Form 10-K
period 2019-12-31
1Life Healthcare Inc
filed 2020-03-27
CIK 1404123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39203

1LIFE HEALTHCARE, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	76-0707204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Embarcadero Center, Suite 1900 San Francisco, CA 94111	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(415) 658-6792

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ONEM	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on March 25 2020, was $1.4 billion. The calculation of the aggregate market value of voting and non-voting common equity excludes 54,605,947 shares of common stock of the registrant held by executive officers, directors and stockholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s common stock, par value $0.001 per share, outstanding as of March 25, 2020 was 126,100,072.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Where You Can Find More Information

Investors and others should note that we announce material financial and other information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also post supplemental materials on the “Events and Presentations” section of its investor relations website at investor.onemedical.com. Except as specifically noted herein, information on or accessible through One Medical’s website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference into any other filings we may make with the U.S. Securities and Exchange Commission, or the SEC.

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K. These channels may be updated from time to time on our investor relations website.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors,” including, among other things:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	variance in our financial performance from expectations of securities analysts or investors;

•	changes in our projected operating and financial results;

•	changes in the pricing we offer our members;

•	our relationships with our health network partners and enterprise clients and any changes to or terminations of our contracts with the health network partners or enterprise clients;

•	changes in laws or regulations applicable to our solutions and services;

•

the impact of COVID-19 on our financial performance, financial condition and results of operations, and the financial performance and financial condition of our health network partners, on our payers, our enterprise customers and others;

•	announcements by us or our competitors of significant business developments, acquisitions or new offerings;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	publicity associated with issues with our services and technology platform;

•	our involvement in litigation, including medical malpractice claims and consumer class actions;

•	any governmental investigations or inquiries into or challenges to our relationships with the One Medical PCs under the Administrative Services Agreements (“ASAs”);

•	future sales of our common stock or other securities, by us or our stockholders, as well as the anticipation of lock-up releases;

•	changes in senior management or key personnel;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	the trading volume of our common stock;

•	general economic, regulatory and market conditions;

•	our estimates of our market opportunity and changes in the anticipated future size and growth rate of our market;

ii

•	our ability to retain and recruit key personnel and expand our sales force;

•	the ability of the One Medical PCs to attract and retain high quality providers;

•	our ability to fund our working capital requirements;

•	our compliance with, and the cost of, federal, state and foreign regulatory requirements; and

These risks are not exhaustive.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

In addition, statements including “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

In this report, unless otherwise indicated or the context otherwise requires, (i) all references to “One Medical,” “we,” “us,” “our” or the “Company” mean 1Life Healthcare, Inc. and its consolidated affiliated professional entities, (ii) all references to “1Life” refer to 1Life Healthcare, Inc. and not to its consolidated affiliated professional entities and (iii) all references to the “One Medical PCs” refer to the professional entities affiliated with 1Life through administrative services agreements.  1Life and the One Medical PCs do business under the “One Medical” brand.

iii

PART I

Item 1. Business.

Overview

Our vision is to delight millions of members with better health and better care while reducing the total cost of care. Our mission is to transform health care for all through our human-centered, technology-powered model. We are a membership-based primary care platform with seamless digital health and inviting in-office care, convenient to where people work, shop, live and click. We are disrupting health care from within the existing ecosystem by simultaneously addressing the frustrations and unmet needs of key stakeholders, which include consumers, employers, providers and health networks. As of December 31, 2019, we had approximately 422,000 members in nine markets in the United States and greater than 7,000 enterprise clients.

The current state of the healthcare ecosystem leaves key stakeholders frustrated and with unmet needs.

•

Consumers. According to a 2016 report, 81% of consumers are dissatisfied with their healthcare experience, in part due to limited after-hours and digital access, long wait times for appointments, extended in-office delays, short and impersonal visits, uninviting medical offices in inconvenient locations, constrained access to specialists and a lack of care coordination across clinical settings.

•

Employers. Employers find their health benefit offerings often underperforming on such fundamental objectives as attracting and engaging employees, improving employee productivity, reducing absenteeism, producing better health outcomes and managing healthcare costs.

•

Providers. Within primary care, according to a 2019 Mayo Clinic report, over 50% of family physicians show symptoms of burnout, driven in part by misaligned fee-for-service compensation approaches incentivizing short transactional interactions, and excessive administrative tasks associated with burdensome EHR systems and convoluted insurance procedures.

•

Health Networks. Health systems and health plans have been looking to develop coordinated networks of care to better attract patients, increase attributable lives and better integrate primary care with specialty services for improved patient outcomes and lower costs. Yet even with major investments in provider groups, care management programs and technology systems, health networks have struggled to deliver on these objectives.

We have developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. Our annual membership model includes seamless access to 24/7 digital health services paired with inviting in-office care routinely covered under health insurance programs. Our technology drives high monthly active usage within our membership, promoting ongoing and longitudinal patient relationships for better health outcomes and high member retention. Our technology also helps our service-minded team in building trust and rapport with our members by facilitating proactive digital health outreach as well as responsive on-demand virtual and in-office care. Our digital health services and our well-appointed offices that are located in highly convenient locations are all serviced by our own clinical team who are employed in a salaried model, free of misaligned fee-for-service compensation incentives prevalent in health care. In addition to offering lab and immunization services in our medical offices, we continue to expand our digital and in-person offerings into such areas as behavioral health and pediatrics, thereby addressing the broader needs of members and key priorities of employers. Additionally, we have developed clinically integrated partnerships with health networks, better coordinating more timely access to specialty care when needed by members, while advancing value-based care for employers through clinical and digital integration.

Together, these components of our human-centered and technology-powered model allow us to deliver better results for key stakeholders.

•

Consumers. We delight consumers with a superior experience as evidenced by our average NPS of 90 over the twelve months ended December 31, 2019 and our key primary care related HEDIS quality measures. NPS measures the willingness of consumers to recommend a company’s products or services to others. We use NPS as a proxy for gauging our members’ overall satisfaction with our providers and loyalty to the One Medical brand. Our NPS is based on responses from a single question survey provided to members after in-office visits which asks members how likely they are to recommend their One Medical provider to a friend or colleague. We calculate our NPS using the standard method of subtracting the percentage of members who respond that they are not likely to recommend our providers from the percentage of members that respond that they are likely to recommend our providers, with responses based on a scale of 0 to 10. The resulting NPS is an index that ranges from a low of -100 to a high of 100.

Our members receive access to 24/7 digital health services with quick response times. Members also have access to inviting in-office care in convenient locations with warm and caring staff. Our technology platform advances consumer engagement and health through proactive digital health screenings, post-visit digital follow-ups, real-time access to medical records, and around-the-clock availability of our friendly and knowledgeable providers. We also offer walk-in immunizations and lab services, behavioral health screenings, women’s health, men’s health, LGBTQ+ care, pediatrics, sports medicine, lifestyle and wellbeing programs.

•

Employers. We support employers in achieving key health benefits goals of attracting and engaging employees, improving employee productivity and wellbeing, and delivering higher levels of value-based care. Employers cover our membership fee for their employees, with over 65% of employers also covering their employees’ dependents’ memberships as of December 31, 2019. Our office visits are typically billed under an employer’s routine health insurance benefit program, allowing for seamless and quick implementation. Within enterprise clients, our median estimated activation rate as of December 31, 2019, was over 45%, which we believe we can increase over time. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee. The levels of activation rates at our enterprise clients may also affect the renewal rates of our enterprise clients. With real-time video and phone consults available typically within minutes, and same and next day in-office appointments, we have demonstrated a 41% reduction in emergency room visits and total employer cost savings of 8% or more.

•

Providers. Our culture, technology, team-based approach and salaried provider model help address the fundamental issues driving physician burnout. Our culture allows us to attract and retain top board-certified physicians and premier team members. Our providers come from diverse cultural backgrounds, reflecting the demographics of the communities and members we serve. Our proprietary technology platform allows for meaningful reductions in desktop medicine burdens, which are the excessive administrative hassles associated with the use of EHRs. Our support team takes on many of the administrative burdens for scheduling and insurance coordination. Our in-office and virtual medical teams jointly deliver longitudinal health care. Our salary-based provider compensation incentivizes delivery of the right care at the right time, without the adverse financial incentives that fee-for-service or capitated compensation systems can have on clinical decision-making.

•

Health Networks. Health networks partner with us for consumer-driven care, direct-to-employer relationships and coordinated networks of attributable lives. Our membership base connects health networks with a primarily working-age, commercially insured population, without the costs and risks typically faced in the development of their own primary care networks. We clinically and digitally integrate with our health network partners to advance more seamless member access to partner specialists and facilities when needed, while supporting reductions in duplicative testing and excessive delays often seen across uncoordinated healthcare settings. Such coordinated care can deliver better service levels and outcomes for consumers, while advancing employee productivity and value-based care to employers.

We believe our model is highly scalable. We are physically present in nine markets today, including Boston, Chicago, Los Angeles, New York, Phoenix, San Diego, the San Francisco Bay Area, Seattle and Washington, D.C. and primarily serve a working-age, commercially-insured population and associated dependents. As of December 31, 2019, we had 83 physical offices, including some employer on-site clinics. Additionally, our members can access our 24/7 digital health services nationwide. As of December 31, 2019, we had greater than 7,000 enterprise clients of various sizes across industries. For the twelve months ended December 31, 2019, we retained 9 out of 10 of our consumer members and our enterprise contract value. We grew our membership by 351% from December 31, 2014 through December 31, 2019.

We derive net revenue from multiple stakeholders, including consumers, employers, health networks and insurers. We recognize net revenue as (i) membership revenue from annual employer and consumer subscription fees, (ii) partnership revenue predominantly on a per member per month (“PMPM”) basis from health networks and fixed payments from enterprise clients for on-site medical services and (iii) net patient service revenue on a per visit basis from health insurers and patients. We are in-network with most health insurance plans in all of our markets.

Industry Challenges and Our Opportunity

The current state of the healthcare ecosystem leaves key stakeholders frustrated and with unmet needs, delivering suboptimal results for consumers, employers, providers and health networks. We believe that these unmet needs represent a significant opportunity for us.

Consumers

According to a 2016 report, approximately 81% of consumers are dissatisfied with their healthcare experience. Their frustrations include long lead times to schedule physician appointments and long waits once checked-in at provider offices. Appointments often occur in crowded medical offices and are typically short in duration, affording limited time to develop deeper provider-patient relationships. Opportunities to engage with providers before and after visits, as well as during nights and weekends, are often limited or non-existent, even though healthcare needs are not constrained to the operating hours of provider offices. Care delivered is also often uncoordinated with providers, leaving consumers to navigate their own way through a complex system.

Employers

To attract and retain staff, employers are making significant investments in health benefits; yet, as commercial insurance costs have reached record highs, employers and employees remain frustrated. Barriers to accessing timely care during the day and after business hours cause employees to miss work and lose productivity. As a result, many employees self-direct themselves to higher cost settings such as emergency rooms. Additionally, uncoordinated care across primary care, specialty care and behavioral health settings creates frustration and causes excessive spending. According to the National Academy of Medicine, approximately 30% of all healthcare spending is estimated to be avoidable wasted spending.

Providers

By predominantly compensating primary care providers on volume, the prevalent fee-for-service approach seen within the industry incentivizes short and transactional medical encounters, often with insufficient time to address underlying issues related to acute care, chronic disease, and behavioral health issues. Such fee-for-service compensation may also incentivize greater referrals to specialists for more time-intensive cases, even when such patients could otherwise be treated effectively within primary care. Management of preventive care and chronic conditions through longitudinal relationships is typically less-reimbursed, if paid for at all. In addition, providers often find themselves performing excessive administrative tasks that could be better performed by other staff or eliminated altogether. They suffer from rising administrative time spent populating data into cumbersome EHR systems, and documentation hassles associated with insurance procedures. These dynamics contribute to lower job satisfaction and provider burnout.

Health Networks

While many health networks have sought to better integrate primary care with specialty and hospital care, they may underperform on service, access, and coordination of care. This is partly due to their internal incentive systems, processes, and technologies, which are typically focused on addressing high revenue specialty care, rather than best supporting primary care. Moreover, primary care networks can be very costly to develop, and can require significant ongoing investments to operate, while often underperforming on strategic and financial objectives. According to the American Hospital Association’s Futurescan survey of hospital CEOs and leaders published in 2019, 75% of hospital and health systems operate their primary care networks at a loss or are willing to do so, with 76% of health system leaders indicating they are pursuing or are likely to pursue external relationships to advance their physician networks and better serve consumers.

We have developed a human-centered, technology-powered primary care model that simultaneously addresses the aforementioned frustrations and unmet needs of key stakeholders. We disrupt the healthcare ecosystem from within its current structure through our:

•	modernized member-based model that is based on direct consumer enrollment as well as employer sponsorship;
•	seamless bundled digital health and virtual care;
•	inviting offices with high quality service in convenient locations;
•	partnerships with health networks;
•	alignment with payers;
•	premier salaried medical group;
•	advanced technology-powered systems; and
•	service-oriented team implementing Lean processes.

We believe the aligned components of our model deployed at scale transform health care for key stakeholders.

Our Value Proposition

Our modernized human-centered and technology-powered primary care model simultaneously addresses the frustrations and unmet needs faced by key stakeholders.

Value Proposition for Consumers

•

Greater engagement for better health and better care. We regularly and proactively engage our members digitally and in-person. Members can digitally access medical information, prescriptions, lab results and other health data, and can reach out to our team regarding medical issues or health questions around-the-clock. Members may receive digital health status check-ins before and after office encounters, and our technology facilitates further follow-up with our providers.

•

Unique digital health experience. Our dedicated and compassionate providers and other team members deliver 24/7 digital care. Members engage through our website or mobile app in timely synchronous and asynchronous interactions, selecting their communication modality of choice, including messaging, text, voice and video. Our in-house virtual team delivers 24/7 service to address health concerns and administrative questions, coordinating with our in-office providers through a common EHR that is shared across digital and in-office settings.

•

Superior in-office care experience. We provide kind and attentive in-person care in aesthetically pleasing offices with contemporary interior designs. We offer same- or next-day appointments with almost no wait upon arrival in locations convenient to where consumers work, shop and live. Members enter into first-name relationships with providers who greet them upon arrival and walk them out upon appointment completion. Our approach allows for more time to thoroughly address a broader array of issues and to develop deeper relationships than traditional primary care settings.

•

Longitudinal approach to care. Our approach treats the whole person by including the physical, mental, social, emotional and administrative needs of our members. Our holistic offerings include walk-in immunizations and lab services, behavioral health, women’s health, men’s health, LGBTQ+ care, pediatrics, sports medicine, lifestyle and wellbeing programs. We proactively reach out to members to assess their health status and mental wellness and follow up with reminders on key health initiatives. These initiatives support the health of our members with the goal of avoiding more costly care in the future.

•

Greater care coordination. We can serve as a trusted advisor to our members and, through our administrative teams and technology, help them better navigate the healthcare ecosystem. Our health network partnerships further advance clinically and digitally integrated care across primary, specialty and acute care settings by streamlining access to leading specialists and reducing delays and duplicative tests.

•

Improved health outcomes. We help drive better health outcomes for our members, as reflected in our key primary care related HEDIS quality metrics. To prevent avoidable conditions and advance health, we proactively promote screening for cancers, chronic diseases, anxiety and depression.

Value Proposition for Employers

•	Differentiated and highly valued employee benefit. We believe our model enhances the benefits offering of employers, improving their recruitment and retention of talent.
•

Increased workforce productivity. We reduce time away from work as well as employee distraction related to illness, injury or other medical conditions by providing quick and convenient access to care for employees and dependents, including virtual care. With longer appointments, we address more needs in our primary care setting, reducing avoidable referrals and additional time away from work. Additionally, our ability to facilitate timely specialist appointments with our health network partners further reduces distraction while waiting for specialty care.

•

Reduced costs. We reduce costs by increasing employee productivity and providing value-based care, substituting higher cost emergency room and specialty services with lower-cost primary care. We help avoid unnecessary testing and higher cost branded prescriptions through best practice clinical protocols embedded in our technology. For example, we have demonstrated a 41% reduction in emergency room visits and total employer cost savings of 8% or more.

•

Insights on improving employee health and value-based care. We support population health improvement and medical cost assessment by analyzing anonymized aggregated health record information and employee health engagement patterns. We work with employers to better understand the health needs of their employees as well as to review overall utilization patterns. Our aggregated anonymized EHR information allows for timelier and deeper insights to help employers improve their health benefits programs and achieve higher levels of value.

Value Proposition for Providers

•

More fulfilling way to practice. Our providers develop meaningful relationships with our members over time, allowing them to help improve healthy behaviors and better coordinate member health needs. Their relationships with members are more longitudinal and less transactional. Our providers are also supported by our technology platform which enables them to practice at the top of their license, making their work more professionally rewarding while reducing factors driving burnout.

•

Team-based approach across care modalities. Our in-office providers and our virtual team collaborate for longitudinal health care across time and settings. Our virtual care team and administrative specialists reduce our in-office providers’ workloads while promoting 24/7 care. Providers can better focus on caring for patients during clinical interactions, while excessive administrative tasks can be handled by other team members.

•

Purpose-built technology platform. Our proprietary technology platform is developed with significant provider input and is purpose-built for primary care. For example, our technology is focused on capturing and surfacing the most meaningful clinical insights in a workflow that is intuitive to providers. Our platform meaningfully reduces administrative workloads by intelligently automating, streamlining and re-routing tasks across our network to the most appropriate team member, resulting in faster response times while freeing up providers to focus on caring for members.

•

Salaried model with flexible work schedules. Our salaried model avoids perverse fee-for-service and capitation incentives, and does not financially reward or penalize our providers based on utilization. It supports the delivery of the right amount of care in the best setting without impacting provider take-home pay. Additionally, we have flexible work arrangements and opportunities to practice in office or virtually. We believe this results in a better quality of life and work-life balance. With a presence in markets across the country, we also increasingly offer providers mobility opportunities.

Value Proposition for Health Networks

•

Expansion of health networks. Our partnership model allows health networks to augment their existing primary care and network strategies, without significant additional investment in capital, technology or management resources. Partnering with us can be a more effective, expeditious, economical, and less risky way of developing a coordinated network of attributable lives. Additionally, our model can better position health networks with consumers and employers by focusing on consumer-driven care and facilitating direct-to-employer relationships.

•

Attractive customer base. Health networks look to partner with us to proactively establish relationships with our members. These partnerships allow health networks to better connect with our largely commercially insured membership base.

•

Coordinated care. We clinically and digitally integrate our modernized primary care model with our health network partners’ provider networks, better coordinating care for members across a continuum of settings. We digitally integrate EHR information, avoiding duplicative testing often seen when patients are referred across care settings. Through better coordination, we provide members with more seamless access to specialty care when needed. We simultaneously reduce excessive health network administrative costs by linking our referral processes and digital technologies with health network partners. This coordination of care can lead to better experiences and outcomes for members, as well as reduced costs.

Our Competitive Strengths

We believe the following are our key competitive strengths.

Modernized Membership-Based Model

We believe our membership-based model supports ongoing and longitudinal relationships where we can serve as trusted advisors to our members and as partners to our enterprise clients. Our model also generates stable revenue which is recurring in nature. By having an enrolled population of members, we can proactively reach out to members to encourage adherence to treatment protocols or to check in on their care needs. The relationship inherent in a membership model is very different than the traditional model of transactional patient care visits, where a provider typically only engages with a patient if the patient comes in for a visit. We proactively engage with our members on a regular basis through our digital platform and in our welcoming offices, and believe we are better able to develop long-term connections and relationships with them.

Extraordinary Customer Experience

Our human-centered approach is focused on providing a superior experience to our members, as evidenced by the bundling of services within our membership model, the way we hire and train our team, the culture of caring we foster, our easy-to-use technology, our 24/7 digital health, our inviting in-office care, our compassionate and salaried providers and our streamlined Lean processes. Whether members call, click or visit, they consistently experience outstanding service. Our virtual care is available around-the-clock. Our medical offices feel more like health spas, and our providers and staff are very friendly and trained in customer service. We do not keep members waiting long, if at all, and our longer appointments provide our team with more time to address member needs. Our technology is designed to promote frictionless access, ease of use and high engagement. We look to address the whole-person needs of our members, providing physical and mental health services, lab services, and coordinating specialty services with health network partners. Our administrative staff is available to answer benefits questions and help navigate the healthcare ecosystem on behalf of our members.

Simultaneously Addressing the Needs of Consumers, Employers, Providers and Health Networks

Our modernized model simultaneously addresses the frustrations and unmet needs of key stakeholders, transforming health care from within the current ecosystem. For consumers, we deliver a superior experience as evidenced by our average NPS of 90 over the twelve months ended December 31, 2019 and our results on key primary care related HEDIS quality measures. See “—Overview” for a description of how we calculate NPS. For employers, we help improve employee productivity through frictionless access to virtual and in-office care and reduce medical costs by avoiding unnecessary emergency room and specialty visits. For providers, we create a more engaging and manageable primary care work environment by leveraging a salaried model and our proprietary technology. With health networks, we clinically integrate to expand their connections to commercially insured enrollees, and we are in-network with most health insurance plans in all of our markets. Accordingly, our model delivers differentiated value to all key stakeholders simultaneously within the current health care ecosystem.

Engaged, Salaried Providers Delivering Best-in-Class Care

We offer an outstanding environment to practice primary care, as reflected in our high provider retention rates and engagement scores. Our salaried compensation approach allows our providers to deliver patient-centered care without impacting their pay as might be the case under fee-for-service compensation approaches. Our providers also have significantly fewer EHR tasks to complete due to our proprietary technology that is purpose-built for primary care, freeing up their time to focus on delivering outstanding clinical care.

Proprietary Technology Platform

Our ability to simultaneously deliver significant value to key stakeholders is deeply rooted in our purpose-built, modernized technology platform. Our proprietary technology platform powers all aspects of our company: engaging members, supporting providers and advancing business objectives. Our technology allows us to proactively engage members with personalized clinical outreach and improve health through online scheduling, virtual provider visits and ready access to health information. Our technology also supports providers by leveraging machine learning to reduce and re-route tasks that needlessly create administrative burdens while supporting team-based care. This allows providers to spend more time delivering clinical care, while facilitating higher levels of member responsiveness. Our technology also advances operational efficiencies, as our product designers and engineers collaborate closely with clinical and operational team members to observe and optimize workflows. Our platform is built on a modern cloud-based technology stack, employing Agile development cycles and a DevOps approach to infrastructure. Our modular, service-oriented architecture utilizes API standards for ease of implementing new functionalities and integrating with external systems.

Operating Platform for High Performance at Scale

Our approach for operating and scaling our platform is based on leading process improvement and management practices. We leverage Lean methodologies for process improvement, human-centered design thinking, behavioral design and Agile methodologies for software development to deliver high performance levels at scale. Our operational processes, software development and staffing models, including our virtual medical team, are designed to work together to create efficiencies and uniquely achieve our objectives. Moreover, we standardize our processes and practices so we can efficiently deliver consistent outcomes at scale across existing and new markets, which we believe will further drive our financial performance.

Highly Experienced Management Team

Our management team has extensive experience working with leading health systems, health plans, technology companies, service organizations, consumer brands, and enterprise-sales-driven companies. Our leadership embodies our cultural alignment around our behavioral tenants of being human-centered, team-based, unbounded in thinking, driven to excel, and intellectually curious. Our leaders help organize teams of clinicians, technologists and staff to regularly engage together in designing processes and software to further advance our objectives. Accordingly, our team is well positioned to execute on our objectives and advance an outstanding workplace environment.

Our Growth Strategies

To transform health care at scale, we can pursue growth through the following avenues.

Grow consumer and enterprise membership in existing markets

We have significant opportunities to increase membership in our existing markets through (i) new sales to consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients and (iii) adding other potential services. Within enterprise clients, our median activation rate as of December 31, 2019 was over 45%, which we believe can increase over time as our brand awareness grows and our customer relationships mature. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee. Additionally, while the percentage of enterprise clients offering our services to dependents of their employees has grown from 55% in 2015 to over 65% as of December 31, 2019, we believe we have significant further room for growth with dependents. Furthermore, as we continue to scale our presence, we anticipate an increasing number of larger national and regional employers will look to partner with us for our services.

Expand into new markets

We are physically present in nine markets with plans to enter three new markets in 2020. We assess potential markets using a variety of metrics, including population demographics and density, employer presence, potential health network partners, and other factors. We believe our complete offering is viable in most markets across the United States.  As we enter new markets, we may work with existing enterprise clients and health networks to help enroll new members in these markets, potentially resulting in immediate membership enrollments at the time of market entry, before we even establish a physical footprint in a market.

Grow health network partnerships

To accelerate our growth and presence, we can extend existing health network partnerships into new markets where our partners may also have a presence, or we can enter into new health network partnerships in new markets. We typically partner with one health network in a given market, and as that partner grows its market presence, we can grow even further with them.

Expand services and populations

Our core offering today is centered on primary care and the commercially insured segment. However, our modernized model has been designed with flexibility to provide additional services such as behavioral health and to care for additional population segments such as Medicare. Additionally, our model is also well positioned for shared savings reimbursement models, such as capitation and other accountable care approaches. Our technology has also been developed with modern APIs to enable direct integration with channel partners and other third-party offerings, increasing the potential breadth of our modernized platform solution.

Competition

We compete in a highly fragmented primary care market with direct and indirect competitors that offer varying levels of impact to key stakeholders such as consumers, employers, providers, and health networks. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. We expect to face increasing competition, both from current competitors, who may be well-established and enjoy greater resources or other strategic advantages to compete for some or all key stakeholders in our markets, as well as new entrants into our market.

We believe our most direct competition today is from primary care providers who are employed by or affiliated with health networks. Due to our growing number of partnerships with these health networks, we increasingly view primary care providers affiliated with such health networks as potential partners as opposed to direct competitors. We also face competition from direct-to-consumer solutions or employer-focused on-site primary care offerings. These competitors may be narrower in their competitive footprint and may not address all the key stakeholders we serve simultaneously. Our indirect competitors also include episodic point solutions such as telemedicine offerings as well as urgent care providers. These offerings may typically pay providers on a fee-for-service basis rather than the salaried model we employ. Given the size of the healthcare industry and the extent of unmet needs, we expect additional competition, potentially from new companies, including smaller emerging companies which could introduce new solutions and services, as well as other incumbent players in the healthcare industry or from broader industry who could develop their own offerings and may have substantial resources and relationships to leverage. With the emergence of new technologies and market entrants, we expect to face increasing competition over time, which we believe will generally increase awareness of the need for modernized primary care models and other innovative solutions in the United States and globally.

The principal competitive factors in our industry include:

•	patient engagement, satisfaction and utilization;
•	convenience, accessibility and availability;
•	brand awareness and reputation;
•	technology capabilities including interoperability with legacy enterprise and health network infrastructures;
•	ability to address the needs of employers and payers;
•	ability to attract and retain quality providers;
•	ability to reduce cost trends;
•	level of participation in insurance plans;
•	alignment with health networks;
•	domain expertise in health care, technology, sales and service;
•	scalability of models; and
•	operational execution abilities.

We believe that we compete favorably with our competitors on the basis of these factors and we believe the offerings of competitors inadequately simultaneously address the needs of key stakeholders or fail to do so at scale.

Sales and Marketing

Our marketing and sales initiatives focus on member growth through two primary avenues: directly acquiring consumer members, and signing agreements with employers that sponsor employee memberships as part of their benefits packages. We use marketing and sales strategies to reach consumers as well as enterprise benefits leaders. Enterprise marketing and sales strategies also include account-based marketing, business development initiatives, and client service teams focused on customer acquisition, employee enrollment, and member engagement.

With a growing national model, we aspire to be the most loved brand in health care. We anchor our brand messaging on how we delight our members with care for real life. In 2019, we were named the #1 Most Customer-Centric Company in Healthcare by Forbes and ranked as the #1 “Most Disruptive” private health care company in the United States by Alliance Bernstein.

Consumer Sales & Marketing

When we market and sell directly to individuals, we initially focus on increasing brand awareness, followed by performance marketing targeted toward member enrollment.

Our marketing strategy in new markets is primarily centered on increasing overall brand awareness, familiarity, consideration and ultimately enrollment. To achieve these objectives, we showcase our model via direct mail, print, digital, out-of-home, broadcast, and social media advertising. We also develop thought leadership content such as whitepapers, eBooks, and blog posts and use public relations to secure earned media placements. Additionally, we participate in industry conferences, and may partner with media outlets, event venues, and local businesses to increase brand awareness.

As brand awareness increases in more established markets, we shift our efforts to performance marketing focused on both customer acquisition and engagement. Our performance marketing initiatives include customized task-based in-app messages and email communications to drive engagement among members, in addition to more targeted advertisements through direct mail, Google Search, YouTube and social media for member acquisition.

Enterprise Sales & Marketing

Our in-house enterprise sales force is comprised of sales professionals who are organized by geography and customer size. We support our sales force in several ways, including through account-based marketing resources and the deployment of a business development team to educate enterprise decision makers on the benefits of offering One Medical to their employees. We also leverage a sales analytics team to further support lead generation. Additionally, our client services team actively manages our customer accounts and provides in-depth reporting on member activation, utilization, engagement, and value.

We also work with channel partners such as payroll and professional employer organizations to reach smaller enterprise clients. Additionally, we partner with select regional and national benefits brokers and consultants to educate potential customers on our offerings.

After onboarding new enterprise accounts, we shift our focus to enrolling and engaging employees. These efforts include on-site visits to employers, email communications, and other forms of performance marketing.

Intellectual Property

We believe that our intellectual property rights are important to our business. We rely on a combination of trademarks, service marks, copyrights and trade secrets to protect our proprietary technology and other intellectual property. As of December 31, 2019, we exclusively own five registered trademarks in the United States, including One Medical. In addition, we have registered domain names for websites that we use or may use in our business. As of December 31, 2019, we had no issued patents and no pending patent applications anywhere in the world, and therefore, we do not have patent protection for any of our proprietary technology, including our operating platform, technology platform, proprietary software, mobile app or web portal.

We seek to control access to and distribution of our proprietary information, including our algorithms, source and object code, designs, and business processes, through security measures and contractual restrictions. We seek to limit access to our confidential and proprietary information to a “need to know” basis and enter into confidentiality and nondisclosure agreements with our employees, consultants, customers and vendors that may receive or otherwise have access to any confidential or proprietary information. We also obtain written invention assignment agreements from our employees, consultants, and vendors that assign to us all right, interest, and title to inventions and work product developed during their employment or service engagement with us. In the normal course of business, we provide our intellectual property to external parties through licensing or restricted use agreements. We have established a system of security measures to help protect our computer systems from security breaches and computer viruses. We have employed various technology and process-based methods, such as clustered and multi-layer firewalls, intrusion detection systems, vulnerability assessments, threat intelligence, content filtering, endpoint security (including anti-malware and detection response capabilities), email security mechanisms, and access control mechanisms. We also use encryption techniques for data at rest and in transit.

Government Regulation

The healthcare industry and the practice of medicine are governed by an extensive and complex framework of federal and state laws, which continue to evolve and change over time. The costs and resources necessary to comply with these laws are high. Our profitability depends in part upon our ability, and that of the One Medical PCs and their providers, to operate in compliance with applicable laws and to maintain all applicable licenses. A review of our operations by courts or regulatory authorities could result in determinations that could adversely affect our operations, or the healthcare regulatory environment could change in a way that restricts our operations.

Practice of Medicine

Corporate Practice of Medicine and Fee-Splitting

We contract with the One Medical PCs, who in turn employ or retain physicians and other medical providers to deliver professional clinical services to patients. We enter into ASAs with the One Medical PCs pursuant to which it provides them with a wide range of administrative services and receive payment from the One Medical PC. These administrative services arrangements are subject to state laws, including those in certain of the states where we operate, which prohibit the practice of medicine by, and/or the splitting of professional fees with, non-professional persons or entities such as general business corporations.

Corporate practice of medicine and fee-splitting prohibitions vary widely from state to state. In addition, such prohibitions are subject to broad powers of interpretation and enforcement by state regulators. Our failure to comply could lead to adverse action against us and/or our providers by courts or state agencies, civil or criminal penalties, loss of provider licenses, or the need to restructure our business model and/or physician relationships, any of which could harm our business.

Practice of Medicine and Provider Licensing

The practice of medicine is subject to various federal, state, and local laws and requirements, including, among other things, laws relating to the practice of medicine (including remote care), quality and adequacy of care, non-physician personnel, supervisory requirements, behavioral health, medical equipment, and the prescribing and dispensing of pharmaceuticals and controlled substances.

Telehealth Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

Providers who provide professional medical services to a patient via telehealth must, in most instances, hold a valid license to practice medicine in the state in which the patient is located. Federal and state laws also limit the ability of providers to prescribe pharmaceuticals and controlled substances via telehealth. We have established systems for ensuring that our affiliated providers are appropriately licensed under applicable state law and that their provision of telehealth to our members occurs in each instance in compliance with applicable rules governing telehealth. Failure to comply with these laws and regulations could lead to adverse action against our providers, which could harm our business model and/or physician relationships and have a negative impact on our business.

Other Healthcare Laws

HIPAA, as amended by the HITECH Act, and their implementing regulations, includes several separate criminal penalties for making false or fraudulent claims to non-governmental payers. The healthcare fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, which includes private payers. Violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government healthcare programs. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme, or device, or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, (1) inappropriate billing of services to government healthcare programs, (2) employing or contracting with individuals or entities who are excluded from participation in government healthcare programs, and (3) offering or providing Medicare or Medicaid beneficiaries with any remuneration, including full or partial waivers of co-payments and deductibles, that are likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier (subject to an exception for non-routine, unadvertised co-payment and deductible waivers based on individualized determinations of financial need or exhaustion of reasonable collection efforts).

State and Federal Health Information Privacy and Security Laws

We must comply with various federal and state laws related to the privacy and security of personally identifiable information, or PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of PHI. The One Medical PCs are regulated as covered entities under HIPAA, and we are sometimes regulated as a covered entity under HIPAA. HIPAA’s requirements are also directly applicable to the contractors, agents, and other business associates of covered entities that create, receive, maintain, or transmit PHI in connection with their provision of services to covered entities. We are a business associate of the One Medical PCs, health network partners and other covered entities when performing certain administrative services on their behalf.

We are also subject to the HIPAA breach notification rule, which requires covered entities to notify affected individuals of breaches of unsecured PHI. In addition, covered entities must notify the Secretary of Health and Human Services, or HHS, Office of Civil Rights, or OCR, and the local media if a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to OCR on an annual basis. The HIPAA regulations also require business associates to notify the covered entity of breaches by the business associate.

Violations of HIPAA can result in civil and criminal penalties, including civil financial penalties ranging from $114 to $57,051 per violation (as of 2019, and subject to periodic adjustments for inflation).

Many states in which we operate have their own laws protecting the privacy and security of personal information, including health information. We must comply with such laws in the states where we do business in addition to our obligations under HIPAA. In some states, such as California, state privacy laws are even more protective than HIPAA. It may sometimes be necessary to modify our operations and procedures to comply with these more stringent state laws. State data privacy and security laws are subject to change, and we could be subject to financial penalties and sanctions if we fail to comply with these laws.

In addition to federal and state laws protecting the privacy and security of personal information, we may be subject to other types of federal and state privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security, along with laws that impose specific requirements on certain types of activities, such as data security and texting.

Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal physician self-referral law, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the referring physician or a member of the physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, unless an exception applies. The Stark Law is a strict liability statute, which means intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of various fraud, waste, and abuse laws, including the Stark Law, can be considered a predicate legal violation to submission of a false claim under the federal False Claims Act (described below) on the grounds that a provider impliedly certifies compliance with all applicable laws and rules when submitting claims for reimbursement. Penalties for violating the Stark Law may include: denial of payment for services ordered in violation of the law, recoupments of monies paid for such services, civil penalties for each violation and three times the dollar value of each such service, and exclusion from participation in government healthcare programs. Violations of the Stark Law could have a material adverse effect on our business, financial condition, and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for, or to induce, the (1) the referral of a person covered by government healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under government healthcare programs, or (3) the purchasing, leasing, ordering, or arranging or recommending the purchasing, leasing, or ordering, of any item or service reimbursable under government healthcare programs. Federal courts have held that the Anti-Kickback Statute can be violated if just one purpose of a payment is to induce referrals. Actual knowledge of this statute or specific intent to violate it is not required, which makes it easier for the government to prove that a defendant had the state of mind required for a violation. In addition to a few statutory exceptions, the Human Services Office of Inspector General, or OIG, has promulgated safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but business arrangements that do not fully satisfy all elements of a safe harbor may result in increased scrutiny by OIG and other enforcement authorities. Violations of the Anti-Kickback Statute can result in exclusion from government healthcare programs as well as civil and criminal penalties, including fines of $50,000 per violation and three times the amount of the unlawful remuneration. Violations of the Anti-Kickback Statute could have a material adverse effect on our business, financial condition, and results of operations.

False Claims Act

The federal False Claims Act prohibits knowingly presenting, or causing to be presented, false claims to government programs, such as Medicare or Medicaid. Some states have adopted similar fraud and false claims laws. Government agencies engage in significant civil and criminal enforcement efforts against healthcare companies under the False Claims Act and other civil and criminal statutes. False Claims Act investigations can be initiated not only by the government, but by private parties through qui tam (or whistleblower) lawsuits. Penalties for False Claims Act violations include fines ranging from $11,463 to $22,927 per false claim or statement (as of 2019, and subject to annual adjustments for inflation), plus up to three times the amount of damages sustained by the federal government. Violations of the False Claims Act violations can also result in exclusion from participation in government healthcare programs.

State Fraud, Waste and Abuse Laws

Several states in which we operate have also adopted similar fraud, waste, and abuse laws to those described above. The scope and content of these laws vary from state to state and are enforced by state courts and regulatory authorities. Some states’ fraud and abuse laws, known as “all-payer laws,” are not limited to government healthcare programs, but apply more broadly to items or services reimbursed by any payer, including commercial insurers. Liability under state fraud, waste, and abuse laws could result in fines, penalties, and restrictions on our ability to operate in those jurisdictions.

Our Health Network Partnerships

We have entered into strategic partnership arrangements with each of our health network partners under which we and the health network partner create a clinically integrated care delivery model that coordinates our network of affiliated primary care practices with the health network partner’s healthcare system to better deliver coordinated care for members, improve operational efficiencies, and deliver value to employers and other players.

Fee Structure

Under most of the strategic partnership arrangements, the health network partners contract with one or more of the One Medical PCs for professional clinical services and contract with 1Life for management, operational and administrative services, including billing and collection services and designing and managing the day-to-day administration of the business aspects of the primary care practices. Under these arrangements, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for the services provided, including those paid by members’ insurance plans. In return for these professional clinical, management, operational and administrative services, we receive fees from these health network partners on a fixed PMPM basis, and fee rates generally increase annually based on various factors, including increases in rates received by a health network’s payers. In lieu of PMPM fees, certain of our clinically integrated health network partners extend their health insurance contracts to us. Under these arrangements, we bill for and receive fees directly for professional clinical services provided to members.

Term and Termination

The term of each strategic partnership arrangement is typically five years and automatically renews for additional two- to five-year terms unless either we or the health network partners decide not to renew. We or the health network partners generally may terminate a strategic partnership arrangement with 90 days’ notice upon certain events such as uncured breach, mutual consent, or a change in law that conflicts with the applicable arrangement. The strategic partnership arrangements generally may be terminated immediately upon certain events such as bankruptcy, exclusion and business combinations involving us and a specified competing health network. Certain health network partners may also terminate upon their determination that we no longer meet their criteria for clinical partnership or the values or mission of the health network partner.

Exclusivity and Non-Solicitation

Under the terms of strategic partnership arrangements, we typically cannot enter into a similar arrangement with certain specified direct competitors to the health network partner within the territory covered by the strategic partnership arrangement. Additionally, the terms of most of the strategic partnership arrangements include a mutual non-solicitation clause, prohibiting us and our health network partners from soliciting each other’s employees during the term of the arrangement and for one year following its expiration, subject to certain customary recruiting practices.

Clinic Commitments and Development Fees

Pursuant to each strategic partnership arrangement, we commit to open an initial number of clinics, ranging from low single digits to mid-teen double digits depending on the area covered, within the first term. Our health network partners pay us certain development fees for the opening of each clinic.

Our Enterprise Client Agreements

We enter into contractual arrangements with our enterprise clients pursuant to which our clients purchase memberships from us for their employees and, in certain circumstances, we provide onsite clinics and health services. The transaction price for memberships under these contracts is determined on a per employee per month basis, based on the number of employees eligible for membership established at the beginning of each contract term. Our contracts with enterprise clients typically have one- to three-year terms.

Google Services Agreement

In August 2017, we entered into an inbound services agreement, or the ISA, with Google Inc. and certain of the One Medical PCs. For 2018 and 2019, Google accounted for 10% of our net revenue. Under the ISA, we and Google enter into statements of work, or SOWs, upon Google’s request pursuant to which Google sponsors memberships for their employees for annual fees. We also provide on-site clinics and health services for certain Google office locations under the SOWs. Under the ISA, Google is not obligated to enter into any SOWs with us, and we are not obligated to provide any services to Google except pursuant to SOWs. Any party may terminate the ISA or any SOW following an uncured material breach, or suspend or terminate any SOW if applicable law prohibits performance under the SOW. Under the ISA, we and the applicable One Medical PCs are required to maintain certain levels of insurance, including medical malpractice liability insurance, in connection with the provision of medical services and the storage of Google data.

Employees

As of December 31, 2019, across 1Life and the One Medical PCs, we had 1700 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.

Corporate and Available Information

We were incorporated under the laws of the state of Delaware in July 2002 under the name 1Life Healthcare, Inc. Our principal executive offices are located at One Embarcadero Center, Suite 1900, San Francisco, California 94111. Our telephone number is (415) 658-6792.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our web site, http://www.one medical.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our consolidated financial statements and related notes included elsewhere in this Annual Report, before making an investment decision. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, net revenue and future prospects. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Our Industry

Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.

We are subject to risks related to the public health crises such as the global pandemic associated with the coronavirus (COVID-19). In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Most states and the federal government have declared a state of emergency related to the spread of COVID-19.  Starting in mid-March 2020, many local and state authorities, including San Francisco County where our headquarters are located, have issued “shelter-in-place" or “stay at home” orders restricting non-essential activities, travel and business operations, for a minimum of two weeks, and could be unless further extended.  The Governor of California and the State Public Health Officer and Director of the California Department of Public Health have also ordered all individuals living in the State of California to stay in their place of residence for an indefinite period of time, subject to certain exceptions for necessary activities.  Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our members, customers, health network partners, employees, and offices, among others.

The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations, and net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition by disrupting or delaying production and delivery of materials and products in the supply chain for our offices, including protective equipment for healthcare providers, or by causing staffing shortages in the One Medical PCs, by negatively impacting the ability or willingness of our health network partners to pay us, by increasing capital expenditures due to the need to buy incremental hardware, or by reducing the liquidity and value of our short-term marketable securities. In addition, due to the shelter-in-place orders in California and New York as well as other markets, we have implemented work-from-home policies for many employees which may impact productivity and disrupt our business operations. In addition, in many of our markets, state authorities have implemented self-isolation and quarantine measures as well as temporary closures of businesses, including several of our employer customers. These measures have resulted in substantially reduced in-office and onsite utilization of our services and, as a result, reduced net patient service revenue which may not be replaced by insurance coverage or government funding. Continued shelter-in-place, quarantine, executive order or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection, would harm our results of operations and net revenue, business and financial condition. These measures and individual practices have resulted in consolidation of our offices and may also result in delays in openings of our new medical offices and clinics, entry into new markets and expansion in existing markets. For example, we may face delays in opening offices in our new markets in California or other states, as well as in existing markets such as the San Francisco Bay Area and New York. While outbreaks such as COVID-19 have resulted in increased membership during the period of outbreak or pandemic, such increased membership levels may not be sustained following the outbreak or pandemic, and our membership and enterprise customer retention may fall as a result. Moreover, as part of our rapid response to the COVID-19 pandemic, we have implemented new services and products, including specimen collection and other testing related and treatment services for COVID-19 based on continuously evolving  regulatory standards which may not be reimbursable or billable services and could result in inaccurate results or other member or employer customer dissatisfaction with such services, potentially resulting in legal disputes or claims.

Health care organizations around the world, including our health network partners in the United States, have faced and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19.  These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will harm the results of operations, liquidity and financial condition of these health care organizations, including certain of our health network partners. We cannot accurately predict at this time the ultimate severity or duration that the foregoing measures and challenges may have on these health care organizations, given our dependence on our health network partners for a portion of our net revenue, on our own business, financial condition and results of operations.

The COVID-19 pandemic and similar crises could also diminish the public’s trust in healthcare facilities, especially facilities that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by infectious diseases. If any of the One Medical PCs were involved, or perceived as being involved, in treating patients with COVID-19 or such other infectious disease, or if risk mitigation protocols related to such infectious disease encourage patients to not visit medical facilities unless for an emergency, patients might cancel appointments or fail to seek other care at the One Medical PCs.  Our providers at the One Medical PCs also face an increased risk of infection with COVID-19, which may result in further staffing shortages at our offices. Our medical offices could also become overburdened with requests for lab testing, and our virtual care teams may also become overburdened with member requests. We may also be required, and have been required in some of our markets, to focus on opening and managing temporary testing sites and operations for COVID-19, which would divert resources from managing our business and growth.

State and federal regulators have promulgated a variety of different emergency orders, laws, and regulations intended to permit health care providers to provide care to COVID-19 and other patients in need of medical care during the COVID-19 crisis, including through the relaxation of licensure requirements and privacy restrictions for telehealth and various waivers intended to limit liability for providers treating patients during the COVID-19 pandemic.  We are undertaking many new programs to rapidly respond to the COVID-19 pandemic, including telehealth visits and testing arrangements, in reliance on these new initiatives.  Although we believe that our arrangements comply with the requirements of these new initiatives, there can be no assurance that regulators or other governmental entities will agree with our interpretation of these arrangements under applicable law, and any regulatory or governmental investigations or other disputes as a result of these arrangements could divert resources and harm our business, financial condition and results of operations.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. Further, a recession or prolonged economic contraction could also harm the business and results of operations of our enterprise customers, resulting in potential business closures and layoffs of employees. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income for members, cutbacks in employer benefits programs and reduced size of workforces, which could reduce our membership revenue and in-clinic and onsite clinic utilization and harm our business, financial condition and results of operations.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We cannot at this time precisely predict what effects the COVID-19 outbreak will have on our business, results of operations and financial condition, including due to uncertainties relating to the ultimate geographic spread of the virus within the United States, the severity of the disease, the duration of the pandemic and the governmental responses to the pandemic.

Our business model and future growth are substantially dependent on the success of our strategic relationships with third parties.

We will continue to substantially depend on our relationships with third parties, including health network partners and enterprise clients to grow our business. We have historically derived a significant portion of our membership revenue from annual membership fees sponsored by our enterprise clients for their employees and patient visit revenue from such employees. In addition, our growth depends on maintaining existing, and developing new, strategic affiliations with health network partners. Further, we rely on a number of partners such as benefits enrollment platforms, professional employment organizations, consultants and other distribution partners in order to sell our solutions and services and enroll members onto our platform.

Our agreements with our enterprise clients often provide for fees based on the number of members that are covered by such clients’ programs each month, known as capitation arrangements. Certain of our enterprise clients also pay us a fixed fee per year regardless of the number of registered members. The number of individuals who register as members through our enterprise clients is often affected by factors outside of our control, such as plan endorsement by the employer and member outreach and retention initiatives. Enterprise clients may also prohibit us from engaging in direct outreach with employees as potential members, or we may be unsuccessful in spreading brand awareness among employees who perceive competitors as offering better solutions and services, which would decrease growth in membership and reduce our net revenue. Increasing rates of unemployment may also result in loss of members at our enterprise clients, and economic recessions or slowdowns can result in our enterprise clients terminating their employee sponsorship arrangements with us for budgetary reasons. In addition, during periods of economic slowdown, enterprise clients may face less competition for new hires or may not need to hire as many employees and as a result, they may not need to sponsor memberships with us as a means to attract new hires. If the number of members covered by one or more of such clients’ programs were to be reduced, including due to benefits reductions or layoffs during and after the COVID-19 pandemic, such decrease would lead to a decrease in our patient service revenue and may also result in non-renewals of our contracts with enterprise clients due to low member activation. For example, even if we maintain a contract with an enterprise client to sponsor membership fees, employees of that customer may not sign up as members due to lack of awareness, inadequate marketing penetration due to information overflow at that customer or otherwise, or perceived inadequacy of our solutions or services as compared to those of competitors sponsored by the same customer. In addition, the growth forecasts of our clients are subject to significant uncertainty, including after the COVID-19 pandemic and any prolonged ensuing economic recession, and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our customers and partners compete meet the size estimates and growth forecasted, their program membership could fail to grow at similar rates, if at all. Historical activation rates within a given enterprise client may also not be indicative of future membership levels at that enterprise client or activation rates of similarly situated enterprise clients. Further, high activation rates do not necessarily result in increased patient service revenue or membership revenue. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee.

We conduct business in a heavily regulated industry, and if we fail to comply with applicable healthcare laws and government regulations, we could incur financial penalties, become excluded from participating in government healthcare programs, be required to make significant operational changes or experience adverse publicity, which could harm our business.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local authorities. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with our providers, vendors, health network partners and customers, our marketing activities and other aspects of our operations. Of particular importance are:

•	state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in practices such as splitting fees with physicians;
•

federal and state laws pertaining to non-physician practitioners, such as nurse practitioners and physician assistants, including requirements for physician supervision of such practitioners and reimbursement-related requirements;

•

the federal physician self-referral law, commonly referred to as the Stark Law, which, subject to certain exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity;

•

the federal Anti-Kickback Statute, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral of an individual for, or the lease, purchase, order or recommendation of, items or services covered, in whole or in part, by government healthcare programs such as Medicare and Medicaid;

•

the federal False Claims Act, which imposes civil and criminal liability on individuals or entities that knowingly or recklessly submit false or fraudulent claims to Medicare, Medicaid, and other government-funded programs or make or cause to be made false statements in order to have a claim paid;

•	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;
•

the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, or collectively, HIPAA, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the Civil Monetary Penalties Law, which prohibits the offering or giving of remuneration to Medicare and Medicaid beneficiaries that is likely to influence the beneficiary’s selection of a particular provider or supplier;

•

federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•	laws that regulate debt collection practices;
•	federal and state laws and policies related to healthcare providers’ licensure, certification, accreditation, Medicare and Medicaid program enrollment and reassignment of benefits;
•	federal and state laws and policies related to the prescribing and dispensing of pharmaceuticals and controlled substances;
•	state laws related to the advertising and marketing of services by healthcare providers;

•

federal and state laws related to confidentiality, privacy and security of personal information, including medical information and records, that limit the manner in which we may use and disclose that information, impose obligations to safeguard such information and require that we notify third parties in the event of a breach;

•

federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to government healthcare programs or employing or contracting with individuals who are excluded from participation in government healthcare programs;

•	laws and regulations limiting the use of funds in health savings accounts for individuals with high deductible health plans;
•	state laws pertaining to anti-kickback, fee splitting, self-referral and false claims, some of which are not limited to relationships involving government-funded programs; and
•	state laws governing healthcare entities that bear financial risk.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes complex and open to a variety of interpretations. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, recoupments of overpayments, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG of the HHS regularly scrutinize healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to and managing government investigations can be time- and resource-consuming, divert management’s attention from the business and generate adverse publicity. Any such investigation or settlement could increase our costs or otherwise have a negative impact on our business, even if we are ultimately found to be in compliance with the relevant laws. Moreover, if one of our health system partners or another third party fails to comply with applicable laws and becomes the target of a government investigation, government authorities could require our cooperation in the investigation, which could cause us to incur additional legal expenses and result in adverse publicity.

In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $11,463 to $22,927 per false claim or statement (as of 2019, and subject to annual adjustments for inflation), healthcare providers often resolve allegations without admissions of liability for significant amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

The One Medical PCs’ operation of medical practices is also subject to various state laws. Among other things, states regulate the licensure of healthcare providers, the supervision by physicians of non-physician practitioners such as physician assistants, nurse practitioners and registered nurses, the retention and storage of medical records, patient privacy and the protection of health information, and the prescribing and dispensing of pharmaceuticals and controlled substances. All such laws, and interpretations thereof, are subject to change. We could be subject to financial penalties and fines, criminal prosecution or other sanctions if our operations are found to not comply with these laws.

In addition, our ability to provide our full range of services in each state is dependent upon a state’s treatment of telemedicine and emerging technologies (such as digital health services), which are subject to changing political, regulatory and other influences. Many states have laws that limit or restrict the practice of telemedicine, such as laws that require a provider to be licensed and/or physically located in the same state where the patient is located. For example, of the jurisdictions in which we operate, California, Georgia, New York, Massachusetts, Oregon and Washington, D.C. are not members of the Interstate Medical Licensure Compact, which streamlines the process by which physicians licensed in one state are able to practice in other participating states. Failure to comply with these laws could result in denials of reimbursement for our services (to the extent such services are billed), recoupments of prior payments, professional discipline for our providers or civil or criminal penalties.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. New or changed healthcare laws, regulations or standards may harm our business. A review of our business by judicial, law enforcement, regulatory or accreditation authorities could result in challenges or actions against us that could harm our business and operations.

The impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may harm our business.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act, or PPACA, made major changes in how health care is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

The PPACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology. Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and net revenue.

In addition, certain provisions of the PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the PPACA may negatively impact payers by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payers seek to offset these increases by reducing costs in other areas. The full impact of these changes on us cannot be determined at this time.

We are also impacted by the Medicare Access and CHIP Reauthorization Act, under which physicians must choose to participate in one of two payment formulas, Merit-Based Incentive Payment System, or MIPS, or Alternative Payment Models, or APMs. Beginning in 2019, MIPS allows eligible physicians to receive upward or downward adjustments to their Medicare Part B payments based on certain quality and cost metrics, among other measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law.

There is uncertainty regarding the future of the PPACA. The law has been subject to legislative and regulatory changes and court challenges, and, in recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. healthcare system, including the PPACA. There is uncertainty regarding whether, when, and how the PPACA may be changed, the ultimate outcome of court challenges and how the law will be interpreted and implemented. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us, while leaving in place provisions reducing our reimbursement or otherwise negatively impacting our business.

In 2017, Congress eliminated the penalty associated with the individual mandate to maintain health insurance. In December 2018, a US district court determined that the PPACA was invalid. One year later, the Fifth Circuit Court of Appeals partially upheld this decision. The Supreme Court recently announced that it would hear an appeal of the case its 2020-2021 term. Pending the appeals process, the law remains in place. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased, either of which may have an adverse effect on our business.

In addition, current and prior healthcare reform proposals have included the concept of creating a single payer such as “Medicare for All” or public option for health insurance. If enacted, these proposals could have an extensive impact on the healthcare industry, including us and may impact our business, financial condition, results of operations, cash flows and the trading price of our security. We are unable predict whether such reforms may be enacted or their impact on our operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare services, which could harm our business, financial condition and results of operations.

If our volume of members with private health insurance coverage declines, including due to a decline in the prevalence of employer-sponsored health care, our revenue may be reduced.

Private third-party payers, including health maintenance organizations, or HMOs, preferred provider organizations and other managed care plans, as well as medical groups and independent practice associations, referred to collectively as IPAs, that contract with HMOs, typically reimburse healthcare providers at a higher rate than Medicare, Medicaid or other government healthcare programs. Reimbursement rates are set forth by contract when the One Medical PCs are in-network, and payers utilize plan structures to encourage or require the use of in-network providers. As a result, our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects our revenue and operating results.

We currently derive a large portion of our revenue from members acquired under our contractual arrangements with enterprise clients that purchase health care for their employees (either via insurance or self-funded benefit plans). A large part of the demand for our solutions and services among enterprise clients depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees. While the percentage of employers who are self-insured has been increasing over the past decade, this trend may not continue. Some experts have predicted that future healthcare reform will encourage employer-sponsored health insurance to become significantly less prevalent as employees migrate to obtaining their own insurance over state-sponsored insurance marketplaces. The resulting loss in members may also decrease the fees we receive under our contracts with health network partners as fewer members engage in their healthcare networks. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue derived from enterprise clients and health network partners by increasing retail member acquisition. In addition, health network partners who rely on our contracts with them for primary care patients to use their healthcare networks, particularly specialty care, may become dissatisfied with the terms under the applicable contract and seek to amend or terminate, or elect not to renew, these contracts. In these cases, our business and results of operations would be harmed.

Private third-party payers, including managed care plans, continue to demand discounted fee structures, and the ongoing trend toward consolidation among payers tends to increase their bargaining power over fee structures. Payers may utilize plan structures such as narrow networks and tiered networks that limit beneficiary provider choices or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier. Other healthcare providers may impact the ability of the One Medical PCs to enter into managed care contracts or negotiate increases in reimbursement and other favorable terms and conditions. In addition to increasing negotiating leverage of private third-party payers, alignment efforts between third-party payers and healthcare providers may also result in other competitive advantages, such as greater access to performance and pricing data. Our future success will depend, in part, on the ability of the One Medical PCs to retain and renew third-party payer contracts and enter into new contracts on favorable terms. It is not clear what impact, if any, future health reform efforts or the repeal of, or further changes to, the PPACA will have on the ability of the One Medical PCs to negotiate reimbursement increases and participate in third-party payer networks on favorable terms. If the One Medical PCs are unable to retain and negotiate favorable contracts with third-party payers or experience reductions in payment increases or amounts received from third-party payers, our revenue may be reduced.

If we fail to cost-effectively develop widespread brand awareness and maintain our reputation, or if we fail to achieve and maintain market acceptance for our healthcare services, our business could suffer.

We believe that developing and maintaining widespread awareness of our brand and maintaining our reputation for providing access to high quality and efficient health care in a cost-effective manner is critical to attracting new members and enterprise clients and maintaining existing members. Our business and revenue are heavily reliant on growing and maintaining our membership base. We have historically derived a significant portion of net revenue from patient visits at the One Medical PCs. In addition, we have a growing number of strategic relationships with health systems and health plans, or collectively, health networks. Market acceptance of our solutions and services and member acquisition depends on educating people, as well as enterprise clients and health networks, as to the distinct features, ease-of-use, positive lifestyle impact, cost savings, quality, and other perceived benefits of our solutions and services as compared to alternative avenues for health care. In particular, market acceptance is highly dependent on our ability to sufficiently saturate a particular geographic area with medical offices to provide services to local members. The level of saturation required depends on the needs of the local market and the healthcare preferences of the members in that market, among other things. For example, certain markets will require more saturation if transportation to our medical offices, or general convenience of accessing our medical offices, is a concern for members. Further, we rely on word of mouth to spread awareness of our solutions and services, which in turn is dependent on members relaying positive experiences with our solutions, services and providers. If we are not successful in demonstrating to existing and potential members and enterprise clients the benefits of our solutions and services, if we are not able to sufficiently saturate a market with medical offices in convenient locations for members, or if we are not able to achieve the support of enterprise clients, health networks, healthcare providers and insurance carriers for our solutions and services, we could experience lower than expected sales of new memberships and a higher rate of existing membership termination, including termination of membership purchases by enterprise clients. Further, the loss or dissatisfaction of any member may substantially harm our brand and reputation, inhibit widespread adoption of our solutions and services, reduce our revenue from enterprise clients and health networks, and impair our ability to attract new members and maintain existing members.

Our brand promotion activities may not generate awareness or increase revenue and, even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract or retain members, health networks and enterprise clients necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad adoption of our solutions and services. Our marketing efforts depend significantly on our ability to call upon our current members to provide positive references to potential new members. For example, we rely on word of mouth and informal member referrals within our enterprise clients to acquire new members, including dependents of existing members.

Further, even if we are successful in our brand promotion activities and deliver high quality and efficient service through the One Medical PCs, we cannot guarantee the quality and efficiency of healthcare service, particularly specialty health care, from our health network partners, over which we have no control. Many of our health network partners are large institutions with significant operations across a wide network of patients and may be unable to provide consistent levels of service across specialty area, physician or location to our members. We heavily rely on our NPS and other member satisfaction scores to promote our brand, increase awareness of our solutions and services and expand our membership base, including in new geographic areas. Patients who experience poor quality healthcare provision from such partners may impute such dissatisfaction to our solutions and services, which would have a negative impact on member retention and acquisition. Any of these consequences could lower our membership retention rate, reduce our revenue and harm our business.

Our solutions and services may also be perceived by our members or enterprise clients to be more complicated or less effective than traditional approaches, and people may be unwilling to deviate from traditional or competing healthcare access options. Accordingly, healthcare providers may not recommend our solution or services until there is sufficient evidence to convince them to alter their current approach. Finally, enterprise clients may be unwilling to market our solutions and services, or may prohibit us from marketing our solutions and services, to their employees. Any such resistance to adoption of our solutions and services, or impediment to our ability to market our solutions and services, may harm our business and results of operations.

Our business model and future growth are substantially dependent on the success of our strategic relationships with third parties.

We will continue to substantially depend on our relationships with third parties, including health network partners and enterprise clients to grow our business. We have historically derived a significant portion of our membership revenue from annual membership fees sponsored by our enterprise clients for their employees and patient visit revenue from such employees. In addition, our growth depends on maintaining existing, and developing new, strategic affiliations with health network partners. Further, we rely on a number of partners such as benefits enrollment platforms, professional employment organizations, consultants and other distribution partners in order to sell our solutions and services and enroll members onto our platform.

Our agreements with our enterprise clients often provide for fees based on the number of members that are covered by such clients’ programs each month, known as capitation arrangements. Certain of our enterprise clients also pay us a fixed fee per year regardless of the number of registered members. The number of individuals who register as members through our enterprise clients is often affected by factors outside of our control, such as plan endorsement by the employer and member outreach and retention initiatives. Enterprise clients may also prohibit us from engaging in direct outreach with employees as potential members, or we may be unsuccessful in spreading brand awareness among employees who perceive competitors as offering better solutions and services, which would decrease growth in membership and reduce our net revenue. Increasing rates of unemployment may also result in loss of members at our enterprise clients, and economic recessions or slowdowns can result in our enterprise clients terminating their employee sponsorship arrangements with us for budgetary reasons. In addition, during periods of economic slowdown, enterprise clients may face less competition for new hires or may not need to hire as many employees, and as a result, they may not need to sponsor memberships with us as a means to attract new hires. If the number of members covered by one or more of such clients’ programs were to be reduced, including due to benefits reductions or layoffs during and after the COVID-19 pandemic, such decrease would lead to a decrease in our patient service revenue and may also result in non-renewals of our contracts with enterprise clients due to low member activation. For example, even if we maintain a contract with an enterprise client to sponsor membership fees, employees of that customer may not sign up as members due to lack of awareness, inadequate marketing penetration due to information overflow at that customer or otherwise, or perceived inadequacy of our solutions or services as compared to those of competitors sponsored by the same customer. In addition, the growth forecasts of our clients are subject to significant uncertainty, including after the COVID-19 pandemic and any prolonged ensuing economic recession, and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our customers and partners compete meet the size estimates and growth forecasted, their program membership could fail to grow at similar rates, if at all. Historical activation rates within a given enterprise client may also not be indicative of future membership levels at that enterprise client or activation rates of similarly situated enterprise clients. Further, high activation rates do not necessarily result in increased patient service revenue or membership revenue. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee.

We also derive a portion of our revenue from partnership revenue. For the years ended December 31, 2018 and 2019, we derived 12% and 29%, respectively, of our net revenue from partnership revenue. A substantial portion of our partnership revenue is derived from contracts with health network partners, including HMOs. Under these contracts, we closely collaborate with each health network on certain strategic initiatives such as the expansion of practice sites in a particular jurisdiction or service area, and clinical and digital integration between our primary care and their specialty care services. Our contracts with the health network partners are typically bespoke, with varying terms across health network partners. However, each contract generally provides for fees on a PMPM basis or a fee-for-service basis. Under contracts providing for PMPM fees, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. If we do not adequately satisfy the objectives of our partners and perform against contractual obligations, we may lose revenue under the applicable health network partner contract and the health network partner may become dissatisfied with the terms or our performance under the contract, which could result in its early termination or amendment, if permitted, and as a result, harm to our business and results of operations, including reduction in net revenue. We cannot guarantee that our health network partners will continue to be satisfied with the terms or circumstances under existing contracts as well, even if unrelated to our performance under the contracts, particularly given constraints and challenges posed by the COVID-19 pandemic. We have experienced a contractual dispute with a health network partner in the past relating to dissatisfaction with the terms and circumstances under an existing contract and may experience additional disputes and renegotiations in the future. Our contracts with health network partners are often exclusive in the applicable jurisdiction; as a result, in new potential markets should we pursue a health network partnership, we would need to successfully contract with a sufficiently competitively viable health network partner, as we may not be able to terminate any such contract for several years without penalty or be able to partner with other health network partners in the same market due to competitive pressures or lack of counterparties. If we are unable to successfully continue our strategic relationships with our health network partners, on terms favorable to us or at all, or if we do not successfully contract with health network partners in new jurisdictions, our business and results of operations could be harmed.

Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be more effective in executing such relationships and performing against them. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our net revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased member use of our solutions and services or increased net revenue.

Our arrangements with health networks may be subject to governmental or regulatory scrutiny or challenge.

Some of our relationships with health networks involve risk arrangements, such as capitated payments designed to achieve alignment of financial incentives and to encourage close collaboration on clinical care for patients. Although we believe that our health network contracts involving capitated payments comply with the federal Anti-Kickback Statute and the Stark Law, there can be no assurance that regulators or other governmental entities will agree with our interpretation of these arrangements under applicable law. If our health network partnerships are challenged and found to violate the Anti-Kickback Statute or the Stark Law, we could incur substantial financial penalties, reimbursement denials, repayments or recoupments, or exclusion from participation in government healthcare programs, which could harm our business.

We have a history of losses, which we expect to continue, and we may never achieve or sustain profitability.

We have incurred significant losses in each period since our inception. We incurred net losses of $45.5 million and $53.7 million for the years ended December 31, 2018 and 2019, respectively. As of December 31, 2019, we had an accumulated deficit of $281.1 million. These net losses and accumulated deficit reflect the substantial investments we made to acquire new health network partners and members, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our customer, member and provider bases, broaden the scope of our partnerships and expand our applications of technology through which members can access our services. Accordingly, we anticipate that cost of care and other operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior net losses, combined with our expected future net losses, have had and will continue to have a negative impact on our total (deficit) equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Evolving government regulations may increase costs or negatively impact our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial and recurring monetary expense. These additional monetary expenditures may increase future overhead, which could harm our results of operations.

We have identified what we believe are areas of government regulation that, if changed, could be costly to us. These include: fraud, waste and abuse laws; rules governing the practice of medicine by providers; licensure standards for doctors and behavioral health professionals; laws limiting the corporate practice of medicine and professional fee splitting; tax laws and regulations applicable to our annual membership fees; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees (including recent developments in California that have expanded the scope of workers that are treated as employees instead of independent contractors); and tax and other laws encouraging employer-sponsored health insurance and group benefits. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the jurisdictions in which we operate, we believe we are in compliance with all applicable laws, but, due to the uncertain regulatory environment, certain jurisdictions may determine that we are in violation of their laws. In the event that we must remedy such violations, we may be required to modify our solutions and services in a manner that undermines our solutions’ or services’ attractiveness to our customers, members, providers, payers or partners, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline and our business may be harmed.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our solutions or services from being offered to clients and members, which could harm our business.

We are dependent on our relationships with the One Medical PCs, which are affiliated professional entities that we do not own, to provide healthcare services, and our business would be harmed if those relationships were disrupted or if our arrangements with the One Medical PCs become subject to legal challenges.

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in certain of the states in which we operate. These laws generally prohibit the practice of medicine by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing providers’ professional judgment. Due to the prevalence of the corporate practice of medicine doctrine, including in certain of the states where we conduct our business, we do not own the One Medical PCs and contract for healthcare provider services for our members through ASAs with such entities. The One Medical PCs are wholly owned by providers licensed in their respective states, including Andrew Diamond, M.D., Ph.D., the Chief Medical Officer of One Medical Group, Inc., a consolidated One Medical PC, who oversees their operation. Dr. Diamond generally serves as the sole director and officer of each One Medical PC. Under the ASAs between 1Life and each One Medical PC, we provide various administrative and operations support services in exchange for scheduled fees at the fair market value of our services provided to each One Medical PC. As a result, our ability to receive cash fees from the One Medical PCs is limited to the fair market value of the services provided under the ASAs. To the extent our ability to receive cash fees from the One Medical PCs is limited, our ability to use that cash for growth, debt service or other uses at the One Medical PC may be impaired and, as a result, our results of operations and financial condition may be adversely affected.

Our ability to perform medical and digital health services in a particular U.S. state is directly dependent upon the applicable laws governing the practice of medicine, healthcare delivery and fee splitting in such locations, which are subject to changing political, regulatory and other influences. The extent to which a U.S. state considers particular actions or relationships to constitute the practice of medicine is subject to change and to evolving interpretations by medical boards and state attorneys general, among others, each of which has broad discretion. There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with the One Medical PCs, which govern the provision of medical and digital health services and the payment of administrative and operations support fees, violate laws prohibiting the corporate practice of medicine and fee splitting. The extent to which each state may consider particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including the provision of digital health services, and fee splitting in one or more jurisdictions may change in a manner adverse to our business. While the ASAs prohibit us from controlling, influencing or otherwise interfering with the practice of medicine at each One Medical PC, and provide that physicians retain exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services, there can be no assurance that our contractual arrangements and activities with the One Medical PCs will be free from scrutiny from U.S. state authorities, and we cannot guarantee that subsequent interpretation of the corporate practice of medicine and fee splitting laws will not circumscribe our business operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage providers from participating in our network of physicians. If a successful legal challenge or an adverse change in relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in affected jurisdictions would be disrupted, which could harm our business.

While we expect that our relationships with the One Medical PCs and their affiliates will continue, a material change in our relationship with these entities, or among the One Medical PCs, whether resulting from a dispute among the entities, a challenge from a governmental regulator, a change in government regulation, or the loss of these relationships or contracts with the One Medical PCs, could impair our ability to provide services to our members and could harm our business. For example, our arrangements in place to help ensure an orderly succession of the owner or owners of the One Medical PCs upon the occurrence of certain events may be challenged, which may impact our relationship with the One Medical PCs and harm our business and results of operations. The ASAs and these succession arrangements could also subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation or litigation with regard to our arrangement with the One Medical PCs, and any resulting penalties, including monetary fines and restrictions on or mandated changes to our current business and operating arrangements, could harm our business.

Our net revenue is derived from the number of members enrolled or patient visits, and an increase or decrease in member utilization of our services could harm our business, financial condition and results of operations.

Historically, we have relied on patient visits at the One Medical PCs for a substantial portion of our net revenue. For the years ended December 31, 2018 and 2019, net patient service revenue accounted for 68% and 53% of our net revenue, respectively. While we intend to increase revenue contribution from health network partners, our revenue mix will continue to be driven by patient visits over the near term. As we develop additional digital health solutions through our mobile platform, we cannot guarantee that our members will consistently make in-office visits in addition to using our digital health solutions. Further, it may be difficult for us to accurately forecast future patient in-office visits over time, which may vary across geographies and depend on patient demographics within a given market. For example, the COVID-19 pandemic has resulted in temporarily reduced in-clinic and onsite utilization in certain of our markets. In addition, we will continue to rely on our reputation and recommendations from members and key enterprise clients to promote our solutions and services to potential new members. A substantial portion of our members hold subscriptions through their respective employers with which we have membership arrangements. The loss of any of our key enterprise clients, or a failure of some of them to renew or expand their arrangements with us, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new members. In addition, mergers and acquisitions involving such enterprise clients could lead to cancellation or non-renewal of our contracts with those clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential clients and members. If we are unable to attract and retain sufficient members in any given market, our clinics in that market may have reduced in-office visits which could harm the results of operations of those clinics, reduce our revenue and harm our business.

In addition, under certain of our contracts with enterprise clients, we base our fees on the number of individuals to whom our clients provide benefits. Under certain of our health network partner agreements, we collect fees from members who receive healthcare services within the health network partner’s network. Many factors, most of which we do not control, may lead to a decrease in the number of individuals covered by our enterprise clients, including, but not limited to, the following:

•	failure of our enterprise clients to adopt or maintain effective business practices;
•	changes in the nature or operations of our enterprise clients;
•	changes of control of our enterprise clients;

•	reduced demand in particular geographies;
•	shifts away from employer-sponsored health plans toward employee self-insurance;
•	shifting regulatory climate and new or changing government regulations; and
•	increased competition or other changes in the benefits marketplace.

If the number of members covered by our enterprise clients and health network partners decreases, our revenue will likely decrease.

If reimbursement rates paid by third-party payers are reduced or if third-party payers otherwise restrain our ability to obtain or provide services to members, our business could be harmed.

Private third-party payers pay for the services that we provide to many of our members. As of December 31, 2019, over 95% of our members were commercially insured. If any commercial third-party payers reduce their reimbursement rates or elect not to cover some or all of our services, our business may be harmed. Third-party payers also are entering into sole source contracts with some healthcare providers, which could effectively limit our pool of potential members.

Private third-party payers often use plan structures, such as narrow networks or tiered networks, to encourage or require members to use in-network providers. In-network providers typically provide services through private third-party payers for a negotiated lower rate or other less favorable terms. Private third-party payers generally attempt to limit use of out-of-network providers by requiring members to pay higher copayment and/or deductible amounts for out-of-network care. Additionally, private third-party payers have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disregarding the assignment of payment from members to out-of-network providers (i.e., sending payments directly to members instead of to out-of-network providers), capping out-of-network benefits payable to members, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws. If we become out of network for insurers, our business could be harmed and our patient service revenue could be reduced because members could stop using our services.

If reimbursement rates paid by federal or state healthcare programs are reduced or if government payers otherwise restrain our ability to obtain or provide services to members, our business, financial condition and results of operation could be harmed.

A portion of our revenue comes from government healthcare programs, principally Medicare. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and federal and state funding restrictions, each of which could increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to the One Medical PCs. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely impact our business and results of operations.

As federal healthcare expenditures continue to increase, and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. These changes include reductions in reimbursement levels and to new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payers.

We are subject to comprehensive laws and rules governing billing and payment, noncompliance with which could result in non-payment or recoupment of overpayments for our services or other sanctions.

Payers typically have differing and complex billing and documentation requirements. If we fail to comply with these payer-specific requirements, we may not be paid for our services or payment may be substantially delayed or reduced.

Numerous state and federal laws also apply to our claims for payment, including but not limited to (i) “coordination of benefits” rules that dictate which payer must be billed first when a patient has coverage from multiple payers, (ii) requirements that overpayments be refunded within a specified period of time, (iii) “reassignment” rules governing the ability to bill and collect professional fees on behalf of other providers, (iv) requirements that electronic claims for payment be submitted using certain standardized transaction codes and formats, and (v) laws requiring all health and financial information of patients in a manner that complies with applicable security and privacy standards.

Both Medicare and commercial payers carefully monitor compliance with these and other applicable rules. Our failure to comply with these rules could result in our obligation to refund amounts previously paid for such services or non-payment for our services, in addition to other civil or criminal sanctions.

We may become subject to billing or other compliance investigations by government authorities, private insurers or health network partners.

Federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, monetary penalties, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payers for healthcare services. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers, with enforcement actions covering a variety of topics, including referral and billing practices. Further, the federal False Claims Act and a growing number of state laws allow private parties to bring qui tam or “whistleblower” lawsuits against companies for false billing violations. Some of our activities could become the subject of governmental investigations or inquiries.

Governmental agencies and private insurers also conduct audits of healthcare providers. Such audits can result in repayment demands based on findings that our services were not medically necessary, were billed at an improper level or otherwise violated applicable billing requirements. Our health network partners also conduct audits under their agreements with us, which audits can also result in disgorgement of fees paid to us under such agreements based on findings that our services were not performed in accordance with the applicable agreement or that we were otherwise not in compliance with any terms of the applicable agreement. Our failure to comply with rules related to billing or adverse findings from audits by our health network partners could result in, among other penalties, non-payment for services rendered or recoupments or refunds of amounts previously paid for such services.

Audits, inquiries and investigations from government agencies, private insurers and health network partners will occur from time to time in the ordinary course of our business, and could result in costs to us and a diversion of management’s time and attention. New regulations and heightened enforcement activity also could negatively affect our cost of doing business and our risk of becoming the subject of an audit or investigation. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, likely would negatively impact our business, financial condition, results of operations, cash flows and the trading price of our securities.

We operate in a competitive industry, and if we are not able to compete effectively our business would be harmed.

The market for healthcare solutions and services is intensely competitive. We compete in a highly fragmented primary care market with direct and indirect competitors that offer varying levels of impact to key stakeholders such as consumers, employers, providers, and health networks. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. We compete across various segments within the healthcare market, including with respect to traditional healthcare providers and medical practices, technology platforms, care management and coordination, digital health, telehealth and telemedicine and health information exchange. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer requirements. If we are unable to keep pace with the evolving needs of our clients, members and partners and continue to develop and introduce new applications and services in a timely and efficient manner, demand for our solutions and services may be reduced and our business and results of operations would be harmed.

Our business and future growth are highly dependent on gaining new members and retaining existing members in both existing and target markets. However, the healthcare market is competitive, which could make it difficult for us to succeed. We currently face competition in the healthcare industry for our solutions and services from a range of companies and providers, including traditional healthcare providers and medical practices that offer similar services, often at lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors primarily include primary care providers who are employed by or affiliated with health networks. Our indirect competitors also include episodic consumer-driven point solutions such as telemedicine as well as urgent care providers, which may typically pay providers on a fee-for-service basis rather than a salary basis as we employ. In addition, large, well-financed health plans have in some cases developed their own health care or expert medical service tools and may provide these solutions to their customers at discounted prices. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, our competitors (1) are more established or newer than ours, (2) may offer a broader array of services or more desirable facilities to patients and providers than ours, and (3) may have larger or more specialized medical staffs to admit and refer patients, among other things. Furthermore, healthcare consumers are now able to access hospital performance data on quality measures and patient satisfaction, as well as standard charges for services, to compare competing providers; if any of the One Medical PCs achieve poor results (or results that are lower than our competitors’) on quality measures or patient satisfaction surveys, or if our standard charges are or are perceived to be higher than our competitors, we may attract fewer members. Additional quality measures and trends toward clinical or billing transparency, including recent price transparency proposals that would require third-party payers and hospitals to make their pricing information publicly available, may have a negative impact on our competitive position and patient volumes, as patients may prefer to use lower cost healthcare providers if they deliver services that are perceived to be similar in quality to ours. Finally, our enterprise clients or health network partners may elect to terminate their arrangements with us and enter into arrangements with our competitors, particularly in primary care. For example, our health network partners may wish to enter into competitor arrangements that are more favorable from a fee or price perspective or that provide greater exposure to, or volume of, patients. Competition from specialized providers, health plans, medical practices, digital health companies and other parties will result in continued member acquisition and patient visit and utilization volume pressure, which could negatively impact our revenue and market share.

Some of our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In light of the COVID-19 pandemic, existing or new competitors may develop or further invest in telemedicine and remote medicine programs and ventures, which would compete with our virtual care offerings.  In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger member or patient base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare market, which would limit our member and patient growth. In light of these factors, even if our solution is more effective than those of our competitors, current or potential members, health network partners and enterprise clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete in the healthcare market, our business would be harmed.

In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets. We also face competition from specialty hospitals (some of which are physician-owned), primary care providers and affiliates of our health network partners and unaffiliated freestanding outpatient centers for market share in high margin services and for quality providers and personnel. In recent years, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic imaging centers in the geographic areas in which we operate has increased significantly. Furthermore, some of the clinics and medical offices that compete with the One Medical PCs are owned by government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. In addition, in any geographic area, we may enter into an exclusive contractual arrangement with a single health network partner, which could allow competitors to contract with other health network partners in the same area and gain market share for potential patients. Competitors may also be better positioned to contract with leading health network partners in our target markets, including existing markets after our current contracts expire. If our competitors are better able to attract patients, contract with health network partners, recruit providers, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in member volumes and net revenue.

Our future growth will also depend on our ability to enhance our solutions and services with next generation technologies and to develop or to acquire and market new services to access new patient populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may imply future growth, including if we are unable to successfully execute on our growth initiatives and business strategies, which could have a negative impact on the market price of our common stock.

We have experienced significant growth in our recent history. We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we are expanding our strategic relationships with health network partners to build integrated delivery networks for broad access to their networks of specialists and hospitals. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate.

Future revenue may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow consumer and enterprise members in existing markets, expand into new markets, expand our services offering and grow our health network partnership. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or to generate net income. Our ability to maintain our current membership levels and patient visits and our existing health network partners and enterprise client relationships and to expand our customer and member base depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. A variety of risks could cause us not to realize some or all of these growth plans and benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans negatively impact our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business may be harmed.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase proportionally or at all, and we may be unable to implement our business strategy.

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 1,340 employees as of December 31, 2018 to 1,766 employees as of December 31, 2019. We have also increased our customer and membership bases significantly over the past two years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. In particular, in order for our providers to provide quality healthcare services and longitudinal care to patients and avoid burn-out, we need to provide them with adequate IT and technology support, which requires sufficient staffing for these areas. In addition, as we expand in existing markets and move into new markets, we will need to attract and retain an increasing number of quality healthcare professionals and providers. Failure to retain a sufficient number of providers may result in overworking of existing personnel leading to burn-out or poor quality of healthcare services. In addition, our strategy is to provide longitudinal care to members and patients, which requires substantial time and attention from our providers. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

A key aspect to managing our growth is our ability to scale our capabilities to implement our solutions and services satisfactorily with respect to both large and demanding enterprise clients and health network partners as well as individual consumers. Large clients and partners often require specific features or functions unique to their membership base, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully provide our services to our clients and partners in a timely manner. We may also need to make further investments in our technology to decrease our costs. If we are unable to address the needs of our clients, partners or members, or our clients, partners or members are unsatisfied with the quality of our solutions or services, they may not renew their contracts or memberships, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could harm our business and results of operations.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. In particular, as we enter new markets or seek to expand our presence in existing markets, we will need to lease medical office space, acquire medical equipment, furnish our medical offices and incur related expenses. This process can be lengthy and cost-intensive, and we may encounter difficulties or unanticipated issues during the process of opening such new medical offices. There can be no assurance that we will be able to open our planned new medical offices, in existing or new markets, within our operating budgets and planned timelines, or at all. Cost overruns in the process of opening new offices can result in higher than expected cost of care, exclusive of depreciation and amortization, and operating expenses as compared to revenue in the applicable quarter. In addition, there can be no assurance that new medical offices will operate efficiently or be strategically placed to attract the optimal number of patients. If an office is underperforming for any reason, we could incur additional costs to relocate or shut down that office. Further, as we expand in existing markets or to new markets and make related upfront capital expenditures, including to lease or build new clinics and staff providers with those clinics, our margins may be reduced during those periods as we will not recognize patient revenue until those clinics open and begin receiving patients. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain members and clients.

It is essential to our ongoing business that we attract and retain an appropriate number of quality primary care providers to support our services and that we maintain good relations with those providers.

The success of our business depends in significant part on the number, quality, specialties and admitting and scheduling practices of the licensed providers who have been admitted to the medical staffs of the One Medical PCs, as well as providers who affiliate with us and use the One Medical PCs as an extension of their practices. Members of the medical staffs of the One Medical PCs are free to terminate their association at any time. In addition, although providers who own interests in the One Medical PCs are generally subject to agreements restricting them from owning an interest in competitive facilities or transferring their ownership interests in the One Medical PCs without our consent, we may not learn of, or be unsuccessful in preventing, our provider partners from acquiring interests in competitive facilities or making transfers without our consent. Moreover, in certain states in which we operate, non-competition and other restrictive covenants may be limited in their enforceability, particularly against physicians and providers. For example, California, our largest market as of December 31, 2019, is particularly strict with the limitations that may be imposed by non-competition agreements.

If we are unable to recruit and retain board-certified providers and other healthcare professionals, our business and results of operations could be harmed and our ability to grow could be impaired. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our members or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, provider groups and healthcare providers.

We expect to encounter increased competition from health insurers and private equity companies seeking to acquire providers in the markets where we operate practices and, where permitted by law, employ providers. In some of our markets, provider recruitment and retention are affected by a shortage of providers and the difficulties that providers can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Providers may also leave the One Medical PCs or perceive them as providing a poor quality of life if the One Medical PCs do not adequately manage causes of provider burnout and workload, some of which we have little to no control over under the ASAs. Our business is dependent on providing longitudinal and long-term care for members, including through our digital health and virtual care solutions. This model requires providers to consistently follow members over time, track overall long-term health and be available 24/7 for virtual care questions and services. If we are unable to efficiently manage provider workload and capacity to provide longitudinal and long-term care, our providers may depart and our patients may experience lower quality of care, which would harm our business. Furthermore, our ability to recruit and employ providers is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited providers are limited by the Stark law, the Anti-kickback Statute, state anti-kickback statutes and related regulations. If we are unable to attract and retain sufficient numbers of quality providers by providing adequate support personnel, technologically advanced equipment and facilities that meet the needs of those providers and their patients, memberships and patient visits may decrease, our enterprise clients may alter or terminate their membership contracts with us and our operating performance may decline.

We incur significant upfront costs in our enterprise client and health network partner relationships, and if we are unable to maintain and grow these relationships over time, we are likely to fail to recover these costs, which could have a negative impact on our business, financial condition and results of operations.

Our business model and growth depend heavily on achieving economies of scale because our initial upfront investment for any enterprise client or health network partner is costly and the associated revenue is recognized on a ratable basis. We devote significant resources to establishing relationships with our clients and partners and implementing our solutions and services. This is particularly so in the case of large enterprises that, to date, have contributed a large portion of our membership base and revenue as well as health network partners, who often require specific features or functions unique to their particular processes or under the terms of their contracts with us, including significant systems integration and interoperability undertakings. Accordingly, our results of operations will depend in substantial part on our ability to deliver a successful experience for these clients and related members and partners to persuade our clients and partners to maintain and grow their relationship with us over time. Additionally, as our business is growing significantly, our new customer and partner acquisition costs could outpace our revenue growth and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and in future periods, demand of our clients and partners, our business may be harmed.

If our existing enterprise clients and health network partners do not continue or renew their contracts with us or renew at lower fee levels or upon unfavorable contract terms, it could have a negative impact on our business, financial condition and results of operations.

We expect to derive a significant portion of our revenue from existing enterprise client and health network partner contracts. As a result, continuation of our contracts with existing enterprise clients and health network partners is critical to our future business, revenue growth and results of operations. Factors that may affect our ability to maintain existing contracts include, but are not limited to, the following:

•	member satisfaction with our solution and services, including maintenance of a high NPS;
•	performance and functionality of our services;
•	the availability, price, performance and functionality of competing solutions and services;
•	our ability to develop and provide complementary services to existing members, including addition of employee dependents at enterprise clients;
•	the stability, performance and security of our technology infrastructure and services;
•	changes in healthcare laws, regulations or trends;
•	any governmental investigations or inquiries into or challenges to our relationships with health network partners; and
•

the business environment of our enterprise clients and health network partners and, in particular, headcount reductions by such entities, including due to disasters, outbreaks or pandemics such as the COVID-19 pandemic.

We enter into contractual arrangements with our enterprise clients and health network partners. Most of our enterprise clients and health network partners have no obligation to renew their agreements with us after the initial term expires. In addition, our health network partners and enterprise clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these entities. If our health network partners or enterprise clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new solutions and services from us, our revenue may decline or our future revenue growth may be constrained. In addition, our health network partner and enterprise client contracts generally allow partners to terminate such agreements for cause. If a partner or customer terminates its contract early and revenue and cash flows expected from a partner or enterprise client are not realized in the time period expected or not realized at all, our business could be harmed.

Our marketing cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate.

The marketing cycle for our solutions and services from initial contact with a potential enterprise client or health network partner to contract execution and implementation varies widely by enterprise client or partner. Some of our partners undertake a significant and prolonged evaluation process, including to determine whether our solutions and services meet their unique healthcare needs, which evaluation can be complex given the size and scale of our clients and partners. Our contractual arrangements with our health network partners are often highly specific to each partner depending on their needs, the characteristics and patient demographics of the market they serve, their growth plans and their operations, among other things. As a result, our marketing efforts to any new health network partner must be tailored to meet its specific strategic demands, which can be time consuming and require significant upfront cost. These efforts also must address interoperability between our IT infrastructure and systems and such partner’s systems, which can result in substantial cost without any assurance that we will ultimately enter into a contractual arrangement with any such partner.

Our large enterprise clients often initially restrict direct access by us to their employees to curb information overflow. As a result, we may not be able to directly market our solutions and services to, and educate, employees at our enterprise clients until much later after execution of an agreement with such clients. This can result in limited membership acquisition at any such enterprise client for a significant period of time following contract execution, and there can be no assurance that we are able to gain sufficient membership acquisition to justify our upfront investments. Further, even after contract execution with a particular enterprise client, we generally compete with other health service providers who market to the same employees at such customer, and there can be no assurance that we will be successful in our marketing and employee education efforts to win members from other competing services, many of which are considered more traditional healthcare models that employees are more familiar with. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, it could harm our business.

We also incur significant marketing costs to grow awareness of our solution and services in both existing markets and new geographic markets for potential new members. Our marketing efforts for member acquisition are dependent in part on word of mouth, which may take substantial time to spread. In addition, for both new and existing geographic markets, we will need to continuously open medical offices in targeted locations to build awareness, which is both time-intensive and requires substantial upfront fixed costs.

If we are unable to successfully market our solutions and services in existing and new geographic locations as well as to potential members at our existing and new enterprise clients, it could harm our business and results of operations.

We could experience losses or liability, including medical liability claims, causing us to incur significant expenses and requiring us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against both the One Medical PCs and us, and we have in the past been subject to such claims in the ordinary course of business. Although the One Medical PCs carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of the One Medical PCs’ insurance coverage. Each One Medical PC carries professional liability insurance for itself and each of its healthcare professionals and a general insurance policy, which covers medical malpractice claims. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could harm our business. In addition, any claims may significantly harm our business or reputation.

In addition, our business exposes us to risks that are inherent in the provision of health care. If members, clients or partners assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our solutions and services. We do not control the providers and other healthcare professionals at the One Medical PCs with respect to the practice of medicine and the provision of healthcare services. While we seek to attract high quality professionals, the risk of liability, including through unexpected medical outcomes, is inherent in the healthcare industry, and negative outcomes may result for any of our members. We attempt to limit our liability to members, clients and partners by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by such contractual limits.

We also maintain general liability coverage for certain risks, claims and litigation proceedings. However, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions. In addition, the insurer might disclaim coverage as to any future claim. Any liability claim brought against us, with or without merit, could also result in an increase of our insurance premiums, and insurance coverage would also not address any reputational damage from a claim. Further, even unsuccessful claims could result in substantial costs and diversion of management resources. A successful claim not fully covered by our insurance could have a negative impact on our liquidity, financial condition, and results of operations.

Current or future litigation against us could be costly and time-consuming to defend.

We are subject, and in the future may become subject from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our members, clients or partners in connection with commercial disputes, consumer class action claims, employment claims made by our current or former employees or other litigation matters. In particular, as we grow our base of consumer members, we may be subject to an increasing number of consumer claims, disputes and class action complaints, including an ongoing claim alleging misrepresentations with respect to membership fee requirements for our healthcare services. While our membership terms generally require individual arbitration, there can be no assurance that such terms will be enforced, which may result in costly class action litigation. Litigation may result in substantial costs, settlement and judgments and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our common stock.

We rely on internet infrastructure, bandwidth providers, other third parties and our own systems to provide a proprietary services platform to our members and clients, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and hurt our reputation and relationships with members and clients.

Our ability to maintain our proprietary services platform, including our digital health services, is dependent on the development and maintenance of the infrastructure of the internet and other telecommunications services by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telephone and facsimile services. Our platform is designed to operate without perceptible interruption in accordance with our service level commitments.

We have, however, experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our platform, and we may experience similar or more significant interruptions in the future. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to maintain our platform and related services. We do not currently maintain redundant systems or facilities for some of these services. Interruptions in these systems or services, whether due to system failures, cyber incidents, physical or electronic break-ins or other events, could affect the security or availability of our platform or services and prevent or inhibit the ability of our members to access our platform or services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or harm our relationship with our members and our business.

Additionally, any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third-party providers’ systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over our third-party suppliers, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could hurt our relationships with health network partners, enterprise clients and members and expose us to third-party liabilities.

The reliability and performance of our internet connection may be harmed by increased usage or by denial-of-service attacks or related cyber incidents. The services of other companies delivered through the internet have experienced a variety of outages and other delays as a result of damages to portions of the internet’s infrastructure, and such outages and delays could affect our systems and services in the future. These outages and delays could reduce the level of internet usage as well as the availability of the internet to us for delivery of our internet-based services. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

We rely on third-party vendors to host and maintain our technology platform.

We rely on third-party vendors to host and maintain our technology platform. Our ability to offer our solutions and services and operate our business is dependent on maintaining our relationships with third-party vendors and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could harm our business and our ability to pursue our growth strategy. Because of the large amount of data that we collect and manage, it is possible that, despite precautions taken at our vendors’ facilities, the occurrence of a natural disaster, cyber incident, decision to close the facilities without adequate notice or other unanticipated problems could result in our non-compliance with privacy laws and regulations, loss of proprietary or PII and in lengthy interruptions in our service. These service interruptions could also cause our platform to be unavailable to our health network partners, enterprise clients and members, and impair our ability to deliver solutions and services and to manage our relationships with new and existing health network partners, enterprise clients and members.

If our third-party vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. Some of our vendor agreements may be unilaterally terminated by the vendor for convenience, including with respect to Amazon Web Services, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all. We may also incur substantial costs, delays and disruptions to our business in transitioning such services to ourselves or other third-party vendors. In addition, third-party vendors may not be able to provide the services required in order to meet the changing needs of our business. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If our or our vendors’ security measures fail or are breached and unauthorized access to our employees’, contractors’, members’, clients’ or partners’ data is obtained, our services may be perceived as insecure, we may incur significant liabilities, including through private litigation or regulatory action, our reputation may be harmed, and we could lose members, clients and partners.

Our services and operations involve the storage and transmission of health network partners’ and our members’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, contractors, clients, customers, members and others, as well as the PHI of our members. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased number, sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized access to sensitive patient or member data (including PHI) or other personal information of employees, contractors, clients, members or others, a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our members, health network partners and enterprise clients. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely impact customer, partner, member or investor confidence in us, and reduce the demand for our solutions and services. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we or our third-party vendors may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our or our third-party vendors’ security occurs, or if we or our third-party vendors are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose current and potential members, partners and clients, which could harm our business, results of operations, financial condition and prospects.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business.

Our proprietary technology platform provides members with the ability to, among other things, register for our services, request a visit (either scheduled or on demand) and communicate and interact with providers, and allows our providers to, among other things, chart patient notes, maintain medical records, and conduct visits (via video, phone or the internet). Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary software from operating properly. We are currently implementing software with respect to a number of new applications and services. If our solutions do not function reliably or fail to achieve member, partner or client expectations in terms of performance, we may lose or fail to grow member usage, members, partners and clients could assert liability claims against us, and partners and clients may attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain health network partners, enterprise clients and members.

The information that we provide to our health network partners, enterprise clients and members could be inaccurate or incomplete, which could harm our business, financial condition and results of operations.

We provide healthcare-related information for use by our health network partners, enterprise clients and members. Because data in the healthcare industry is fragmented in origin, inconsistent in format and often incomplete, the overall quality of data in the healthcare industry is poor, and we frequently discover data issues and errors. If the data that we provide to our health network partners, enterprise clients and members are incorrect or incomplete or if we make mistakes in the capture or input of these data, our reputation may suffer and our ability to attract and retain health network partners, enterprise clients and members may be harmed. In addition, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information, which could harm our business.

If we cannot implement our technology solutions for members, integrate our systems with health network partners or resolve technical issues in a timely manner, we may lose clients and partners and our reputation may be harmed.

Our health network partners utilize a variety of data formats, applications, systems and infrastructure. Moreover, each health network partner may have a unique technology ecosystem and infrastructure. To maintain our strategic relationships with such partners, our solutions and services must be seamlessly integrated and interoperable with our partners’ complex systems, which may cause us to incur significant upfront and maintenance costs. Additionally, we do not control our partners’ integration schedules. As a result, if our partners do not allocate the internal resources necessary to meet their integration responsibilities, which resources can be significant as many of them are large healthcare institutions with substantial operations to manage, or if we face unanticipated integration difficulties, the integration may be delayed. In addition, competitors with more efficient operating models with lower integration costs could jeopardize our partner relationships. If the integration process with our partners is not executed successfully or if execution is delayed, we could incur significant costs, partners could become dissatisfied and decide not to continue a strategic contractual relationship with us beyond an initial period during their term commitment or, in some cases, revenue recognition could be delayed, any of which could harm our business and results of operations.

Our members depend on our technology solutions, digital health platform, including our mobile app, and support services to access on-demand digital health services or schedule in-office visits. We may be unable to respond quickly enough to accommodate increases in member demand for support services, particularly as we increase the size of our membership base. We also may be unable to modify the format of our technology solutions and support services to compete with changes in such solutions and services provided by competitors. If we are unable to address members’ needs or preferences in a timely fashion or further develop and enhance our technology solutions, or if members are not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to redress the situation, and our business may be impaired and members’ and clients’ dissatisfaction with our technology solutions could damage our ability to maintain or expand our membership base. While we have not issued refunds or credits for membership fees for these reasons, and historically any refunds or credits issued have not had a significant impact on net revenue, there can be no assurance as to whether we may need to issue additional refunds or credits for membership fees in the future as a result of member dissatisfaction. For example, our members expect on-demand healthcare services through our mobile app and rapid in-office visit scheduling. Failure to maintain these standards may reduce our overall NPS, harm our reputation and cause us to lose members. Moreover, negative publicity related to our technology solutions, regardless of its accuracy, may further damage our business by affecting our reputation, NPS or ability to compete for new members and enterprise clients. If our technology solutions or support services are perceived as subpar or if we fail to meet the standards requested or preferred by our members, we may lose current and potential members, and our enterprise clients may terminate or decide not to renew their contracts with us. In addition, our enterprise clients expect our technology solutions to facilitate long-term cost of care reductions through high employee digital engagement, which we market as potential benefits for employers in providing employees with memberships for our solutions and services. If employers do not perceive our solutions and services as providing such efficiencies and cost savings, they may terminate their contracts with us or elect not to renew. Any such outcomes could also negatively affect our ability to contract with new enterprise clients through damage to our reputation. If any of these were to occur, our revenue may decline and our business, results of operations, financial condition and prospects could be harmed.

Our use and disclosure of PII, including PHI, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure such information we hold could result in significant liability or reputational harm and, in turn, substantial harm to our health network partner and enterprise client base, membership base and revenue.

We receive, store, process and use personal information as part of our business. Numerous state and federal laws and regulations inside the United States govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of PII including PHI. These laws and regulations include HIPAA, as amended by the HITECH Act, and their implementing regulations, as well as state privacy and data protection laws. HIPAA establishes a set of baseline national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, which includes the One Medical PCs, and the business associates with whom such covered entities contract for services that involve the use or disclosure of PHI, which includes us. States may enforce more stringent privacy and data protection laws exceeding the requirements of HIPAA. Compliance with data protection laws and regulations in the United States could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the various regulatory frameworks for privacy and data protection is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules and subject our business practices to uncertainty.

HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

Penalties for violations of these laws vary. For example, penalties for violations of HIPAA and its implementing regulations start at $114 per violation and are not to exceed $57,051 per violation, subject to a cap of $1.7 million for violations of the same standard in a single calendar year (as of 2019, and subject to periodic adjustments for inflation). However, a single breach incident can result in violations of multiple standards, which could result in significant fines. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases, which may be significant. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards and Breach Notification Rule. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty fine or settlement paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals or where there is a good faith belief that the person who received the impermissible disclosure would not have been able to retain the information. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. Any such notifications, including notifications to the public, could harm our business, financial condition, results of operations and prospects

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI. For example, various states, such as California and Massachusetts, have implemented privacy laws and regulations that in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our health network partners and enterprise clients and potentially exposing us to additional expense, adverse publicity and liability.

Further, as regulatory focus on privacy issues continues to increase, new laws and regulations, including health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare-related data, and the cost of complying with standards could be significant and may include providing enhanced data security infrastructure. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions, as well as reputational harm.

Because of the extreme sensitivity of the information we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive employee, contractor, patient and member data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, harming patient and member confidence. Members may curtail their use of or stop using our services or our member base could decrease, which would cause our business to suffer. In addition, we could face litigation, significant damages for contract breach, significant penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and the public and measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, remediation offered to employees, contractors, health network partners, enterprise clients or members in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from an incident. In addition, we might not continue to be able to obtain adequate insurance coverage at an acceptable cost.

We outsource important aspects of the storage and transmission of patient and member information, and thus rely on third parties to manage functions that have material cybersecurity risks. We attempt to address these risks by requiring outsourcing subcontractors who handle patient and member information to sign information protection addenda and business associate agreements contractually requiring those subcontractors to adequately safeguard PII, including PHI, to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of employees’, contractors’, patients’ and members’ PII and PHI.

We also publish statements to our members that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of misrepresentation and/or deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, significant costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, California’s Consumer Privacy Act of 2018, or the CCPA, which affords consumers expanded privacy protections went into effect on January 1, 2020. The CCPA was recently amended, and it is possible that it will continue to be amended. The potential effects of the CCPA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation.

Additionally, if third parties we work with, such as vendors or developers, violate applicable laws or regulations or our policies, such violations may cause us to incur significant liability and may also put our members’ data at risk, any of which could in turn harm our business. Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of our members’ data content, or regarding the manner in which the express or implied consent for the collection, use, retention or disclosure of such data is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process member data, optimize our operations or develop new services and features. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Individuals may claim our call and text messaging services are not compliant with applicable law, including the Telephone Consumer Protection Act.

We call and send short message service, or SMS, text messages to members and potential members who are eligible to use our service. While we obtain consent from these individuals to call and send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our call and SMS texting practices are not adequate to comply with, or violate applicable law. These call and SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct call and SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. In addition, we must ensure that our calls and SMS text messaging comply with regulations and agency guidance under the Telephone Consumer Protection Act, or TCPA, a federal statute that protects consumers from unwanted telephone calls, faxes and text messages. While we strive to adhere to strict policies and procedures, the Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our call or SMS text messaging violate the TCPA could subject us to civil penalties, could require us to change some portions of our business and could otherwise harm our business. Even an unsuccessful challenge by members, consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.

Our labor costs could be negatively impacted by competition for staffing, the shortage of experienced nurses and labor union activity.

The operations of the One Medical PCs are dependent on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists, and lab technicians, as well as our providers. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of nurses in certain disciplines and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient volumes, which would have a corresponding negative impact on our net revenue. In addition, while none of our employees are represented by a labor union as of December 31, 2019, our employees may seek to be represented by a labor union in the future. If some or all of our employees were to become unionized, it could increase labor costs. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could harm our business.

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could harm our results of operations.

As of December 31, 2019, we are qualified to operate in, and file income tax returns in, ten states as well as Washington, D.C. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely impact our results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2019, we have $199.9 million of federal net operating loss carryforwards and $222.0 million of state and local net operating loss carryforwards. The federal net operating loss carryforwards of $63.2 million arising after 2017 carryforward indefinitely, but the deduction for these carryforwards is limited to 80% of current-year taxable income. The federal net operating loss carryforwards of $136.7 million from prior years will begin to expire in 2025. The state and local net operating loss carryforwards begin to expire in 2024. The Company has identified $25.2 million and $31.7 million of federal and state net operating losses, respectively, in the PCs that will expire unused due to ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

In order to support the growth of our business, we may need to incur additional indebtedness under our existing loan agreement or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2018 and 2019, our net cash used in operating activities was $18.4 million and $31.7 million, respectively. As of December 31, 2019, we had $27.4 million of cash and cash equivalents and $119.1 million of short-term marketable securities, which are held for working capital purposes. As of December 31, 2019, we had $3.3 million aggregate principal amount of notes outstanding under our loan and security agreement with Silicon Valley Bank entered into in January 2013, or the LSA.

Borrowings under our credit facility under the LSA are secured by substantially all of our properties, rights and assets, excluding intellectual property. Additionally, the LSA contains certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, amend the ASAs and transfer or dispose of assets. These covenants could limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our revenue growth or liquidity obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, membership renewal activity and growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services, expansion of services to new geographic locations, addition of new health network partners and the continuing market acceptance of our healthcare services. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, including the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.

Our revenues have historically been concentrated among our top customers, and the loss of any of these customers could reduce our revenues and adversely impact our operating results.

Historically, our revenue has been concentrated among a small number of customers. In 2018 and 2019, our top three customers accounted for 37% and 36% of our net revenue, respectively. These customers included Google Inc., which accounted for 10% of our net revenue for 2019, a commercial payer, and a health network partner. As a result, the loss of one or more of these customers could reduce our revenue, harm our results of operation and limit our growth.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our net revenue, loss from operations, net loss and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•	the addition or loss of health network partners or enterprise clients, including through acquisitions or consolidations of such entities;
•

the addition or loss of contracts with, or modification of contract terms with, payers, including the reduction of reimbursements for our services or the termination of our network contracts with payers;

•	seasonal and other variations in the timing and volume of patient visits, such as the historically higher volume of use of our service during peak cold and flu season months;
•	fluctuations in unemployment rates resulting in reductions in total members;
•	slowdown in the overall economy resulting in losses of enterprise clients as they scale back on expenses;
•	new enterprise sponsorships and renewal of existing enterprise sponsorships and the timing thereof as well as enterprise and consumer member activation and renewal and timing thereof;
•	the timing of recognition of revenue;
•

the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure, including upfront capital expenditures and other costs related to expanding in existing markets or entering new markets, as well as providing administrative and operational services to the One Medical PCs under the ASAs;

•	our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our members;
•

the timing and success of introductions of new applications and services by us or our competitors, including well-known competitors with significant market clout and perceived ability to compete favorably due to access to resources and overall market reputation;

•	changes in the competitive dynamics of our industry, including consolidation among competitors, health network partners or enterprise clients; and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

A large portion of our net revenue in any given quarter is derived from contracts entered into with our partners and clients during previous quarters as well as membership fees that are recognized ratably over the term of each membership. Consequently, a decline in new or renewed contracts or memberships in any one quarter may not be fully reflected in our net revenue for that quarter. Such declines, however, would negatively affect our net revenue in future periods and the effect of loss of members, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. While we encourage enterprise clients to purchase memberships off of their periodic enrollment cycle, we cannot guarantee that they will do so. Accordingly, the effect of changes in the industry impacting our business or loss of members may not be reflected in our short-term results of operations. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our common stock.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could harm our business.

Our success depends largely upon the continued services of our key executive officers, particularly our Chair, Chief Executive Officer and President. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also do not maintain any key person life insurance policies. Further, we rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for qualified professionals. We may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the stock options or other equity-based awards they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, negatively impact our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity-based compensation may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could harm our business.

We are dependent on our ability to recruit, retain and develop a very large and diverse workforce. We must evolve our culture in order to successfully grow our business.

Our services and our operations require a large number of employees. Our success is dependent on our ability to evolve our culture, align our talent with our business needs, engage our employees and inspire our employees to be open to change, to innovate and to maintain member- and customer-focus when delivering our services. Our business would be harmed if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have succession plans in place and we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us. We are particularly dependent on the Chief Medical Officer of One Medical Group, Inc. who is responsible for overseeing our services to the One Medical PCs under the ASAs, among other things. While we have a succession arrangement for the Chief Medical Officer of One Medical Group, Inc., our business and future growth may be harmed if were required to find a suitable replacement for him.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could harm our business.

We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.  We do not have a history of acquiring or investing in businesses, applications and services or technologies and may not have the experience or capabilities to successfully execute such transactions or integrate them following consummation.

In addition, if we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	lack of experience in making acquisitions and integrating acquired businesses or assets;
•	unanticipated costs or liabilities associated with the acquisition;
•	difficulty integrating the accounting systems, operations and personnel of the acquired business;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•	diversion of management’s attention from other business concerns;
•	negative impacts to our existing relationships with enterprise clients or health network partners as a result of the acquisition;
•	the potential loss of key employees;
•	use of resources that are needed in other parts of our business; and
•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could harm our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could harm our results of operations. In addition, if an acquired business fails to meet our expectations, our business may be harmed.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes for our membership and enterprise offerings which could negatively impact our results of operations.

We do not collect sales and use and similar taxes in any states for our membership and enterprise offerings based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Certain states in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. For example, the State of New York audited our sales and use tax records from March 2011 through February 2017 and issued a determination that we owe back taxes, penalties and interest. While we intend to dispute the results of the audit, we may not be successful, in which case we may be required to make payments in tax assessments, penalties or interest. Such tax assessments, penalties and interest or future requirements may negatively impact our results of operations.

The estimates of market opportunity and forecasts of market and revenue growth included in this Annual Report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. healthcare market is subject to significant variables, including a changing regulatory environment and population demographic, which can be difficult to measure, estimate or quantify. Our business depends on member acquisition and retention, which further drives revenue from our contracts with health network partners; estimates and forecasts of these factors in any given market is difficult and affected by multiple variables such as population growth, concentration of enterprise clients and population density, among other things. Further, there can be no assurance that we will be able to sufficiently penetrate certain market segments included in our estimates and forecasts, including due to limited deployable capital, ineffective marketing efforts or the inability to develop sufficient presence in a given market to gain members or contract with employers and health network partners in that market. Once we acquire a member, apart from fixed annual membership fees, we derive revenue from patient in-office visits, which may be difficult to forecast over time. Finally, our contractual arrangements with health network partners typically have highly tailored capitation and other fee structures which vary across health network partner and are dependent on the number of members that receive healthcare services in a health network partner’s network. As a result, we may not be able to accurately forecast revenue from our health network partners. For these reasons, the estimates and forecasts in this Annual Report relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition and results of operations.

Our offices and facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. In particular, certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain an insurance policy covering damage to property we rent, such insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could harm our business, financial condition and results of operations. In addition, our health network partners’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or other negative effects on our business and operations.

Our financial results may be adversely impacted by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services; this new accounting standard also impacts the recognition of sales commissions.

We have adopted this standard as of January 1, 2019 using the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements. As a result of adopting this standard, we recorded an adjustment to deferred contract costs of $65 thousand as of January 1, 2019, to reflect an increase in the amount of commission costs previously recorded. The application of this new guidance could harm our operating results in one or more periods as compared to what they would have been under previous standards.

Under Topic 606, more estimates, judgments, and assumptions are required within the revenue recognition process than were previously required. Our reported financial position and financial results may be harmed if our estimates or judgments prove to be wrong, assumptions change, or actual circumstances differ from those in our assumptions. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm our business.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be harmed.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, determination of useful lives for property and equipment, intangible assets including goodwill, capitalized internal-use software, allowance for doubtful accounts, valuation of redeemable convertible preferred stock warrant liability, self-insurance reserves, valuation of common stock, stock options valuations, contingent liabilities and income taxes. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes and controls.

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated as the number of transactions continues to grow. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud, including any fraudulent activities conducted or facilitated by our employees or the providers or staff at the One Medical PCs. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to offer our platform to our members in a timely manner, causing us to lose members or increase our technical support costs.

Risks Related to Intellectual Property

If we are unable to obtain, maintain and enforce intellectual property protection for our technology and solutions or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology and solutions substantially similar to ours, and our ability to successfully commercialize our technology and solutions may be compromised.

Our business depends on proprietary technology and content, including software, processes, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret and copyright laws, confidentiality policies and procedures, cybersecurity practices and contractual provisions to protect the intellectual property rights of our proprietary technology and content. We do not own any issued patents or pending patent applications. Accordingly, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings, which could be expensive and time-consuming. We may not be able to obtain protection for our technology and even if we are successful in obtaining effective patent, trademark, trade-secret and copyright protection, it is expensive to maintain these rights and the costs of defending our rights could be substantial. Moreover, our failure to develop and properly manage new intellectual property could hurt our market position and business opportunities. Furthermore, recent changes to U.S. intellectual property laws may jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection of some of our unique business methods.

In addition, these measures may not be sufficient to offer us meaningful protection or provide us with any competitive advantages. If we are unable to adequately protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software solutions that are substantially the same as ours to compete with us without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, misappropriated or violated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise to provide us with competitive advantages, which could result in costly redesign efforts, business disruptions, discontinuance of some of our offerings or other competitive harm.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ solutions and services, and may in the future seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property. However, the steps we have taken to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our solutions and services.

We are, and may in the future become, involved in lawsuits to protect or enforce our intellectual property rights. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the use or technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. The outcome in any such lawsuits are unpredictable, and even if we prevail, the process can be extended and costly.

Any claim of infringement, misappropriation or violation of another party’s intellectual property rights could cause us to incur significant costs and to cease the commercialization of our solutions and services.

In recent years, there has been significant litigation in the United States involving intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to lawsuits alleging infringement, misappropriation or violation of intellectual property rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications or other intellectual property rights, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole primary business is to assert such claims. Regardless of the merits of any other intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim or the above referenced review could harm our business. We expect that we may receive in the future notices that claim we or our partners, clients or members using our solutions and services have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Any future litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business.

If any of our technologies, solutions or services are found to infringe, misappropriate or violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing or using such technologies, solutions and services. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease the commercialization or use of the violating technology, solutions or services. Accordingly, we may be forced to design around such violated intellectual property, which may be expensive, time-consuming or infeasible. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could similarly harm our business. If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement, misappropriation or violation claims against us, such payments, costs or actions could affect our competitive position, business, financial condition, results of operations and prospects.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Litigation or other legal proceedings relating to intellectual property claims, even if resolved in our favor, may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property proceedings could harm our ability to compete in the marketplace. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.

We license certain intellectual property, including technologies and software from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our solutions and services, or adversely impact our ability to commercialize future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new solutions or services in the future.

In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new solutions or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our solutions and services. Such royalties are a component of the cost of our solutions or services and may affect the margins on our solutions and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, our business, financial condition, results of operations, and prospects could be affected. If licenses to third-party intellectual property rights are or become required for us to engage in our business, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. Moreover, we could encounter delays and other obstacles in our attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing solutions and services, which could harm our competitive position, business, financial condition, results of operations and prospects.

We may not be able to enforce our intellectual property rights throughout the world.

We may also be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. Filing, prosecuting, maintaining, defending, and enforcing intellectual property rights on our solutions, services, and technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Competitors may use our technologies in jurisdictions where we have not obtained protection to develop their own solutions and services and, further, may export otherwise violating solutions and services to territories where we have protection but enforcement is not as strong as that in the United States. These solutions and services may compete with our solutions and services, and our intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the United States. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property protection, especially those relating to health care. This could make it difficult for us to stop the misappropriation or other violation of our other intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our solutions, services and other technologies and the enforcement of intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential members. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies, solutions or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish or protect our trademarks and trade names, or if we are unable to build name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our competitive position, business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information, including our technology platform, and to maintain our competitive position. With respect to our technology platform, we consider trade secrets and know-how to be one of our primary sources of intellectual property. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside contractors, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information, including our technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, could harm our competitive position, business, financial condition, results of operations, and prospects.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants, and advisors are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Our use of open source software could compromise our ability to offer our services and subject us to possible litigation.

We use open source software in connection with our solutions and services. Companies that incorporate open source software into their solutions have, from time to time, faced claims challenging the use of open source software and compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to the licensee’s software that incorporates, links or uses such open source software, and make available to third parties for no cost, any derivative works of the open source code created by the licensee, which could include the licensee’s own valuable proprietary code. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop solutions and services that are similar to or better than ours. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Risks Related Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	variance in our financial performance from expectations of securities analysts or investors;
•	changes in the pricing we offer our members;
•	changes in our projected operating and financial results;
•	our relationships with our health network partners and any changes to or terminations of our contracts with the health network partners;
•	changes in laws or regulations applicable to our solutions and services;
•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•	publicity associated with issues with our services and technology platform;
•	our involvement in litigation, including medical malpractice claims and consumer class action claims;
•	any governmental investigations or inquiries into or challenges to our relationships with the One Medical PCs under the ASAs or to our relationships with health network partners;
•	future sales of our common stock or other securities, by us or our stockholders, as well as the anticipation of lock-up releases;
•	changes in senior management or key personnel;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•

actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally, including competition or perceived competition from well-known and established companies or entities;

•	the trading volume of our common stock;
•	changes in the anticipated future size and growth rate of our market;
•	rates of unemployment; and
•	general economic, regulatory, and market conditions, including economic recessions or slowdowns.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our common stock. In addition, given the relatively small expected public float of shares of our common stock on The Nasdaq Global Select Market, or Nasdaq, the trading market for our shares may be subject to increased volatility. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because companies reliant on technology solutions have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

As a result of being a public company, we are obligated to maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our company and, as a result, the value of our common stock.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Global Select Market. In particular, we are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. We have not yet commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation required under Section 404. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.

We have identified material weaknesses in our internal control over financial reporting resulting from an ineffective risk assessment process, which led to improperly designed controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, as a result of the ineffective risk assessment, we identified the following material weaknesses as we did not effectively design, implement and maintain: (i) adequate controls over the accounting for significant and unusual transactions (ii) adequate controls to address segregation of duties and (iii) adequate controls over information technology general controls including the following: program change management, user access, computer operations controls and program development.

These IT deficiencies, when aggregated, could impact effective segregation of duties as well as the effectiveness of IT-dependent controls that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.

 In addition, the material weakness related to significant and unusual transactions resulted in a prior restatement of previously issued financial statements related primarily to the original accounting for the consolidation of the PCs and subsequent allocation of losses to noncontrolling interest. The material weaknesses related to segregation of duties and IT general controls did not result in any material misstatements of our financial statements or disclosures. Each of these material weaknesses could, however, result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

We are implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies contributed to the material weaknesses noted above. Specifically, we are designing and implementing controls related to (i) the preparation and review of accounting for significant and unusual transactions, (ii) implementing formal processes and controls to identify, monitor and mitigate segregation of duties conflicts and (iii) enhancing existing policies and implementing appropriate processes to strengthen our information technology general controls across the relevant IT domains (access to programs and data, program changes, computer operations and program development). We cannot assure you that the measures we are taking will be sufficient to avoid potential future material weaknesses. Accordingly, there could continue to be a possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

A significant portion of our total outstanding common stock may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

In addition, we filed a registration statement on Form S-8 registering the issuance of approximately 47.7 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, outstanding lock-up agreements and, in the case of our affiliates, the restrictions of Rule 144.

Additionally, certain holders of our common stock and warrants to purchase common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based on the number of shares of common stock outstanding as of December 31, 2019 and including the 20,125,000 shares issued and sold in our initial public offering, our executive officers, directors and current beneficial owners of 5% or more of our common stock will, in the aggregate, beneficially own approximately 16% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our common stock price and trading volume could decline.

Our stock price and trading volume will be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business or publish negative reports about our business, regardless of accuracy, our common stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.

Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and may be restricted by the terms of any then-current credit facility, including the LSA. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We are an emerging growth company and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and extended adoption period for accounting pronouncements. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We expect such expenses to further increase after we are no longer an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel will have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.   If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

Anti-takeover provisions in our charter documents to be in effect upon the closing of this offering and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws to be in effect upon the closing of this offering may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws will include provisions that:

•	provide for a classified board of directors whose members serve staggered terms;
•

authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

•	require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	prohibit cumulative voting in the election of directors;
•	provide that our directors may be removed for cause only upon the vote of the holders of at least 662⁄3% of our outstanding shares of common stock;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•

require the approval of our board of directors or the holders of at least 662/3% of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or, under certain circumstances, the federal district courts of the United States of America will be the exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•	any action arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

These provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any claim for which the federal district courts of the United States of America have exclusive jurisdiction. Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentences. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find the exclusive-forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in San Francisco, California and consist of approximately 60,874 square feet of leased space. Our lease on this space expires on August 1, 2029. As of December 31, 2019, we lease an additional combined 292,038 square feet of clinical space for the One Medical PCs pursuant to our ASAs. We believe that our headquarters and other offices are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

Item 3. Legal Proceedings.

We are currently involved in, and may in the future become involved in, legal proceedings, claims and investigations in the ordinary course of our business, including medical malpractice and consumer claims. Although the results of these legal proceedings, claims and investigations cannot be predicted with certainty, we do not believe that the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary or interim rulings.

Please see Note 20, “Commitments and Contingencies” to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of our legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “ONEM” since January 31, 2020. Prior to that, there was no public trading market for our common stock.

Holders of Record

As of the close of business on March 25, 2020, there were approximately 377 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not intend to declare or pay any cash dividends on our capital stock in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may be limited by the terms of any future debt or preferred securities.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

From January 1, 2019 through December 31, 2019, we granted stock options to purchase an aggregate of 7.7 million shares of common stock with a weighted-average exercise price of $10.39 per share to a total of 368 employees, directors and consultants. During this period, options to purchase an aggregate of 3,195 shares of common stock have been exercised for aggregate consideration of approximately $25 thousand.

The offers, sales and issuances of the securities described in this Item 5 were deemed to be exempt from registration under the Securities Act under either (i) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (ii) Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

On January 30, 2020, our registration statement on Form S-1 (File No. 333- 235792) relating to the initial public offering of our common stock was declared effective by the SEC. Pursuant to such registration statement, we issued and sold an aggregate of 20,125,000 shares of our common stock at a price of $14.00 per share for aggregate cash proceeds of approximately $258.2 million, net of underwriting discounts and commissions and offering costs, which includes the full exercise by the underwriters of their option to purchase additional shares of common stock. No payments for offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.  J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as joint-bookrunning managers for the offering.

There has been no material change in the expected use of the net proceeds from our initial public offering, as described in our final prospectus filed with the SEC on February 3, 2020 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and notes thereto, which are included elsewhere in this Annual Report.  The consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheets data as of December 31, 2019 and 2018 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. The balance sheet data as of December 31, 2017 are derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in any period in the future.

	As of December 31,
	2019	2018	2017
Consolidated Statements of Operations Data (in thousands, except share and per share data):
Net revenue	$276,258	$212,678	$176,769
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	167,618	136,180	120,705
Sales and marketing	39,520	25,789	19,172
General and administrative	108,965	85,808	57,964
Depreciation and amortization	14,268	9,947	10,686
Total operating expenses	330,371	257,724	208,527
Loss from operations	(54,113)	(45,046)	(31,758)
Other income (expense), net:	-	-	-
Interest income	4,498	2,251	386
Interest expense	(474)	(804)	(834)
Change in fair value of redeemable convertible preferred stock warrant liability	(3,519)	(1,877)	646
Total other income (expense), net	505	(430)	198
Loss before income taxes	(53,608)	(45,476)	(31,560)
Provision for income taxes	87	25	126
Net loss	(53,695)	(45,501)	(31,686)
Less: Net loss attributable to noncontrolling interests	(1,141)	(1,086)	(889)
Net loss attributable to 1Life Healthcare, Inc. stockholders	(52,554)	(44,415)	(30,797)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(2.84)	$(2.65)	$(2.05)
Weighted average common shares outstanding — basic and diluted	18,476,127	16,735,541	15,002,472

	December 31,
	2019	2018	2017
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term marketable securities	$146,536	$230,561	$42,785
Total assets	427,148	326,319	132,507
Notes payable	3,282	7,598	10,750
Redeemable convertible preferred stock	402,488	402,488	184,832
Total equity (deficit)	(184,031)	(148,240)	(119,784)

(1)

In February 2020, we completed the initial public offering of our common stock in which we issued an aggregate of 20,125,000 shares of common stock for net proceeds of approximately $258.2 million, after deducting underwriting discounts and commissions and offering costs.  Upon the completion of the offering, all 86,251,669 outstanding shares of redeemable convertible preferred stock were converted into an equal number of shares of common stock.

(2)

As of January 1, 2019, the impact of the adoption of the new lease standard, ASC 842, to the Company’s consolidated balance sheet includes the recognition of operating lease liabilities, current, of $9,643, operating lease liabilities, non-current, of $63,047 based on the present value of the remaining lease payments for existing operating leases with corresponding right-of-use assets of approximately $60,770.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report. This discussion includes both historical information and forward-looking information based upon current expectations that involve risk, uncertainties and assumptions. Our actual results may differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in “Risk Factors” and elsewhere in this Annual Report.

Impact of Covid-19 on Our Business

As of the date of this Annual Report, community self-isolation practices and shelter-in-place requirements related to COVID-19 have negatively impacted our net revenue for the three months ended March 31, 2020. Prolonged community self-isolation practices and shelter-in-place requirements will continue to reduce in-office visits, negatively affecting our net patient service revenue.  Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition or liquidity.

Overview

Our vision is to delight millions of members with better health and better care while reducing the total cost of care. Our mission is to transform health care for all through our human-centered, technology-powered model. We are a membership-based primary care platform with seamless digital health and inviting in-office care, convenient to where people work, shop, live and click. We are disrupting health care from within the existing ecosystem by simultaneously addressing the frustrations and unmet needs of key stakeholders, which include consumers, employers, providers, and health networks. As of December 31, 2019, we had approximately 422,000 members in nine markets in the United States and greater than 7,000 employer clients.

We have developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. Our annual membership model includes seamless access to 24/7 digital health services paired with inviting in-office care routinely covered under health insurance programs. Our technology drives high monthly active usage within our membership, promoting ongoing and longitudinal patient relationships for better health outcomes and high member retention. Our technology also helps our service-minded team in building trust and rapport with our members by facilitating proactive digital health outreach as well as responsive on-demand virtual and in-office care. Our digital health services and our well-appointed offices that are located in highly convenient locations are all serviced by our own clinical team who are employed in a salaried model, free of misaligned fee-for-service compensation incentives prevalent in health care. Additionally, we have developed clinically integrated partnerships with health networks, better coordinating more timely access to specialty care when needed by members, while advancing value-based care for employers through clinical and digital integration.

Together, these components of our human-centered and technology-powered model allow us to deliver better results for key stakeholders.

Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. We were founded in 2007 in San Francisco and have since grown to 422,000 members and 83 medical offices in nine markets across the United States as of December 31, 2019. From December 31, 2014 through December 31, 2019, we grew our membership by 351%. During the twelve months ended December 31, 2019 as compared to the twelve months ended December 31, 2014, our net revenue grew 293%, our digital interactions with our members grew 880%, and the number of in-office visits by our members grew 185%.

Our Business Model

We have developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. Our annual membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered under health insurance programs. Our members join either individually as consumers by paying an annual membership fee or are sponsored by an enterprise client who purchases a subscription for their employees and, increasingly, their dependents. All members have actively registered with us. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging, and our in-office care is delivered at any of our 83 medical offices as of December 31, 2019.

We derive net revenue from multiple stakeholders, including consumers, employers, health networks and insurers. We recognize net revenue as (i) membership revenue from annual employer and consumer subscription fees, (ii) partnership revenue predominantly on a PMPM basis from health networks, fixed payments from enterprise clients for on-site medical services, and capitation payments from IPAs and (iii) net patient service revenue on a per visit basis from health insurers and patients. We are in-network with most health insurance plans in all of our markets.

We generate a portion of our revenue through membership fees charged to either consumer members or enterprise clients. As of December 31, 2019, our current annual consumer membership fee for new members was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.

We have entered into clinically integrated care partnerships with health networks, which generate revenue either through fee-for-service reimbursements for member in-office visits under the health network’s contracts or as fixed PMPM payments independent of office visits or services provided. For our health network arrangements that provide for fixed PMPM payments, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. In those circumstances, we earn PMPM payments in lieu of per visit fees for services from member office visits. See “Business—Our Health Network Partnerships.”

We generate partnership revenue from (i) our health network partners on a fixed PMPM basis, (ii) fixed price or fixed price per employee contracts with enterprise clients with on-site medical services, or (iii) capitation payments from IPAs that contract with HMOs for medical services provided to covered participants.

Our membership fee revenue and partnership revenue are contractual and recurring in nature. Membership revenue and partnership revenue represented 47%, 32% and 22% of total net revenue for 2019, 2018, and 2017, respectively. The increased percentage of revenue that is contractual and recurring in nature is due to expanded enterprise on-site partnerships in 2018 and new agreements with health network partners in 2019.

The remainder of our net revenue is primarily received on a per visit fee-for-service basis from member health insurance plans or patients, and in certain markets, with billing rates based on our agreements with health network partners. We call this patient service revenue. We use historical patient visit rates, our historical mix of services performed, and current reimbursement rates to help us analyze and explain historical patient service revenue from this part of our business.

Key Factors Affecting Our Performance

•

Acquisition of Net New Members and Enterprise Clients. We believe that our ability to increase our membership will enable us to drive financial growth as members drive our membership revenue, partnership revenue and net patient service revenue. We have significant opportunities to increase members in our existing markets through (i) new sales to consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients, and (iii) adding other potential services. In our most mature market in the San Francisco Bay Area, we believe we have only captured approximately 3% commercial market share. Our ability to enroll new members either as consumer members or through enterprise clients will impact our results of operations. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee. The levels of activation rates at our enterprise clients may also affect the renewal rates of our enterprise clients. Separately, the percentage of enterprise clients offering us to employee dependents has grown from 55% as of December 31, 2014 to over 65% as of December 31, 2019, and changes to that percentage will also impact our growth in members. While we do not regularly monitor activation rates and related metrics across enterprise clients, we may use these metrics to compare member activation across different enterprise clients and to look for opportunities for additional membership activation within existing enterprise clients. We also intend to acquire members by expanding into new markets, including by entering three new markets in 2020.

•

Components of Revenue. Our ability to maintain or improve pricing levels under our contracts with health networks will impact our results of operations. We recognize net patient service revenue on a per visit basis at amounts dependent on (i) our billing rates and third-party payer contracted rates, including in certain cases through agreements with health networks, (ii) the mix of members who are commercially insured and (iii) the nature of visits. In addition, we may add additional services in the future for which we may charge in a variety of ways. To the extent the net amounts we charge our members, partners and clients change, our net revenue will also change.

•

Care Margin. Care margin is driven by net revenue, expansion of new medical offices or new services, average utilization of our services, and provider- and office-related expenses. As we open new medical offices or add new services, our care margin is likely to decrease initially due to a lag in realization of revenue from those new offices or services. In markets where we earn partnership revenue on fixed PMPM contracts, higher patient visits, longer lengths of visits or increased use of medical supplies will lower our care margin. In markets where we earn patient service revenue, increased visits typically result in higher care margin. To the extent we need to increase the compensation for our providers, our care margin may decline.

•

Investments in Growth. We expect to continue to focus on long-term growth through investments in sales and marketing, technology research and development, and existing and new medical offices. We are working to enhance our digital health and technology offering and increase the potential breadth of our modernized platform solution. As we expand to new markets, we expect to make significant upfront investments in sales and marketing to establish brand awareness and acquire new members. Additionally, we intend to continue to invest in new offices in new and existing markets. Accordingly, in the short term, we expect these activities to increase our operating expenses and cost of care; however, in the long term we anticipate that these investments will positively impact our results of operations.

•

Seasonality. As a result of seasonal trends, we experience our highest levels of office visits and patient service revenue during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second and third quarters of the year have historically been the period of lower office visits, and as a result, lower patient service revenue relative to the other quarters of the year. However, the effects of this seasonality have historically been partially offset by our partnership revenue and membership revenue, which are recognized ratably over the period of each contract and recurring in nature, as well as our period-over-period growth.

Key Metrics and Non-GAAP Financial Measures

We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

	Year Ended
	December 31,
	2019	2018	2017
Members (as of the end of the period)	422,000	346,000	272,000
Net revenue	$276,258	$212,678	$176,769
Care margin	$108,640	$76,498	$56,064
Adjusted EBITDA	$(24,968)	$(13,918)	$(11,542)

Members

A member is a person who has paid for membership themselves or an employee or dependent whose membership has been paid for by an enterprise client and who has registered with us. Members help drive membership revenue, partnership revenue and patient service revenue. We believe growth in the number of members is a key indicator of the performance of our business. This depends, in part, on our ability to successfully market our services directly to consumers and to employers that are not yet enterprise clients and our activation rate within existing clients. While growth in the number of members is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future member growth.

Members (in thousands)*

*    Number of members is shown as of the end of each period.

Care Margin

We define care margin as loss from operations excluding depreciation and amortization, general and administrative expense and sales and marketing expense. We consider care margin to be an important measure to monitor our performance, specific to the direct costs of delivering care. We believe this margin is useful to measure whether we are controlling our direct expenses included in the provision of care sufficiently and whether we are effectively pricing our services. Care margin is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. Care margin is not a financial measure of, nor does it imply, profitability. We have not yet achieved profitability and, even in periods when our net revenue exceeds our cost of care, exclusive of depreciation and amortization, we may not be able to achieve or maintain profitability. The relationship of operating loss to cost of care, exclusive of depreciation and amortization is not necessarily indicative of future performance. Other companies that present care margin may calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours. In addition, care margin has limitations as an analytical tool, including that it does not reflect depreciation and amortization or other overhead allocations.

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to care margin:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Loss from operations	$(54,113)	$(45,046)	$(31,758)
Sales and marketing	39,520	25,789	19,172
General and administrative	108,965	85,808	57,964
Depreciation and amortization	14,268	9,947	10,686
Care margin	$108,640	$76,498	$56,064
Care margin as a percentage of net revenue	39%	36%	32%

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding interest income, interest expense, depreciation and amortization, stock-based compensation, change in the fair value of our redeemable convertible preferred stock warrant liability and provision for income taxes. We include adjusted EBITDA in this Annual Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

Our definition of adjusted EBITDA may differ from the definition used by other companies and therefore comparability may be limited. In addition, other companies may not publish this or similar metrics. Thus, our adjusted EBITDA should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, such as net loss.

In addition, adjusted EBITDA has limitations as an analytical tool, including:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash used for capital expenditures for such replacements or for new capital expenditures;

•

adjusted EBITDA does not include the dilution that results from stock-based compensation or any cash outflows included in stock-based compensation, including from our purchases of shares of outstanding common stock; and

•	adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments.

We provide investors and other users of our financial information with a reconciliation of adjusted EBITDA to net loss. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view adjusted EBITDA in conjunction with net loss.

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to adjusted EBITDA:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Net loss	$(53,695)	$(45,501)	$(31,686)
Interest income	(4,498)	(2,251)	(386)
Interest expense	474	804	834
Depreciation and amortization	14,268	9,947	10,686
Stock-based compensation	14,877	21,181	9,530
Change in fair value of redeemable convertible preferred stock warrant liability	3,519	1,877	(646)
Provision for income taxes	87	25	126
Adjusted EBITDA	$(24,968)	$(13,918)	$(11,542)

Components of Our Results of Operations

Net Revenue

We generate net revenue through net patient service revenue, partnership revenue, and membership revenue.

Net Patient Service Revenue. We generate net patient service revenue from providing primary care services to patients in our offices when we bill the member or their insurance plan on a fee-for-service basis as medical services are rendered. While substantially all of our patients are members, we occasionally also provide care to non-members. Net patient service revenue accounted for 53%, 68%, and 78% of our net revenue during the years ended December 31, 2019, 2018, and 2017, respectively.

Partnership Revenue. Partnership revenue is generated from the following:

•	Beginning in 2019, contracts with health systems as health network partners, for which the health system pays a fixed price per member per month;
•	Contracts with enterprise clients for on-site medical services, for which the employer pays a fixed price or a fixed price per employee; and
•	Capitation payments from IPAs for which IPAs pay a fixed price per IPA participant.

Under our partnership arrangements, we generally receive fixed fees regardless of services provided, which services are consistent across the various arrangements. All partnership revenue is recognized during the period in which we are obligated to provide professional clinical services to the member, employee, or participant, as applicable, and associated management, operational and administrative services to the health network partner, enterprise client, or IPA, as applicable. Partnership revenue accounted for 29%, 12% and 3% of our net revenue during the years ended December 31, 2019, 2018, and 2017, respectively.

Membership Revenue. Membership revenue is generated from annual membership fees paid by consumer members and from enterprise clients who purchase access to memberships for their employees and dependents. Membership revenue is recognized ratably over the contract period with the individual member or enterprise client. Membership revenue accounted for 19%, 20%, and 19% of our net revenue during the years ended December 31, 2019, 2018, and 2017, respectively.

Operating Expenses

Cost of Care, Exclusive of Depreciation and Amortization

Cost of care, exclusive of depreciation and amortization, primarily includes provider and support employee-related costs for both in-office and virtual care, occupancy costs, medical supplies, insurance and other operating costs. A large portion of these costs are fixed relative to member utilization of our services, such as occupancy costs and insurance costs. As a result, as net revenue increases due to improved pricing, which can result from, for example, higher net revenue per member under agreements with enterprise clients and health network partners, or when we provide services to more members without increasing our infrastructure or related costs, cost of care, exclusive of depreciation and amortization, as a percentage of net revenue typically decreases. Providers include doctors of medicine, doctors of osteopathy, nurse practitioners and physician assistants. Support employees include phlebotomists and administrative assistants assisting our members with all non-medical related services. Virtual care includes video visits and other synchronous and asynchronous communication via our app and website. Our cost of care, exclusive of depreciation and amortization, also excludes allocations of general and administrative expenses. In the near term, as we open new offices, and expand into new markets, we expect cost of care, exclusive of depreciation and amortization, to increase in absolute dollars.

Sales and Marketing

Sales and marketing expenses consist of employee-related expenses, including salaries and related costs, commissions and stock-based compensation costs for our employees engaged in marketing, sales, account management and sales support. Sales and marketing expenses also include advertising production and delivery costs of communications materials that are produced to generate greater awareness and engagement among our clients and members, third-party independent research, trade shows and brand messages and public relations costs.

We expect our sales and marketing expenses to increase as we strategically invest to expand our business. We expect to hire additional sales personnel and related account management and sales support personnel to capture an increasing amount of our market opportunity. We also expect to continue our brand awareness and targeted marketing campaigns. As we scale our sales and marketing, we expect these expenses to increase in absolute dollars.

General and Administrative

General and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation for our executive, product development, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and real estate and development departments. In addition, general and administrative expenses include all corporate technology and occupancy costs.

We expect our general and administrative expenses to increase over time following the closing of this offering due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with continuing to grow our business.

Depreciation and Amortization

Depreciation and amortization consist primarily of depreciation of property and equipment and amortization of capitalized software development costs.

Other Income (Expense)

Interest Income

Interest income consists of income earned on our cash and cash equivalents, restricted cash and short-term marketable securities.

Interest Expense

Interest expense consists of interest costs associated with our notes payable issued pursuant to the LSA.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

Prior to our initial public offering in January 2020, we classified our redeemable convertible preferred stock warrants as a liability on our consolidated balance sheets. We remeasured the redeemable convertible preferred stock warrant liability to fair value at each reporting date and recognized changes in the fair value of the redeemable convertible preferred stock warrant liability as a component of other income (expense), net in our consolidated statements of operations.

Upon the closing of our initial public offering, the warrants to purchase shares of redeemable convertible preferred stock became exercisable for shares of common stock, at which time we adjusted the redeemable convertible preferred stock warrant liability to fair value prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of our initial public offering, the warrants will no longer be subject to fair value accounting.

Provision for Income Taxes

We account for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assess the likelihood of sufficient future taxable income. We also consider the expected reversal of deferred tax liabilities and analyze the period in which these would be expected to reverse to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support the realizability of the deferred tax assets. In addition, we consider whether it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position.

Net Loss Attributable to Noncontrolling Interests

In September 2014, we entered into a joint venture agreement with a healthcare system to jointly operate physician-owned primary care offices in a new market. We have the responsibility for the provision of medical services and for the day-to-day operation and management of the offices, including the establishment of guidelines for the employment and compensation of the physicians. Based upon this and other provisions of the operating agreement that indicate that we direct the economic activities that most significantly affect the economic performance of the joint venture, we determined that the joint venture is a variable interest entity and we are the primary beneficiary. Accordingly, we consolidate the joint venture and the healthcare system’s interest is shown within equity (deficit) as noncontrolling interests. The healthcare system’s share of earnings is recorded in the consolidated statements of operations as net loss attributable to noncontrolling interests.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Year Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Net revenue	$276,258	100%	$212,678	100%
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	167,618	61%	136,180	64%
Sales and marketing (1)	39,520	14%	25,789	12%
General and administrative (1)	108,965	39%	85,808	40%
Depreciation and amortization	14,268	5%	9,947	5%
Total operating expenses	330,371	120%	257,724	121%
Loss from operations	(54,113)	-20%	(45,046)	-21%
Other income (expense):
Interest income	4,498	2%	2,251	1%
Interest expense	(474)	0%	(804)	0%
Change in fair value of redeemable convertible preferred stock warrant liability	(3,519)	-1%	(1,877)	-1%
Loss before income taxes	(53,608)	-19%	(45,476)	-21%
Provision for income taxes	87	0%	25	0%
Net loss	(53,695)	-19%	(45,501)	-21%
Less: Net loss attributable to noncontrolling interests	(1,141)	0%	(1,086)	-1%
Net loss attributable to 1Life Healthcare, Inc.	$(52,554)	-19%	$(44,415)	-21%

(1)	Includes stock-based compensation, as follows:

	Year Ended December 31,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Sales and marketing	$1,256	0%	$552	0%
General and administrative	13,621	5%	20,629	10%
	$14,877	5%	$21,181	10%

Net Revenue

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollar amounts in thousands)
Net revenue:
Net patient service revenue	$145,389	$144,080	$1,309	1%
Partnership revenue	78,734	25,408	53,326	210%
Total net patient service and partnership revenue	224,123	169,488	54,635	32%
Membership revenue	52,135	43,190	8,945	21%
Net revenue	$276,258	$212,678	$63,580	30%

Net revenue increased $63.6 million, or 30%, from $212.7 million for the year ended December 31, 2018 to $276.3 million for the year ended December 31, 2019. This increase was primarily due to a 76,000 increase in members, or 22%, from 346,000 as of December 31, 2018 to 422,000 as of December 31, 2019. Our members are the primary driver of our net revenue.

Net revenue from patient service and partnerships increased $54.6 million, or 32%, from $169.5 million for the year ended December 31, 2018 to $224.1 million for the year ended December 31, 2019. The increase was primarily due to the 22% increase in members. In addition, net revenue per member increased by 8% as we entered into new partnership relationships with health networks that resulted in a higher net revenue rate per member than the previous fee-for-service contracts with payers, and an increase in flu vaccines in the fourth quarter. During the year ended December 31, 2018, we did not have fixed PMPM contracts with health networks, and partnership revenue only included contracts for on-site medical services and capitation payments. During the year ended December 31, 2019, as a result of new health network partnerships, partnership revenue increased $53.3 million, or 210%, from $25.4 million for the year ended December 31, 2018 to $78.7 million for the year ended December 31, 2019. Correspondingly, net patient service revenue was relatively flat due to the decrease associated with new partnership relationships with health network partners, offset by an increase in rate per visit of 23%, attributable to a higher mix of revenue from payers with higher rates and payer rate increases, and an increase in the number of visits per member of 9%.

Membership revenue increased $8.9 million, or 21%, from $43.2 million for the year ended December 31, 2018 to $52.1 million for the year ended December 31, 2019. This increase was primarily due to an increase in members of 76,000, or 22%, partially offset by a decline in membership revenue per member as growth of our enterprise membership, with lower average membership revenue per member, continued to outpace the growth of our consumer members.

Operating Expenses

Cost of Care, Exclusive of Depreciation and Amortization

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$167,618	$136,180	$31,438	23%

Cost of care, exclusive of depreciation and amortization, increased $31.4 million, or 23%, from $136.2 million for the year ended December 31, 2018 to $167.6 million for the year ended December 31, 2019. This increase was primarily due to increases in provider employee-related expenses of $16.9 million, support employee-related expense of $5.7 million, medical supply costs of $4.8 million, occupancy costs of $2.8 million, and increases in other expenses of $1.2 million. In addition to growth in our existing offices, we added twelve offices in 2019 bringing our total number of offices to 83.

Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 64% to 61%. This decrease was due to higher net revenue discussed above, including from health network partners that result in a higher net revenue rate per member with a lower corresponding increase in cost of care, exclusive of depreciation and amortization, an increase in members, and a relatively lower increase in cost of care, exclusive of depreciation and amortization, as we leveraged our existing infrastructure and related costs to accommodate the increase in members.

As we incur a certain amount of fixed costs for an office prior to its opening and generally earn lower net revenue in the first year of opening, we expect cost of care, exclusive of depreciation and amortization, as a percentage of net revenue to increase in 2020 as we open a greater number of offices than we opened in 2019.

Sales and Marketing

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollar amounts in thousands)
Sales and marketing	$39,520	$25,789	$13,731	53%

Sales and marketing expenses increased $13.7 million, or 53%, from $25.8 million for the year ended December 31, 2018 to $39.5 million for the year ended December 31, 2019 primarily due to an increase in brand marketing and direct advertising of $11.6 million, salaries and benefits of $1.1 million, and stock-based compensation expense of $0.7 million.

General and Administrative

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollar amounts in thousands)
General and administrative	$108,965	$85,808	$23,157	27%

General and administrative expenses increased $23.2 million, or 27%, from $85.8 million for the year ended December 31, 2018 to $109.0 million for the year ended December 31, 2019. This increase was primarily due to higher salaries and benefits of $16.4 million, partially offset by lower stock-based compensation expense of $7.0 million, as we expanded our team to support our growth. In addition, we also increased our corporate office occupancy costs by $3.7 million, software-as-a-service costs by $3.6 million, legal and professional services by $2.9 million, travel costs by $1.6 million, business taxes and insurance by $0.7 million, and other costs by $1.3 million.

Depreciation and Amortization

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollar amounts in thousands)
Depreciation and amortization	$14,268	$9,947	$4,321	43%

Depreciation and amortization expenses increased $4.3 million, or 43%, from $9.9 million for the year ended December 31, 2018 to $14.3 million for the year ended December 31, 2019. This increase was primarily due to the cost of remodeling our offices, our new corporate office, new medical offices, and capitalization of software development.

Other Income (Expense)

Interest Income

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollar amounts in thousands)
Interest income	$4,498	$2,251	$2,247	100%

Interest income increased $2.2 million from $2.3 million for the year ended December 31, 2018 to $4.5 million for the year ended December 31, 2019 due to our higher cash, cash equivalents and marketable securities balances resulting from cash received from our Series I redeemable convertible preferred stock issuance that closed in August 2018.

Interest Expense

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollar amounts in thousands)
Interest expense	$(474)	$(804)	$(330)	-41%

Interest expense decreased $0.3 million from $(0.8) million for the year ended December 31, 2018 to $(0.5) million for the year ended December 31, 2019 due to the declining principal balance on our notes payable.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollar amounts in thousands)
Change in fair value of redeemable convertible preferred stock warrant liability	$(3,519)	$(1,877)	$1,642	87%

The fair value of the redeemable convertible preferred stock warrant liability increased $1.6 million during the year ended December 31, 2019 compared to an increase of $1.9 million for the year ended December 31, 2018. The change in both periods was due to the change in fair value of the underlying redeemable convertible preferred stock.

Provision for Income Taxes

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollar amounts in thousands)
Provision for income taxes	$87	$25	$62	nm

nm—not meaningful

Provision for income taxes increased $62 thousand from $25 thousand for the year ended December 31, 2018 to $87 thousand for the year ended December 31, 2019.

Net Loss Attributable to Noncontrolling Interests

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollar amounts in thousands)
Net loss attributable to noncontrolling interests	$(1,141)	$(1,086)	$(55)	5%

Net loss attributable to noncontrolling interests increased $55 thousand, from the year ended December 31, 2018 compared to the year ended December 31, 2019 due to an increased net loss of the joint venture.

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018		2017
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Net revenue	$212,678	100%	$176,769	100%
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	136,180	64%	120,705	68%
Sales and marketing (1)	25,789	12%	19,172	11%
General and administrative (1)	85,808	40%	57,964	33%
Depreciation and amortization	9,947	5%	10,686	6%
Total operating expenses	257,724	121%	208,527	118%
Loss from operations	(45,046)	-21%	(31,758)	-18%
Other income (expense):
Interest income	2,251	1%	386	0%
Interest expense	(804)	0%	(834)	0%
Change in fair value of redeemable convertible preferred stock warrant liability	(1,877)	-1%	646	0%
Loss before income taxes	(45,476)	-21%	(31,560)	-18%
Provision for income taxes	25	0%	126	0%
Net loss	(45,501)	-21%	(31,686)	-18%
Less: Net loss attributable to noncontrolling interests	(1,086)	-1%	(889)	-1%
Net loss attributable to 1Life Healthcare, Inc.	$(44,415)	-21%	$(30,797)	-17%

(1)	Includes stock-based compensation, as follows:

	Year Ended December 31,
	2018		2017
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Sales and marketing	$552	0%	$267	0%
General and administrative	20,629	10%	9,263	5%
	$21,181	10%	$9,530	5%

In October 2018, we repurchased 1,553,424 shares of common stock from certain directors, employees and executive officers for net total consideration of $14.8 million, after considering net share settlement. The amount paid in excess of the then-current estimated fair value of our common stock of $7.2 million was recorded as stock-based compensation expense for the year ended December 31, 2018, of which $0.2 million is included in sales and marketing expense and $7.0 million is included in general and administrative expense on our consolidated statements of operations and in the table above. The balance of $7.5 million was recognized in additional paid-in capital.

Net Revenue

	Year Ended
	December 31,
	2018	2017	$ Change	% Change
	(dollar amounts in thousands)
Net revenue:
Net patient service revenue	$144,080	$138,581	$5,499	4%
Partnership revenue	25,408	5,122	20,286	396%
Total net patient service and partnership revenue	169,488	143,703	25,785	18%
Membership revenue	43,190	33,066	10,124	31%
Net revenue	$212,678	$176,769	$35,909	20%

Net revenue increased $35.9 million, or 20%, from $176.8 million for the year ended December 31, 2017, to $212.7 million for the year ended December 31, 2018. This increase was primarily due to a 27% increase in members, from 272,000 as of December 31, 2017, to 346,000 as of December 31, 2018.

Net revenue from patient service and partnerships increased $25.8 million, or 18%, from $143.7 million for the year ended December 31, 2017 to $169.5 million for the year ended December 31, 2018. The increase was primarily due to the 27% increase in members, offset by a decrease in net revenue per member of 7%. The decrease in net revenue per member resulted from the majority of net revenue in these years being attributable to net patient service revenue and the decrease in number of visits per member in 2018 compared to 2017. Net patient service revenue increased 4% due to a 3% increase in office visits and a 1% increase in rate per visit, attributable to payer rate increases. Partnership revenue increased primarily due to new contracts with employers for on-site medical services.

Membership revenue increased $10.1 million, or 31%, from $33.1 million for the year ended December 31, 2017 to $43.2 million for the year ended December 31, 2018, due to a 27% increase in members and a 3% increase in net revenue per member.

Operating Expenses

Cost of Care, Exclusive of Depreciation and Amortization

	Year Ended
	December 31,
	2018	2017	$ Change	% Change
	(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$136,180	$120,705	$15,475	13%

Cost of care, exclusive of depreciation and amortization, increased $15.5 million, or 13%, from $120.7 million for the year ended December 31, 2017 to $136.2 million for the year ended December 31, 2018. This increase was primarily due to increases in provider employee-related expenses of $9.0 million related to higher headcount for new office openings, support employee-related expense of $4.6 million, occupancy costs of $1.2 million, and medical supply costs of $0.7 million. During 2018, we opened 12 new offices, and we operated 71 medical offices as of December 31, 2018.

Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 68% to 64% due to higher net revenue discussed above primarily due to an increase in members and a relatively lower increase in cost of care, exclusive of depreciation and amortization, as we leveraged our existing infrastructure and related costs to accommodate the increase in members.

Sales and Marketing

	Year Ended
	December 31,
	2018	2017	$ Change	% Change
	(dollar amounts in thousands)
Sales and marketing	$25,789	$19,172	$6,617	35%

Sales and marketing expenses increased $6.6 million, or 35%, from $19.2 million for the year ended December 31, 2017 to $25.8 million for the year ended December 31, 2018. This increase was primarily due to higher brand marketing and direct advertising expense of $4.0 million and higher employee-related salaries and benefits of $2.0 million.

General and Administrative

	Year Ended
	December 31,
	2018	2017	$ Change	% Change
	(dollar amounts in thousands)
General and administrative	$85,808	$57,964	$27,844	48%

General and administrative expenses increased $27.8 million, or 48%, from $58.0 million for the year ended December 31, 2017 to $85.8 million for the year ended December 31, 2018. This increase was primarily due to higher salaries and benefits of $10.6 million and stock-based compensation expense of $11.3 million, including the stock repurchase program in October 2018 as we expanded our team to support our growth. In addition, we also increased our software-as-a-service costs by $2.1 million, professional services, contractors, and legal costs by $1.9 million, travel costs by $1.8 million, and other costs by $0.1 million.

Depreciation and Amortization

	Year Ended
	December 31,
	2018	2017	$ Change	% Change
	(dollar amounts in thousands)
Depreciation and amortization	$9,947	$10,686	$(739)	-7%

Depreciation and amortization expenses decreased $0.7 million, or 7%, from $10.7 million for the year ended December 31, 2017 to $9.9 million for the year ended December 31, 2018. Our depreciation and amortization expense decreased in 2018, primarily due to new assets placed into service with longer useful lives.

Other Income (Expense)

Interest Income

	Year Ended
	December 31,
	2018	2017	$ Change	% Change
	(dollar amounts in thousands)
Interest income	$2,251	$386	$1,865	483%

Interest income increased $1.9 million, or 483%, from $0.4 million for the year ended December 31, 2017 to $2.3 million for the year ended December 31, 2018. This increase was due to higher average cash, cash equivalents and marketable securities balances resulting from cash received from our Series I redeemable convertible preferred stock financing in August 2018.

Interest Expense

	Year Ended
	December 31,
	2018	2017	$ Change	% Change
	(dollar amounts in thousands)
Interest expense	$(804)	$(834)	$30	4%

Interest expense decreased $30 thousand from $(0.8) million for the year ended December 31, 2017 to $(0.8) million for the year ended December 31, 2018 due to the declining principal balance on our notes payable, partially offset by increases in the interest rate during 2018.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

	Year Ended
	December 31,
	2018	2017	$ Change	% Change
	(dollar amounts in thousands)
Change in fair value of redeemable convertible preferred stock warrant liability	$(1,877)	$646	$(2,523)	nm

nm—not meaningful

The fair value of the redeemable convertible preferred stock warrant liability decreased $0.6 million for the year ended December 31, 2017 compared to an increase of $1.9 million during the year ended December 31, 2018. For the year ended December 31, 2018, the fair value of our redeemable convertible preferred stock warrants increased as a result of an increase in the fair value of the underlying redeemable convertible preferred stock.

Provision for Income Taxes

	Year Ended
	December 31,
	2018	2017	$ Change	% Change
	(dollar amounts in thousands)
Provision for income taxes	$25	$126	$(101)	-80%

The provision for income taxes decreased $0.1 million, or 80%, from $126 thousand for the year ended December 31, 2017 to $25 thousand for the year ended December 31, 2018, due to lower taxable income in 2018.

Net Loss Attributable to Noncontrolling Interests

	Year Ended
	December 31,
	2018	2017	$ Change	% Change
	(dollar amounts in thousands)
Net loss attributable to noncontrolling interests	$(1,086)	$(889)	$(197)	22%

Net loss attributable to noncontrolling interests increased $0.2 million, or 22%, from $0.9 million for the year ended December 31, 2017 to $1.1 million for the year ended December 31, 2018, due to increased losses incurred by a joint venture.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from the sale of redeemable convertible preferred stock, and to a lesser extent, notes payable under credit facilities. Through December 31, 2019, we had received net proceeds of $401.6 million from our sales of redeemable convertible preferred stock. As of December 31, 2019, we had cash, cash equivalents and short-term marketable securities of $146.5 million. Upon the closing of our initial public offering in February 2020, we received approximately $258.2 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses.  We believe that our existing cash and cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our pace of new member growth and expanded enterprise client and health network relationships, our pace and timing of expansion of new medical offices, and the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. See Item 1A. “Risk Factors—Risks Related to Our Business and Our Industry—In order to support the growth of our business, we may need to incur additional indebtedness under our existing loan agreement or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.”

As of the date of this Annual Report, community self-isolation practices and shelter-in-place requirements related to COVID-19 have negatively impacted our net revenue for the three months ended March 31, 2020. Prolonged community self-isolation practices and shelter-in-place requirements will continue to reduce in-office visits, negatively affecting our net patient service revenue. In addition, the COVID-19 pandemic has negatively impact global financial markets, resulting in reduced ability to access financing and capital sources. Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition or liquidity.

Indebtedness

In January 2013, we entered into the LSA with Silicon Valley Bank, which, as amended, provides for aggregate borrowings of up to $11.0 million in the form of term loans. In 2016, we drew down the full $11.0 million available to us under the LSA, and no additional amounts remained available for borrowing under the LSA as of December 31, 2019. As of December 31, 2019 and December 31, 2018, the outstanding principal amount under the LSA was $3.3 million and $7.7 million, respectively.

Borrowings under the LSA, as amended, bear interest at a rate per annum equal to the greater of 5.56% or the prime rate plus 1.81%. Under the LSA, we were required to make monthly interest-only payments through March 31, 2018 and are required to make 30 equal monthly payments of principal, plus accrued interest, from April 1, 2018 through September 1, 2020, when all unpaid principal and interest becomes due and payable. We may voluntarily prepay all, but not less than all, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee.

Under the terms of the LSA, we must maintain one of two financial covenants: (i) a liquidity ratio of not less than 1.50 to 1.00 or (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00. We have been in compliance with the financial covenants since the inception of the LSA.

Borrowings under the LSA are secured by substantially all of our properties, rights and assets, excluding intellectual property. Additionally, the LSA contains certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, amend the ASAs and transfer or dispose of assets.

In addition, we issued to Silicon Valley Bank warrants to purchase 494,833 shares of common stock.

Cash Flows

The following table summarizes our cash flows:

	Year Ended
	December 31,
	2019	2018
Net cash used in operating activities	$(31,674)	$(18,410)
Net cash (used in) provided by investing activities	23,723	(176,759)
Net cash (used in) provided by financing activities	(1,376)	216,602
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,327)	$21,433

Operating Activities

During the year ended December 31, 2019, operating activities used $31.7 million of cash, resulting from our net loss of $53.7 million and net cash used in changes in our operating assets and liabilities of $17.7 million, partially offset by net non-cash charges of $39.7 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $14.5 million increase in accounts receivable, net, an increase in other assets of $4.6 million, and a $8.1 million decrease in operating lease liabilities, partially offset by a $7.4 million increase in accounts payable and accrued expenses, and a $2.1 million increase in deferred revenue. The increase in accounts receivable is primarily due to receivables from health system partners that have longer invoicing and payment cycles than insurance payers. The increase in other assets is primarily associated with $3.6 million in deferred financing costs that will be offset against the proceeds of our initial public offering. The increases in accounts payable and accrued expenses was due to our higher level of operating activities and the timing of vendor invoicing and payments.

During the year ended December 31, 2018, operating activities used $18.4 million of cash, resulting from our net loss of $45.5 million and net cash used in changes in our operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $27.6 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2018 consisted primarily of a $7.2 million increase in accounts receivable and a $1.3 million decrease in other liabilities, partially offset by a $7.0 million increase in accounts payable and accrued expenses, a $0.6 million increase in deferred revenue, a $0.2 million decrease in inventories and a $0.1 million increase in prepaid expenses and other current assets. The increase in accounts receivable is primarily due to higher net patient service revenue. The increases in accounts payable and accrued expenses was due to our higher level of operating activities and the timing of vendor invoicing and payments.

During the year ended December 31, 2017, operating activities used $2.7 million of cash, resulting from our net loss of $31.7 million, partially offset by non-cash charges of $23.5 million and changes in operating assets and liabilities of $5.4 million. The changes in operating assets and liabilities were primarily due to increases of $5.4 million in deferred revenue, $3.6 million in accounts payable and accrued expenses and $5.2 million in other liabilities, partially offset by increases of $5.9 million in accounts receivable, $1.7 million prepaid expenses and other current assets and $1.4 million in inventories. The increase in accounts receivable is primarily due to higher net patient service revenue. The increase in accounts payable and accrued expenses was due to our higher level of operating activities and the timing of vendor invoicing and payments.

Investing Activities

During the year ended December 31, 2019, investing activities provided $23.7 million of cash, resulting from maturities of short-term marketable securities of $324.3 million, offset by purchases of short-term marketable securities of $246.1 million and purchases of property and equipment of $54.4 million due primarily to leasehold improvements, computer equipment, and furniture and fixtures for our new corporate office, new offices and remodels of existing offices, in addition to capitalization of internal-use software development costs.

During the year ended December 31, 2018, investing activities used $176.8 million of cash, resulting from purchases of short-term marketable securities of $218.6 million and purchases of property and equipment of $10.8 million, partially offset by maturities of short-term marketable securities of $52.6 million.

During the year ended December 31, 2017, investing activities used $4.3 million of cash, resulting from purchases of short-term marketable securities of $49.0 million and purchases of property and equipment of $14.0 million, partially offset by maturities of short-term marketable securities of $58.7 million.

Financing Activities

During the year ended December 31, 2019, financing activities used $1.4 million of cash, resulting primarily from payment of debt obligation of $4.4 million, partially offset by proceeds from the exercise of stock options of $3.0 million.

During the year ended December 31, 2018, financing activities provided $216.6 million of cash, resulting from proceeds from issuance of redeemable convertible preferred stock, net of issuance costs of $216.7 million, and exercise of stock options and warrants of $10.8 million, net of repurchase of common stock of $7.5 million and payment of debt obligation of $3.3 million.

During the year ended December 31, 2017, financing activities provided $2.7 million of cash, resulting entirely from proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Long-term debt, including current portion	$3,300	$3,300	$-	$-	$-
Interest on long-term debt (1)	92	92	-	-	-
Operating leases (2)	216,271	24,013	73,746	43,995	74,518
Finance leases	197	58	114	25	-
Purchase obligations (3)	5,993	4,683	1,310	-	-
Total	$225,854	$32,146	$75,170	$44,020	$74,518

(1)

Amounts in the table reflect the contractually required interest payable pursuant to outstanding borrowings under the LSA. Interest payments in the table above were calculated using an interest rate of 6.6%, which was the interest rate applicable to borrowings under the LSA as of December 31, 2019.

(2)

This table includes contractual obligations relating to leases that have not yet commenced.  In addition, the operating lease amounts presented in this table represent cash payments that are not discounted to the present value.

(3)	Amounts in the table do not reflect a purchase obligation with a medical supply company entered into in January 2020 pursuant to which we are committed to spend an aggregate of $3.9 million.

The contractual commitment amounts in the table and footnotes above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table or footnotes above.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in greater detail in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue for the years ended December 31, 2017 and 2018 and the year ended December 31, 2018 is presented under Accounting Standards Codification, or ASC, 605, Revenue Recognition. Under ASC 605, we recognized revenue when all of the following criteria were met: Persuasive evidence of an arrangement exists; the sales price is fixed or determinable; collection is reasonably assured; and services have been rendered.

Beginning January 1, 2019, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method applied to contracts which were not completed upon the adoption date. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps:

(i)	Identify the contract(s) with a customer;
(ii)	Identify the performance obligations in the contract;
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations in the contract; and
(v)	Recognize revenue as the entity satisfies a performance obligation.

The cumulative effect of initially adopting ASC 606 was immaterial and limited to direct and incremental costs to obtain revenue contracts. The key judgments applicable to revenue recognition under ASC 605 and ASC 606 are similar and are described below. Differences between ASC 605 and ASC 606 were limited to the deferral of incremental commission costs of acquiring a contract. Our policy under ASC 605 was to defer only direct and incremental costs to obtain a contract and amortize those costs over the length of the related contract, including enterprise sales contract renewals, which was generally twelve months. Under ASC 606, we capitalize commission fees related to contracts with customers when the associated revenue is expected to be earned over a period that exceeds one year. For these contracts with an expected duration greater than a year, we capitalize commission fees and amortize them over the period associated with the expected life of the customer.

Net Patient Service Revenue

Net patient service revenue is generated from providing primary care services pursuant to contracts with patients. We recognize revenue as services are rendered, which are delivered over a period of time but typically within one day, when we provide services to the patient. We receive payments for services from third-party payers as well as from patients who have health insurance where they may bear some cost of the service in the form of co-pays, coinsurance or deductibles. In addition, patients who do not have health insurance are required to pay for their services in full. Providing medical services to patients represents our performance obligation under these contracts, and accordingly, the transaction price is allocated entirely to one performance obligation.

Net patient service revenue is reported net of provisions for contractual allowances from third-party payers and patients. We have certain agreements with third-party payers that provide for reimbursement at amounts different from our standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at net patient service revenue. We estimate implicit price concessions related to self-pay balances as part of estimating the original transaction price, which is based on historical experience and other collection indicators.

Partnership Revenue

Partnership revenue is generated from (i) contracts with employers to provide professional clinical services to employee members at the Company’s on-site clinics, (ii) capitation payments from IPAs to provide professional clinical services to covered participants, and (iii) contracts with health systems as health network partners beginning in 2019. Our performance obligation under the various partnership arrangements is the same—to stand ready to provide professional clinical services and the associated management and administrative services. As the services are provided concurrently over the contract term and have the same pattern of transfer, we have concluded that this represents one performance obligation comprising of a series of distinct services over the contract term.

While we can receive either fixed or variable fees from our enterprise clients (i.e., stated fee per employee per month), we generally receive variable fees from IPAs and health networks on a stated fee per member per month basis, based on the number of members (or participants) serviced. We recognize revenue as we satisfy our performance obligation. For fixed-fee agreements, we use a time-based measure to recognize revenue ratably over the contract term. For variable-fee agreements, we allocate the per member per month variable consideration to the month that the fee is earned, correlating with the amount of services it is providing, which is consistent with the allocation objective of the series guidance.

From time to time, we may provide discounts and rebates to the customer. We estimate the variable consideration subject to the constraint and recognize such variable consideration over the contract term.

Membership Revenue

Membership revenue is generated from annual membership fees paid by consumer members and from enterprise clients who purchase access to memberships for their employees and dependents. The terms of service on our website serve as our contract with consumer members. We enter into written contracts with enterprise clients. The transaction price for contracts with enterprise clients is determined on a per employee per month basis, based on the number of employees eligible for membership during the contract period. The transaction price for the contract is fixed at the commencement of the contract, is stated in the contract and is generally collected in advance of the commencement of the contract term. We may provide numerous services under the agreements; however, these services are not considered individually distinct as they are not separately identifiable in the context of the agreement. As a result, our single performance obligation in the transaction constitutes a series for the provision of membership and services as and when requested over the membership term. The transaction price relates specifically to our efforts to transfer the services for a distinct increment of the series. Accordingly, the transaction price is allocated entirely to the one performance obligation. Membership revenue is recognized ratably over the contract period with the individual member or enterprise client. Unrecognized but collected amounts are recorded as deferred revenue and amortized over the remainder of the applicable membership period.

Deferred Revenue

We record a contract liability, or deferred revenue, when we have an obligation to provide service to the member or enterprise client and payment is received or due in advance of our performance.

Stock-Based Compensation

We measure stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock option awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including fair value of the underlying common stock, the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized; and the resulting change in fair value, if any, is recognized in our statement of operations and comprehensive loss during the period the related services are rendered. These inputs are subjective and generally require significant analysis and judgment to develop. We continue to use judgment in evaluating the expected volatility and expected term utilized in our stock-based compensation expense calculation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates of expected volatility and expected term, which could materially impact our future stock-based compensation expense.

Expected Term. We determine the expected term of awards which contain service-only vesting conditions using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term.

Expected Volatility. We use an average historical stock price volatility of a peer group of comparable publicly traded healthcare companies representative of our expected future stock price volatility, as we do not have any trading history for our common stock. For purposes of identifying these peer companies, we consider the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, we measure historical volatility over a period equivalent to the expected term.

Expected Dividend Rate. We have not paid and do not anticipate paying any dividends in the foreseeable future. Accordingly, we estimate the dividend yield to be zero.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturities similar to the expected term of the award.

Prior to the adoption of ASC 2018-07, Improvements to Nonemployee Share-Based Accounting, on January 1, 2019, for stock-based awards granted to consultants and non-employees, we recognized compensation expense over the period during which services were rendered by such non-employees and consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option pricing model. After the adoption of ASC 2018-07, for stock-based awards granted to consultants and non-employees, we measure stock-based awards based on their fair value on the date of grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.

Consolidation of Variable Interest Entities

GAAP requires variable interest entities, or VIEs, to be consolidated if an entity’s interest in the VIE is a controlling financial interest. Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impacts the VIEs economic performance and (ii) the obligations to absorb losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

We perform ongoing reassessments of whether changes in the facts and circumstances regarding our involvement with a VIE would cause our consolidation conclusion to change. The consolidation status of the VIEs with which we are involved may change as a result of such reassessments. Changes in consolidation status are applied in accordance with applicable GAAP. Please see Note 3, “Variable Interest Entities” to our consolidated financial statements.

Valuation of Redeemable Convertible Preferred Stock Warrant Liability

Prior to our initial public offering in January 2020, we classified our redeemable convertible preferred stock warrants as a liability on our consolidated balance sheets. We remeasured the redeemable convertible preferred stock warrant liability to fair value at each reporting date and recognized changes in the fair value of the redeemable convertible preferred stock warrant liability as a component of other income (expense), net in our consolidated statements of operations.

Upon the closing of our initial public offering, the warrants to purchase shares of redeemable convertible preferred stock became exercisable for shares of common stock, at which time we adjusted the redeemable convertible preferred stock warrant liability to fair value prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of our initial public offering, the warrants will no longer be subject to fair value accounting.

Off-Balance Sheet Arrangements

We did not have during the periods presented any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earlier to occur of (1) (a) December 31, 2025, (b) the last day of the fiscal year in which our annual gross revenue is $1.07 billion or more, or (c) the date on which we are deemed to be a “large-accelerated filer,” under the rules of the SEC, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $27.4 million and $36.7 million as of December 31, 2019 and 2018, respectively, held primarily in money market funds for working capital purposes.

We had short-term marketable securities of $119.1 million and $193.9 million as of December 31, 2019 and 2018, respectively, consisting of corporate bonds and commercial paper, and U.S. Treasury bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

In January 2013, we entered into the LSA with Silicon Valley Bank. As of December 31, 2019, the outstanding amount under this loan agreement was $3.3 million. The interest rate of the LSA is the greater of prime plus 1.81% or 5.56%, and it matures September 1, 2020.

Our cash and cash equivalents, short-term marketable securities and debt are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value negatively impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data.

All information required by this item is included in Item 15 of this annual report on Form 10-K and is incorporated in this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, discussed below, our disclosure controls and procedures were not effective as of December 31, 2019.

Material Weaknesses on Internal Control over Financial Reporting

In connection with the audit of our 2018 and 2019 financial statements, we identified material weaknesses in our internal controls over financial reporting resulting from an ineffective risk assessment process, which led to improperly designed controls. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, as a result of the ineffective risk assessment, we identified the following material weaknesses as we did not effectively design, implement, and maintain:

(i) adequate controls over the accounting for significant and unusual transactions;

(ii) adequate controls to address segregation of duties, including assessment of incompatible duties, identification of instances where those incompatible duties were assigned to an individual, and addressing conflicts on a timely basis; and

(iii) adequate information technology general controls over certain systems that support the Company’s financial reporting processes, specifically in the areas of program change management controls to ensure program and data changes are identified, tested, authorized, and implemented appropriately; user access controls to ensure appropriate segregation of duties that adequately restrict user and privileged access to financial applications and data to appropriate company personnel; computer operations controls to ensure batch jobs and backups are monitored; and program development controls to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies when aggregated, could impact maintaining effective segregation of duties, as well as  the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.  Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.

Specifically, the material weakness related to significant and unusual transactions resulted in a prior restatement of previously issued financial statements related primarily to the original accounting for the consolidation of the PCs and subsequent allocation of losses to noncontrolling interest. The material weaknesses related to segregation of duties and information technology general controls did not result in any material misstatements of our financial statements or disclosures. Each of these material weaknesses could, however, result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Efforts on Previously Identified Material Weakness

During the fourth quarter of the year ended December 31, 2019, we implemented measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including the following:

(i) accounting for significant and unusual transactions - we increased the number of qualified accounting resources to appropriately account for significant and unusual transactions.

(ii) segregation of duties - we rationalized access and processes to improve segregation of duties, including the design and implementation of controls over the risk ranking and identification of segregation of duties conflicts, user access reviews including the removal of conflicting access where possible, and additional compensating controls to review underlying activities where conflicting access still existed.

(iii) information technology general controls - we have increased the number of IT compliance individuals to improve assessment and identification of appropriate information technology general controls.  We have designed and implemented controls related to user access reviews and review of Service Organization Control reports, which cover program change management and computer operations for many of the applications that we rely on for financial reporting.

We have continued executing remediation activities in fiscal year 2020. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or modify the remediation plans described above. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future.

Changes in Internal Control over Financial Reporting

As described above in the section “Remediation Efforts on Previously Identified Material Weakness,” we designed and implemented controls related to the remediation of identified material weaknesses.  There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Further, we and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2019 or 2018 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers and Directors

The following table sets forth certain information for our executive officers and directors as of December 31, 2019:

Name	Age	Position(s)
Executive Officers
Amir Dan Rubin	50	Chair, Chief Executive Officer and President
Bjorn B. Thaler	43	Chief Financial Officer
Andrew S. Diamond, M.D., Ph.D.*	49	Chief Medical Officer
Kimber D. Lockhart	33	Chief Technology Officer
Lisa A. Mango	52	General Counsel and Corporate Secretary
Non-Employee Directors
Paul R. Auvil(1)	56	Director
Mark S. Blumenkranz, M.D.(1)	68	Director
Bruce W. Dunlevie(3)**	63	Director
Kalen F. Holmes, Ph.D.(2)(3)	53	Director
David P. Kennedy(2)	49	Director
Freda Lewis-Hall, M.D.	64	Director
Robert R. Schmidt(2)(3)	37	Director
David B. Singer(1)	57	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee
*	Employee of One Medical Group, Inc., a consolidated One Medical PC. Dr. Diamond provides services to us pursuant to contractual arrangements with 1Life and One Medical Group, Inc.
**	Lead Independent Director

Executive Officers

Amir Dan Rubin has served as our Chief Executive Officer and President and as a member or Chair of our board of directors since August 2017. From January 2016 to August 2017, he served as an Executive Vice President at UnitedHealth Group, a publicly traded healthcare company. From January 2011 to January 2016, he served as President and Chief Executive Officer of Stanford Health Care, a private healthcare system associated with Stanford University. Mr. Rubin earned a B.A. in Economics with a minor in Business from the University of California, Berkeley, an M.H.S.A. in Health Services Administration from the University of Michigan, and an M.B.A. in Business Administration from the Ross School of Business at the University of Michigan. We believe that Mr. Rubin’s business expertise and his daily insight into corporate matters as our Chief Executive Officer and President qualify him to serve on our board of directors.

Bjorn B. Thaler has served as our Chief Financial Officer since April 2019. From November 2018 to March 2019, he was a Senior Vice President at CVS Health Corporation, a publicly traded retail pharmacy company. From September 2011 to November 2018, he was a Managing Director, and later a Vice President, at Aetna Inc., a managed healthcare company and now a subsidiary of CVS Health Corporation. Mr. Thaler earned a Master of Law at the University of Vienna, Faculty of Law, Austria, an International M.B.A. at the Darla Moore School of Business at the University of South Carolina and an International Master of Business from the Vienna University of Economics and Business, Austria.

Andrew S. Diamond, M.D., Ph.D., has served as the Chief Medical Officer since September 2019, and as the National Medical Director since July 2016, of One Medical Group, Inc., a consolidated One Medical PC. From September 2012 to July 2016, Dr. Diamond served as a physician and in various director roles at One Medical Group, Inc., including as Regional Medical Director, West. Dr. Diamond earned a B.S. in Biological Sciences from Stanford University and an M.D. and Ph.D. from the University of Colorado Health Sciences Center.

Kimber D. Lockhart has served as our Chief Technology Officer since March 2015. She previously served as our Vice President, Engineering from March 2014 to March 2015. From September 2009 to March 2014, Ms. Lockhart served in various roles at Box, Inc., a cloud content management and file sharing services company. Ms. Lockhart earned a B.S. in Computer Science from Stanford University.

Lisa A. Mango has served as our General Counsel since June 2018. She previously served as our Vice President and Assistant General Counsel from January 2016 to June 2018. From April 2004 to January 2016, she served as a Senior Director and Senior Corporate Counsel at Autodesk, Inc. a publicly traded software company. Ms. Mango earned a B.A. in Public Policy from Duke University and a J.D. from the University of Texas School of Law.

Non-Employee Directors

Paul R. Auvil has served as a member of our board of directors since September 2019. Since March 2007, Mr. Auvil has served as the Chief Financial Officer of Proofpoint, Inc., a provider of security-as-a-service solutions. From September 2006 to March 2007, Mr. Auvil was an entrepreneur-in-residence at Benchmark Capital, a venture capital firm. From 2002 to July 2006, he served as the Chief Financial Officer at VMware, Inc., a computing virtualization company. From 2007 to 2017, Mr. Auvil served on the board of directors of Quantum Corporation, a data storage company. From 2009 to 2010, Mr. Auvil served on the board of directors of OpenTV Corp., a provider of interactive television software and services. From 2009 to 2017, Mr. Auvil served on the board of directors of Marin Software, Inc., a cloud-based ad management platform company. Mr. Auvil earned an A.B. in Electrical Engineering from Dartmouth College and a Master of Management from the Kellogg Graduate School of Management at Northwestern University. We believe Mr. Auvil is qualified to serve on our board of directors because of his financial and accounting experience and his service on the boards of directors of several companies.

Mark S. Blumenkranz, M.D. has served as a member of our board of directors since November 2019. Since October 2015, Dr. Blumenkranz has served as the managing director of Lagunita Biosciences LLC, a healthcare investment company. Since September 2019, Dr. Blumenkranz has served as the chief executive officer of Kedalion Therapeutics Inc., an ophthalmic drug development company. From 1997 to August 2015, he served as the H.J. Smead Professor and Chairman of the Department of Ophthalmology at Stanford University School of Medicine and as the inaugural director of the Byers Eye Institute, a nationally-recognized eye care center. From January 2015 to August 2015, Dr. Blumenkranz served on the board of directors of Presbia PLC, a medical device company. From July 2006 to February 2017, Dr. Blumenkranz served on the board of directors of Adverum Biotechnologies Inc., a biotechnology company. He also serves on the board of directors of several private biotechnology and medical device companies. Dr. Blumenkranz earned an A.B. in Biology, an M.M.S. in Biochemical Pharmacology and an M.D. from Brown University. He received his surgical internship and ophthalmology residency training at the Stanford University School of Medicine and his fellowship training in vitreoretinal surgery at the Bascom Palmer Eye Institute at the University of Miami School of Medicine. We believe that Dr. Blumenkranz is qualified to serve as a member of our board of directors because of his experience as a director and founder of several biotechnology companies as well as his significant expertise in medical practice.

Bruce W. Dunlevie has served as a member of our board of directors since June 2007. He has been a General Partner of venture capital firm Benchmark Capital since its founding in May 1995. Mr. Dunlevie also serves on the board of directors of ServiceSource International, a publicly traded analytics company. From March 2008 to February 2017, he served on the board of directors of Marin Software, a publicly traded digital advertising company. He earned a B.A. in History from Rice University and an M.B.A. from Stanford University. We believe that Mr. Dunlevie is qualified to serve as a member of our board of directors because of his extensive experience in health care and technology and his service on publicly traded company boards.

Kalen F. Holmes, Ph.D., has served as a member of our board of directors since January 2017. From November 2009 to February 2013, Ms. Holmes served as Executive Vice President of Partner Resources at Starbucks Corporation, a publicly traded retail beverage company. Since December 2014 and August 2016, Ms. Holmes has served on the boards of directors of Zumiez Inc., a publicly traded clothing store, and Red Robin Gourmet Burgers, Inc., a publicly traded restaurant company, respectively. Ms. Holmes earned a B.A. in Psychology from the University of Texas and an M.A. and Ph.D. in Industrial and Organizational Psychology from the University of Houston. We believe that Ms. Holmes is qualified to serve as a member of our board of directors because of her public company management and board experience.

David P. Kennedy has served as a member of our board of directors since June 2007. Since 2007, Mr. Kennedy has served as a partner of Serent Capital, a venture capital firm. He has served on the boards of directors of several privately held companies. Mr. Kennedy earned a B.Comm. in Finance and an M.B.S. in International Marketing from University College Dublin and an M.A. in International Policy Studies and an M.B.A. from Stanford University. We believe that Mr. Kennedy is qualified to serve as a member of our board of directors because of his experience in healthcare investing.

Freda Lewis-Hall, M.D. has served as a member of our board of directors since November 2019. Since January 2019, Dr. Lewis-Hall has served as Chief Patient Officer and Executive Vice President of Pfizer Inc., a pharmaceutical company. From 2009 to January 2019, Dr. Lewis-Hall served as Pfizer’s Chief Medical Officer. Prior to joining Pfizer in 2009, Dr. Lewis-Hall held various senior leadership positions including Chief Medical Officer and Executive Vice President, Medicines Development at Vertex Pharmaceuticals, Inc., a biopharmaceutical company, from June 2008 to May 2009, and Senior Vice President, U.S. Pharmaceuticals, Medical Affairs for Bristol-Myers Squibb Co. from 2003 to May 2008. Since August 2017, Dr. Lewis-Hall has served on the board of directors of SpringWorks Therapeutics, Inc., a biopharmaceutical company. From December 2014 to May 2017, she served on the board of directors of Tenet Healthcare Corporation, a healthcare services company. Dr. Lewis-Hall earned a B.A. in Natural Sciences from Johns Hopkins University and an M.D. from Howard University College of Medicine. We believe that Dr. Lewis-Hall is qualified to serve on our board of directors based on her expertise and experience in the biopharmaceutical industry and her leadership experience as a senior executive at various biopharmaceutical companies.

Robert R. Schmidt has served as a member of our board of directors since August 2018. Since August 2011, Mr. Schmidt has served as a principal specializing in health care at The Carlyle Group Inc., or Carlyle, a private equity firm. Mr. Schmidt earned a B.S.C.E. in Finance and Management from the Wharton School at the University of Pennsylvania and an M.B.A. from Harvard Business School. We believe that Mr. Schmidt is qualified to serve as a member of our board of directors because of his extensive experience in healthcare investing.

David B. Singer has served as a member of our board of directors since September 2011. Since December 2004, Mr. Singer has held various positions at Maverick Capital, Ltd., an investment firm, including Managing Partner of Maverick Ventures since February 2015. From July 2013 to January 2017, Mr. Singer served as a health commissioner of the City of San Francisco and a member of the San Francisco General Hospital Joint Conference Committee. Since June 2010, Mr. Singer has served on the board of directors of Castlight Health, Inc., a publicly traded healthcare navigation company. From December 2006 to May 2013, he served on the board of directors of Pacific Biosciences of California, Inc. a publicly traded biotechnology company. Mr. Singer serves on the boards of several privately held healthcare companies. Mr. Singer earned a B.A. in History from Yale University and an M.B.A. from Stanford University. We believe Mr. Singer is qualified to serve on our board of directors because of his significant healthcare experience.

Family Relationships

There are no family relationships among any of the directors or executive officers.

Composition of Our Board of Directors

Certain members of our board of directors were elected pursuant to the provisions of a voting agreement, as amended, which terminated upon the closing of our initial public offering. Under the terms of this voting agreement, the stockholders who were party to the voting agreement agreed to vote their respective shares so as to elect: (1) one director designated by Benchmark Capital Partners V, L.P., currently Mr. Dunlevie; (2) one director designated by DAG Ventures IV-QP, L.P., currently Mr. Rubin; (3) one director designated by Oak Investment Partners XII, Limited Partnership, currently vacant; (4) one director designated by Maverick Capital, Ltd., currently Mr. Singer; (5) one director designated by GV 2013, L.P., currently vacant; (6) one director designated by Redmile Capital Offshore Fund II, Ltd., currently Ms. Holmes; (7) two directors designated by Carlyle Partners VII Holdings, L.P., or the Carlyle Investor, currently Mr. Schmidt with the other vacant; and (8) two directors designated by the holders of a majority of our common stock and preferred stock, each currently vacant. None of our stockholders have any special rights regarding the election or designation of members of our board of directors.

The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required. Our board of directors currently consists of nine directors. Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution approved by a majority of our board of directors. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•	the Class I directors are Messrs. Dunlevie, Kennedy and Singer and their terms will expire at the annual meeting of stockholders to be held in 2021;
•	the Class II directors are Messrs. Auvil and Blumenkranz and Ms. Holmes and their terms will expire at the annual meeting of stockholders to be held in 2022; and
•	the Class III directors are Dr. Lewis-Hall and Messrs. Rubin and Schmidt and their terms will expire at the annual meeting of stockholders to be held in 2023.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

Under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of our board of directors as a listed company within one year of the closing of our initial public offering.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Mses. Holmes and Lewis-Hall and Messrs. Auvil, Blumenkranz, Dunlevie, Kennedy, Schmidt and Singer do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Committees of our Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors are described below. Each committee of our board of directors has a written charter approved by our board of directors. Copies of each charter are posted in the Investor relations – Governance portion of our website at www.onemedical.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available or accessible through our website, and you should not consider it to be a part of this Annual Report. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Messrs. Auvil, Blumenkranz and Singer. Our board of directors has determined that each member of the audit committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our audit committee is Mr. Auvil. Our board of directors has determined that Mr. Auvil is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment.

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our audit committee include:

•	helping our board of directors oversee our corporate accounting and financial reporting processes;
•

managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;

•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•	reviewing our risk assessment and risk management processes;
•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•	reviewing related person transactions;
•

obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Ms. Holmes and Messrs. Kennedy and Schmidt. The chairperson of our compensation committee is Ms. Holmes. Our board of directors has determined that each member of the compensation committee is independent under the listing standards of Nasdaq, and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our compensation committee include:

•	reviewing and recommending to our board of directors the compensation of our chief executive officer and other executive officers;
•	reviewing and recommending to our board of directors the compensation of our directors;
•	administering our equity incentive plans and other benefit programs;
•

reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management; and

•	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Holmes and Messrs. Dunlevie and Schmidt. The chairperson of our nominating and corporate governance committee is Mr. Dunlevie. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the listing standards of Nasdaq.

•	Specific responsibilities of our nominating and corporate governance committee include:
•	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our board of directors;
•	considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors;
•	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters; and
•	overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at www.onemedical.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available or accessible through our website, and you should not consider it to be a part of this Annual Report.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.

We did not have a class of equity securities registered pursuant Section 12 of the Exchange Act during the fiscal year ended December 31, 2019, as our initial public offering was completed in February 2020. As a result, our executive officers and directors, and persons who own more than 10% of a registered class our common stock, were not subject to Section 16(a) during the fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2019 were:

•	Amir Dan Rubin, our Chair, Chief Executive Officer and President;
•	Bjorn B. Thaler, our Chief Financial Officer; and
•	Kimber D. Lockhart, our Chief Technology Officer.

Summary Compensation Table

The following table presents all of the compensation awarded to, earned by or paid to our named executive officers during the year ended December 31, 2019:

Name	Year	Salary		Bonus		Option Awards(1)		Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Amir Dan Rubin	2019	$600,000		$—		$12,717,394	(4)	$576,300	$26,487	$13,920,181
Chair, Chief Executive Officer and President
Bjorn B. Thaler(5)	2019	284,615	(6)	50,000	(7)	2,869,010	(4)	169,500	17,844	3,390,969
Chief Financial Officer
Kimber D. Lockhart	2019	332,804	(8)	—		1,432,953	(4)	204,030	18,930	1,988,717
Chief Technology Officer

(1)

The amounts reported in this column do not reflect dollar amounts actually received by the named executive officer. Instead, the amounts represent the aggregate grant date fair value of stock options granted to our named executive officers during 2019 under our 2017 Equity Incentive Plan, computed in accordance with ASC Topic 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the named executive officers upon the exercise of the stock options or any sale of the underlying shares of common stock.

(2)

Amounts reflect estimated cash performance-based bonuses payable by us to the named executive officers under our annual incentive plan for 2019, which were based upon the achievement of individual performance goals as well as the achievement of company and financial performance goals as approved by our compensation committee. Our 2019 company and financial performance goals consisted of revenue and adjusted EBITDA targets. Individual performance goals were established for certain of our executive officers other than our Chair, Chief Executive Officer and President. For 2019, we determined our named executive officers’ actual performance-based bonus based on attainment of these company and financial performance goals, which bonuses our compensation committee determined were appropriate given each named executive officer’s individual performance and/or responsibility for the overall direction and success of our business, as applicable. For 2019, our compensation committee determined that Mr. Rubin, Mr. Thaler and Ms. Lockhart were each entitled to 113% of their target bonuses.

(3)

Amounts represent medical insurance premiums paid by us on behalf of Mr. Rubin ($18,763), Mr. Thaler and Ms. Lockhart ($10,346), disability and life insurance premiums paid by us on behalf of each named executive officer, contributions by us to Mr. Rubin’s and Ms. Lockhart’s respective 401(k) plan accounts and reimbursements to Mr. Thaler for legal expenses incurred in the review of his offer letter.

(4)

Represents options to purchase shares of common stock granted in 2019. See “—Outstanding Equity Awards as of December 31, 2019.” Assumptions used in the calculation of these amounts in accordance with ASC Topic 718 are included in Note [16] to our consolidated financial statements included in this Annual Report.

(5)	Mr. Thaler joined our company in April 2019.
(6)	Amount reflects the prorated amount of Mr. Thaler’s annual salary for the year ended December 31, 2019.
(7)	Represents a one-time signing bonus.
(8)	Reflects Ms. Lockhart’s 2019 annual base salary of $360,000 adjusted for personal leave taken during 2019.

Outstanding Equity Awards as of December 31, 2019

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2019.

				Option Awards
Name	Grant Date(1)		Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Amir Dan Rubin	09/14/17	(2)	08/07/17	3,471,999	4,239,461	4.01	09/13/27
	09/14/17	(3)	08/17/17	—	1,589,798	4.01	09/13/27
	11/21/19	(4)	09/07/22	—	2,307,000	11.56	11/20/29
Bjorn B. Thaler	05/10/19	(5)	04/01/19	—	500,000	7.93	05/09/29
	09/19/19	(2)	09/19/19	—	200,000	11.47	09/18/29
Kimber D. Lockhart	03/22/14		03/19/14	39,331	—	2.68	03/21/24
	05/07/15		03/01/15	225,000	—	4.37	05/06/25
	10/01/15		10/01/15	200,000	—	4.37	09/30/25
	02/15/18	(6)	02/15/18	114,583	135,417	4.36	02/14/28
	11/21/19	(6)	11/21/19	5,807	272,932	11.56	11/20/29

(1)

The unvested shares underlying the options set forth below are subject to accelerated vesting as described in “—Employment Arrangements—Amir Dan Rubin,” with respect to the options held by Mr. Rubin, and “—Employment Arrangements—Executive Severance and Change in Control Plan,” with respect to the options held by Mr. Thaler and Ms. Lockhart.

(2)

1/5th of the shares underlying this option vested on the first anniversary of the vesting commencement date; and 1/60th of the shares vest monthly thereafter over the following four years, subject to the named executive officer’s continued service with us.

(3)	The shares underlying this option vested in full upon the execution of the underwriting agreement for our initial public offering.
(4)

63% of the shares underlying this option will vest ratably on a monthly basis from the vesting commencement date through August 2023; 25% of the shares underlying this option will vest ratably on a monthly basis from September 2023 to August 2024; and the remaining 12% of the shares underlying this option will vest ratably on a monthly basis from September 2024 to August 2025.

(5)

1/4th of the shares underlying this option will vest on the first anniversary of the vesting commencement date; and 1/48th of the shares vest monthly thereafter over the following three years, subject to the named executive officer’s continued service with us.

(6)	1/48th of the shares underlying this option vest monthly measured from the vesting commencement date, subject to the named executive officer’s continued service with us.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. As an emerging growth company, we will be exempt from certain requirements related to executive compensation, including, but not limited to, the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Pension Benefits

Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during the year ended December 31, 2019. Our board of directors may elect to provide our officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2019.

Annual Incentive Plan

Our board of directors has adopted the 1Life Healthcare, Inc. Executive Annual Bonus Plan, or the Bonus Plan, under which our executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined financial and company performance goals as well as individual performance goals and to reward our executives for achievement toward these goals. The performance-based bonus level each executive officer is eligible to receive is determined by our Chief Executive Officer and President and approved by our compensation committee (with our Chief Executive Officer and President’s bonus determined and approved by our compensation committee) and is generally based on the extent to which we achieve the company and financial performance goals and each eligible executive officer achieves individual performance goals. For eligible consultants employed by the One Medical PCs, including Dr. Diamond, the performance-based bonus level is based only on achievement of individual metrics relating to physician services. Our Chief Executive Officer and President determines the specific company and/or individual performance goals for each eligible executive officer, including eligible consultants, subject to approval by our compensation committee (with our Chief Executive Officer and President’s individual performance goals, if any, determined and approved by our compensation committee).

Annually, our compensation committee or board of directors determines the achievement levels of the company and financial performance goals or individual metrics and the actual bonus payout to be awarded to each of our eligible executive officers. Our Chief Executive Officer and President determines the achievement levels of individual performance goals for eligible executive officers, and our compensation committee determines the achievement levels of individual performance goals for our Chief Executive Officer and President.

Employment Arrangements

The employment agreements and offer letters with our named executive officers generally provide for at-will employment and set forth the executive officer’s initial base salary, eligibility for employee benefits and confirmation of the terms of previously issued equity grants, and for our Chair, Chief Executive Officer and President, severance benefits on a qualifying termination of employment or resignation. In addition, each of our named executive officers has executed our standard confidential information and invention assignment agreement. The key terms of these agreements are described below.

Amir Dan Rubin

In June 2017, we entered into, and in January 2020, we amended, an employment agreement with Amir Dan Rubin, our Chair, Chief Executive Officer and President. The employment agreement provides for an annual base salary of $600,000 and a signing bonus of $250,000, which was paid in a lump sum in September 2017. In September 2017, pursuant to the employment agreement, we granted Mr. Rubin (i) an option to purchase 7,948,990 shares of common stock with an exercise price of $4.01 per share, of which 20% of the shares vested in June 2018 and the remainder will vest monthly in 60 equal monthly installments thereafter; (ii) an option to purchase 1,589,798 shares of common stock with an exercise price of $4.01 per share, which option vested in full upon the execution of the underwriting agreement for our initial public offering; and (iii) an option to purchase 249,377 shares of common stock with an exercise price of $4.01 per share, which option fully vested on the date of grant and was exercised in full as of December 31, 2019. In November 2019, we granted Mr. Rubin an option to purchase 2,307,000 shares of common stock with an exercise price of $11.56 per share. 63% of the shares underlying this option will vest ratably on a monthly basis from the vesting commencement date through August 2023; 25% of the shares underlying this option will vest ratably on a monthly basis from September 2023 to August 2024; and the remaining 12% of the shares underlying this option will vest ratably on a monthly basis from September 2024 to August 2025.

If we terminate Mr. Rubin without cause or he resigns for good reason, at any time other than three months prior to or twelve months following a change in control, then, subject to Mr. Rubin executing and not revoking a general release of all claims, he will be entitled to (i) a lump sum payment equal to 12 months of his annual base salary, (ii) continuation of health insurance coverage under COBRA for up to 12 months following termination or resignation and (iii) acceleration of time-based vesting equity awards that would have vested and become exercisable if Mr. Rubin had completed an additional 12 months of employment following his resignation date.

In addition, if we terminate Mr. Rubin without cause or he resigns for good reason on or within three months prior to or 12 months following a change in control, then, subject to Mr. Rubin executing and not revoking a general release of all claims, he will be entitled to (i) a lump sum payment equal to 24 months of his annual base salary, (ii) a lump sum payment equal to his full performance-based bonus at his target achievement level for the applicable year under the Bonus Plan, (iii) continuation of health insurance coverage under COBRA for up to 24 months following termination or resignation and (iv) acceleration of all equity awards outstanding on the resignation or termination date.

Bjorn B. Thaler

In February 2019, we entered into an offer letter with Bjorn B. Thaler, our Chief Financial Officer. The offer letter provides for an annual base salary of $400,000 and a signing bonus of $50,000, which was paid in a lump sum in March 2019. If we terminate Mr. Thaler with cause or he resigns without good reason before the first anniversary of his hire date, the signing bonus will be repaid to us on a pro-rated basis. In May 2019, pursuant to the offer letter, we granted Mr. Thaler an option to purchase 500,000 shares of common stock with an exercise price of $7.93 per share, of which 25% of the shares vest in April 2020 and the remainder will vest monthly in 48 equal monthly installments thereafter. In September 2019, we granted Mr. Thaler an option to purchase 200,000 shares of common stock with an exercise price of $11.47, of which 20% of the shares vest in September 2020 and the remainder will vest monthly in 60 equal monthly installments thereafter. We also reimbursed legal expenses incurred by Mr. Thaler in connection with review of his offer letter.

Kimber D. Lockhart

In March 2014, we entered into an offer letter with Kimber D. Lockhart as our Vice President, Engineering. The offer letter originally provided for an annual base salary of $245,000, which has been increased from time to time by our board of directors, including after Ms. Lockhart’s promotion to Chief Technology Officer. In 2019, Ms. Lockhart’s annual base salary was $360,000. In May 2014, pursuant to the offer letter, we granted Ms. Lockhart an option to purchase 75,000 shares of common stock with an exercise price of $2.68 per share, which option was fully vested as of December 31, 2018. In November 2019, we granted Ms. Lockhart an option to purchase 278,739 shares of common stock with an exercise price of $11.56, which option vests monthly in 48 equal monthly installments from November 2019.

Executive Severance and Change in Control Plan

In January 2020, our board of directors adopted an Executive Severance and Change in Control Plan that provides severance benefits to each of our executive officers, including our named executive officers, other than Mr. Rubin, our Chair, Chief Executive Officer and President. Mr. Rubin’s severance and change in control benefits are set forth in his employment agreement and described under “—Employment Arrangements—Amir Dan Rubin.” The benefits provided under the Executive Severance and Change in Control Plan supersede any similar severance benefits described in a participant’s offer letter or employment agreement.

Upon an involuntary termination without cause or resignation for good reason, participants in our Executive Severance and Change in Control Plan will be entitled to receive (i) a cash payment equal to twelve months base salary and (ii) continuation of health insurance under COBRA for up to twelve months following the resignation or termination date. In addition, upon an involuntary termination without cause or resignation for good reason in connection with or within twelve months following a change in control, participants will be entitled to (i) receive a cash payment equal to twelve months base salary, (ii) receive a cash payment for the participant’s full performance-based bonus at the participant’s target achievement level for the applicable year under the Bonus Plan, (iii) continuation of health insurance under COBRA for up to twelve months following the resignation or termination date, and (iv) acceleration of all time-based vesting equity awards outstanding on the resignation or termination date. All such severance benefits are subject to the participant signing a general release of all known and unknown claims in substantially the form provided in the Executive Severance and Change in Control Plan.

Employee Benefit and Stock Plans

2020 Equity Incentive Plan

Our board of directors adopted the 2020 Equity Incentive Plan, or the 2020 Plan, in September 2019, and our stockholders approved the 2020 Plan in January 2020. The 2020 Plan became effective upon the execution of the underwriting agreement for our initial public offering. The 2020 Plan is the successor to our 2017 Equity Incentive Plan, or the 2017 Plan, which is described below.

Types of Awards. Our 2020 Plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other awards, or collectively, awards. ISOs may be granted only to our employees, including our officers, and the employees of our affiliates. All other awards may be granted to our employees, including our officers, our non-employee directors and consultants and the employees and consultants of our affiliates.

Authorized Shares. The maximum number of shares of common stock that may be issued under our 2020 Plan will not exceed 45,112,387 shares, which is the sum of (1) 16,000,000 new shares, plus (2) an additional number of shares not to exceed 29,112,387 shares consisting of (A) any shares reserved and available for issuance pursuant to the grant of new awards under our 2017 Plan upon the effectiveness of the 2020 Plan, and (B) any shares subject to stock options or other awards granted under our 2017 Plan or our 2007 Equity Incentive Plan that, on or after the effective date of the 2020 Plan, terminate or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time expire or terminate for any reason, are forfeited or are repurchased by us after the effectiveness of the 2020 Plan. The number of shares of common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021, and continuing through and including January 1, 2030, by 4% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by our board prior to the applicable January 1st. The maximum number of shares that may be issued upon the exercise of ISOs under our 2020 Plan is three times the share reserve, or 135,337,161 shares.

Shares issued under our 2020 Plan are authorized but unissued or reacquired shares of common stock. Shares subject to awards granted under our 2020 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under our 2020 Plan. Additionally, shares issued pursuant to awards under our 2020 Plan that we repurchase or that are forfeited, as well as shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award, will become available for future grant under our 2020 Plan.

Plan Administration. Our board, or a duly authorized committee of our board, may administer our 2020 Plan. Our board has delegated concurrent authority to administer our 2020 Plan to the compensation committee under the terms of the compensation committee’s charter. We sometimes refer to the board, or the applicable committee with the power to administer our equity incentive plans, as the administrator. The administrator may also delegate to one or more of our officers the authority to (1) designate employees (other than officers) to receive specified awards, and (2) determine the number of shares subject to such awards.

The administrator has the authority to determine the terms of awards, including recipients, the exercise, purchase or strike price of awards, if any, the number of shares subject to each award, the fair market value of a share of common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, and the form of consideration, if any, payable upon exercise or settlement of the award and the terms of the award agreements for use under our 2020 Plan.

In addition, subject to the terms of the 2020 Plan, the administrator also has the power to modify outstanding awards under our 2020 Plan, including the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any materially adversely affected participant.

Stock Options. ISOs and NSOs are granted pursuant to stock option agreements adopted by the administrator. The administrator determines the exercise price for a stock option, within the terms and conditions of the 2020 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of common stock on the date of grant. Options granted under the 2020 Plan vest at the rate specified by the administrator.

The administrator determines the term of stock options granted under the 2020 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that either an exercise of the option or an immediate sale of shares acquired upon exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, and (5) other legal consideration approved by the administrator.

Options may not be transferred to third-party financial institutions for value. Unless the administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.

Tax Limitations on ISOs. The aggregate fair market value, determined at the time of grant, of common stock with respect to ISOs that are exercisable for the first time by an option holder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will be treated as NSOs. No ISOs may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our parent or subsidiary corporations, unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (2) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Awards. Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the administrator. Restricted stock awards may be granted in consideration for cash, check, bank draft or money order, services rendered to us or our affiliates, or any other form of legal consideration. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the administrator. Except as otherwise provided in the applicable award agreement, restricted stock awards that have not vested may be forfeited or repurchased by us upon the participant’s cessation of continuous service for any reason.

Restricted Stock Unit Awards. Restricted stock unit awards are granted pursuant to restricted stock unit award agreements adopted by the administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Stock Appreciation Rights. Stock appreciation rights are granted pursuant to stock appreciation right grant agreements adopted by the administrator. The administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (1) the excess of the per share fair market value of common stock on the date of exercise over the strike price, multiplied by (2) the number of shares of common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2020 Plan vests at the rate specified in the stock appreciation right agreement as determined by the administrator.

The administrator determines the term of stock appreciation rights granted under the 2020 Plan, up to a maximum of ten years. Unless the terms of a participant’s stock appreciation right agreement provide otherwise, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. The stock appreciation right term may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards. Our 2020 Plan permits the grant of performance-based stock and cash awards. The compensation committee can structure such awards so that the stock or cash will be issued or paid pursuant to such award only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, the common stock.

The performance goals may be based on any measure of performance selected by the board of directors. The compensation committee may establish performance goals on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the goals are established, the compensation committee will appropriately make adjustments in the method of calculating the attainment of the performance goals as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (9) to exclude the effects of stock-based compensation and the award of bonuses under our bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles and (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles.

Other Awards. The administrator may grant other awards based in whole or in part by reference to common stock. The administrator will set the number of shares under the award and all other terms and conditions of such awards.

Changes to Capital Structure. In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split, or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2020 Plan; (2) the class and maximum number of shares by which the share reserve may increase automatically each year; (3) the class and maximum number of shares that may be issued upon the exercise of ISOs and (4) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding awards.

Corporate Transactions. The following applies to stock awards under the 2020 Plan in the event of a corporate transaction (as defined in the 2020 Plan), unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the plan administrator at the time of grant.

In the event of a corporate transactions, the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•	arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;
•	arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;
•

accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction; arrange for the lapse of any reacquisition or repurchase right held by us;

•	cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as our board of directors may deem appropriate; or
•

make a payment equal to the excess of (A) the value of the property the participant would have received upon exercise of the stock award over (B) the exercise price otherwise payable in connection with the stock award.

Our plan administrator is not obligated to treat all stock awards, even those that are of the same type, in the same manner.

Under the 2020 Plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of our consolidated assets, (2) a sale or other disposition of at least 50% of our outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

In the event of a change in control, as defined under our 2020 Plan, awards granted under our 2020 Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement.

Transferability. A participant may not transfer awards under our 2020 Plan other than by will, the laws of descent and distribution or as otherwise provided under our 2020 Plan.

Plan Amendment or Termination. Our board has the authority to amend, suspend or terminate our 2020 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. No ISOs may be granted after the tenth anniversary of the date our board adopted our 2020 Plan. No awards may be granted under our 2020 Plan while it is suspended or after it is terminated.

2017 Equity Incentive Plan

Our board and stockholders adopted the 2017 Plan in February 2017. The 2017 Plan is the successor to and continuation of our 2007 Equity Incentive Plan. The 2017 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other awards to our employees, directors and consultants or our affiliates. ISOs may be granted only to our employees or employees of our affiliates.

The 2017 Plan was terminated on the date the 2020 Plan became effective. However, any outstanding awards granted under the 2017 Plan remain outstanding, subject to the terms of our 2017 Plan and award agreements, until such outstanding options are exercised or until any awards terminate or expire by their terms.

Plan Administration. Our board or a duly authorized committee of our board administers our 2017 Plan and the awards granted under it. Our board has delegated concurrent authority to administer our 2017 Plan to the compensation committee under the terms of the compensation committee’s charter. The administrator has the power to modify outstanding awards under our 2017 Plan. The administrator has the authority to reprice any outstanding option with the consent of any adversely affected participant.

Corporate Transactions. Our 2017 Plan provides that in the event of certain specified significant corporate transactions, as defined under our 2017 Plan, our board may (1) arrange for the assumption, continuation or substitution of an award by a successor corporation, or the acquiring corporation’s parent company; (2) arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation, or the acquiring corporation’s parent company; (3) accelerate the vesting, in whole or in part, of the award and provide for its termination prior to the transaction if not exercised prior to the effective time of the corporate transaction; (4) arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us; (5) cancel or arrange for the cancellation of the award prior to the transaction in exchange for a cash payment, if any, determined by the board; or (6) make a payment in such form as determined by the board of directors equal to the excess, if any, of the value of the property the participant would have received upon exercise of the awards prior to the transaction over any exercise price payable by the participant in connection with the exercise. The administrator is not obligated to treat all awards or portions of awards, even those that are of the same type, in the same manner.

In the event of a change in control, as defined under our 2017 Plan, awards granted under our 2017 Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement.

Transferability. Our board may impose limitations on the transferability of ISOs, NSOs and stock appreciation rights as the board will determine. Absent such limitations, a participant may not transfer awards under our 2017 Plan other than by will, the laws of descent and distribution or as otherwise provided under our 2017 Plan.

2007 Equity Incentive Plan

Our board of directors adopted the 2007 Equity Incentive Plan, or the 2007 Plan, in April 2007, and our stockholders adopted the 2007 Plan in May 2007. The 2007 Plan provided for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards and restricted stock unit awards, to our employees, directors and consultants or our affiliates. ISOs may be granted only to our employees or employees of our affiliates.

The 2007 Plan was terminated in April 2017. However, any outstanding awards granted under the 2007 Plan remain outstanding, subject to the terms of our 2007 Plan and award agreements, until such outstanding options are exercised or until any awards terminate or expire by their terms.

Plan Administration. Our board or a duly authorized committee of our board administers our 2007 Plan and the awards granted under it. Our board has delegated concurrent authority to administer our 2007 Plan to the compensation committee under the terms of the compensation committee’s charter. The administrator has the power to modify outstanding awards under our 2007 Plan. The administrator has the authority to reprice any outstanding option with the consent of any adversely affected participant.

Corporate Transactions. Our 2007 Plan provides that in the event of certain specified significant corporate transactions, as defined under our 2007 Plan, our board may (1) arrange for the assumption, continuation or substitution of an award by a successor corporation, or the acquiring corporation’s parent company; (2) arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation, or the acquiring corporation’s parent company; (3) provide for an award to terminate prior to the transaction if not exercised prior to the effective time of the corporate transaction; or (4) make a payment in such form as determined by the board of directors equal to the excess if any, of the value of the property the participant would have received upon exercise of the awards prior to the transaction over any exercise price payable by the participant in connection with the exercise. The administrator is not obligated to treat all awards or portions of awards, even those that are of the same type, in the same manner.

In the event of a change in control, as defined under our 2007 Plan, awards granted under our 2007 Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement.

Transferability. Our board may impose limitations on the transferability of ISOs, NSOs and stock appreciation rights as the board will determine. Absent such limitations, a participant may not transfer awards under our 2007 Plan other than by will, the laws of descent and distribution or as otherwise provided under our 2007 Plan.

2020 Employee Stock Purchase Plan

Our board of directors adopted our 2020 Employee Stock Purchase Plan, or the ESPP, in September 2019, and our stockholders adopted the ESPP in January 2020. The ESPP became effective upon the execution of the underwriting agreement for our initial public offering. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. The ESPP includes two components. One component is designed to allow eligible U.S. employees of 1Life to purchase common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. In addition, purchase rights may be granted under a component that does not qualify for such favorable tax treatment when necessary or appropriate to permit participation by eligible employees of 1Life who are foreign nationals or employed outside of the United States while complying with applicable foreign laws.

Authorized Shares. The maximum aggregate number of shares of common stock that may be issued under our ESPP is 2,800,000 shares. The number of shares of common stock reserved for issuance under our ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2021 and continuing through and including January 1, 2030, by the lesser of (1) 1.5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, (2) 2,800,000 shares, and (3) a number of shares determined by our board. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP.

Plan Administration. Our board, or a duly authorized committee thereof, will administer our ESPP. Our board has delegated concurrent authority to administer our ESPP to the compensation committee under the terms of the compensation committee’s charter. The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of common stock on specified dates during such offerings. Under the ESPP, we may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of common stock will be purchased for eligible employees of 1Life participating in the offering. An offering under the ESPP may be terminated under certain circumstances.

Payroll Deductions. Generally, all regular employees, including executive officers, employed by 1Life or by any of its designated affiliates, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings (as defined in the ESPP) for the purchase of common stock under the ESPP. Employees of the One Medical PCs, professional corporations affiliated with 1Life through the ASAs, are not eligible to participate in the ESPP due to regulatory restrictions. Unless otherwise determined by our board, common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first date of an offering or (b) 85% of the fair market value of a share of common stock on the date of purchase.

Limitations. Our employees, including executive officers, or any of our designated affiliates may have to satisfy one or more of the following service requirements before participating in our ESPP, as determined by the administrator: (1) customary employment with us or one of our affiliates for more than 20 hours per week and more than five months per calendar year, or (2) continuous employment with us or one of our affiliates for a minimum period of time, not to exceed two years, prior to the first date of an offering. An employee may not be granted rights to purchase stock under our ESPP if such employee (1) immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of common stock, or (2) holds rights to purchase stock under our ESPP that would accrue at a rate that exceeds $25,000 worth of our stock for each calendar year that the rights remain outstanding.

Changes to Capital Structure. In the event that there occurs a change in our capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or similar transaction, the board of directors will make appropriate adjustments to (1) the number of shares reserved under the ESPP, (2) the maximum number of shares by which the share reserve may increase automatically each year, (3) the number of shares and purchase price of all outstanding purchase rights and (4) the number of shares that are subject to purchase limits under ongoing offerings.

Corporate Transactions. In the event of certain corporate transactions, as defined in the ESPP, any then-outstanding rights to purchase our stock under the ESPP may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of common stock within 10 business days prior to such corporate transaction, and such purchase rights will terminate immediately.

ESPP Amendment or Termination. Our board has the authority to amend or terminate our ESPP, provided that except in certain circumstances such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We will obtain stockholder approval of any amendment to our ESPP as required by applicable law or listing requirements.

Health and Welfare Benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We pay the premiums for the life, disability and accidental death and dismemberment insurance for all of our employees, including our named executive officers. We generally do not provide perquisites or personal benefits to our named executive officers.

401(k) Plan

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The 401(k) plan is intended to qualify as a tax-qualified plan under the Internal Revenue Code. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. For the year ended December 31, 2019, we provided matching contributions under our 401(k) Plan representing 50% of participant contributions up to 5% of eligible compensation.

Limitations of Liability and Indemnification Matters

Our amended and restated certificate of incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to the corporation or its stockholders;
•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•	any transaction from which the director derived an improper personal benefit.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our amended and restated certificate of incorporation authorizes us to indemnify our directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in connection with any action, proceeding or investigation. We believe that these amended and restated certificate of incorporation and amended and restated bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy. Prior to the end of the 180th day after the date of execution of the underwriting agreement for our initial public offering (subject to potential early release or termination without notice), the sale of any shares under such plan would be subject to the lock-up agreement that the director or executive officer has entered into with J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC on behalf of the underwriters.

Non-Employee Director Compensation

We provide cash and/or equity-based compensation to our non-employee directors who are not affiliated with our large investors for the time and effort necessary to serve as a member of our board of directors through a non-employee director compensation policy, as described below. In 2019, unless otherwise noted, each of these non-employee directors received an annual cash retainer of $60,000, paid in equal quarterly installments in arrears, pro-rated for any partial quarters of service. In addition, all of our independent directors are entitled to reimbursement of direct expenses incurred in connection with attending meetings of the board or committees thereof.

The following table sets forth information regarding the compensation earned for service on our board of directors during the year ended December 31, 2019. Amir Dan Rubin, our Chief Executive Officer and President, is also the Chair of our board of directors, but did not receive any additional compensation for his service as a director. Mr. Rubin’s compensation as an executive officer is set forth in “Item 11. Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash		Option Awards(1)(2)		Total
Paul R. Auvil(3)	$15,000		$53,953	(4)	68,953
Mark S. Blumenkranz, M.D.(5)	3,333		53,766	(6)	57,099
Brian Bouma(7)	45,000		—		45,000
Bruce W. Dunlevie	—		—		—
Kalen F. Holmes, Ph.D.	60,000		117,537	(4)	177,537
David P. Kennedy	10,000	(8)	53,953	(4)	63,953
Freda Lewis-Hall, M.D.(5)	3,333		53,766	(6)	57,099
Robert R. Schmidt	—		—		—
David B. Singer	—		—		—

(1)

The amounts reported in this column do not reflect dollar amounts actually received by the non-employee director. Instead, the amounts reflect the aggregate grant date fair value of the stock options granted to the non-employee directors during 2019 under our 2017 Equity Incentive Plan, computed in accordance with ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the non-employee directors upon the exercise of the stock options or any sale of the underlying shares of common stock.

(2)	The table below sets forth the aggregate number of shares subject to outstanding stock options beneficially owned by each of our non-employee directors as of December 31, 2019:

Name	Number of Shares Underlying Outstanding Options as of December 31, 2019
Paul R. Auvil	10,462
Mark S. Blumenkranz, M.D.	10,381
Kalen F. Holmes, Ph.D.	55,994
David P. Kennedy	10,462
Freda Lewis-Hall, M.D.	10,381

(3)	Mr. Auvil became a member of our board of directors in September 2019.
(4)

In September 2019, we granted Mr. Auvil and Mr. Kennedy options to purchase 10,462 shares of common stock and Ms. Holmes options to purchase 24,079 shares of common stock, each with an exercise price of $11.47 per share. 1/4th of the shares underlying each option vest on the first anniversary of the vesting commencement date; and 1/48th of the shares vest monthly thereafter over the following three years. Assumptions used in the calculation of these amounts in accordance with ASC Topic 718 are included in Note 16, “Stock-based Compensation” to our consolidated financial statements.

(5)	Each of Dr. Blumenkranz and Dr. Lewis-Hall became a member of our board of directors in November 2019.
(6)

In November 2019, we granted each of Dr. Blumenkranz and Dr. Lewis-Hall options to purchase 10,381 shares of common stock, each with an exercise price of $11.56 per share. 1/4th of the shares underlying each option vest on the first anniversary of the vesting commencement date; and 1/48th of the shares vest monthly thereafter over the following three years. Assumptions used in the calculation of these amounts in accordance with ASC Topic 718 include a risk free interest rate of 1.7%, expected term of 6.0 to 6.9 years, expected volatility of 44.5% to 45.0% and no expected dividends, and are otherwise consistent with those included in Note 16, “Stock-based Compensation” to our consolidated financial statements.

(7)	Mr. Bouma resigned as a member of our board of directors in July 2019.
(8)	Mr. Kennedy waived a portion of his cash compensation for his service on our board of directors in 2019.

Non-Employee Director Compensation Policy

Commencing with the first calendar quarter of 2020, each non-employee director will receive an annual cash retainer of $40,000 for serving on our board of directors. A non-employee director may elect to receive, in lieu of the annual cash retainer, an option to purchase shares of common stock under the 2020 Equity Incentive Plan having a value of $40,000 based on the fair market value of the underlying common stock on the date of grant, which grant would not be subject to any vesting conditions. The chairpersons of the three committees of our board of directors will be entitled to an annual service retainer of $20,000. All annual cash compensation amounts will be payable in equal quarterly installments in arrears, on the last day of each quarter for which the service occurred, pro-rated for any partial months of service.

Each new non-employee director who joins our board of directors following the closing of our initial public offering will receive an option to purchase shares of common stock under our 2020 Equity Incentive Plan having a value of $120,000 based on the fair market value of the underlying common stock on the date of grant. The shares subject to this option will vest on a monthly basis over 48 months commencing on the grant date, subject to the non-employee director’s continuous service with us on each applicable vesting date.

On the date of each annual meeting of our stockholders, each continuing non-employee director will receive an option to purchase shares of common stock under the 2020 Equity Incentive Plan having a value of $80,000 based on the fair market value of the underlying common stock on the date of grant, vesting on the earlier of the date of the following annual meeting of stockholders or the one-year anniversary of the grant date, subject to the non-employee director’s continuous service with us on the applicable vesting date. The value of the annual option grant will be prorated based on the number of months from the date of a non-employee director’s appointment until the next annual meeting of our stockholders. A non-employee director may elect to receive $80,000 in cash in lieu of such annual option grant.

In the event of a change of control (as defined in the 2020 Equity Incentive Plan), any unvested shares subject to these options will fully vest and become exercisable immediately prior to the closing of such change of control, subject to the non-employee director’s continuous service with us on the closing date of the change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.1

The following table sets forth information with respect to the beneficial ownership of our common stock as of January 15, 2020, for:

•	each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership below is based on 125,383,532 shares of common stock outstanding as of January 15, 2020, assuming the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock upon the closing of the initial public offering and the issuance of 20,125,000 shares of common stock upon the closing of the initial public offering. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options and warrants held by the person that are currently exercisable, or exercisable within 60 days of January 15, 2020. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o 1Life Healthcare, Inc., One Embarcadero Center, Suite 1900, San Francisco, California 94111. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Principal Stockholders
Investment funds affiliated with The Carlyle Group(1)	28,157,681	22.5%
Benchmark Capital Partners V, L.P.(2)	13,629,610	10.9
Oak Investment Partners XII, L.P.(3)	12,022,217	9.6
Thomas H. Lee, M.D., and affiliated entity(4)	8,240,578	6.4
Entities affiliated with DAG Ventures(5)	7,979,840	6.4
Directors and Named Executive Officers
Amir Dan Rubin(6)	5,443,657	4.2
Bjorn Thaler	—	*
Kimber D. Lockhart(7)	625,599	*
Paul R. Auvil	—	—
Mark S. Blumenkranz, M.D.	—	—
Bruce W. Dunlevie(2)	13,629,610	10.9
Kalen F. Holmes, Ph.D.(8)	45,532	*
David P. Kennedy(9)	381,341	*
Freda Lewis-Hall, M.D.	—	—
Robert R. Schmidt	—	—
David B. Singer	—	—
All directors and executive officers as a group (13 persons)(10)	20,578,379	15.6%

*	Represents beneficial ownership of less than 1%.
(1)

Reflects shares of common stock held of record by the Carlyle Investor. Carlyle Group Management L.L.C. holds an irrevocable proxy to vote a majority of the shares of Carlyle, a publicly traded company listed on Nasdaq. Carlyle is the sole member of Carlyle Holdings II GP L.L.C., which is the managing member of Carlyle Holdings II L.L.C., which, with respect to the shares of common stock held by the Carlyle Investor, is the managing member of CG Subsidiary Holdings L.L.C., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the general partner of TC Group Cayman Investment Holdings Sub L.P., which is the sole member of TC Group VII, L.L.C., which is the general partner of TC Group VII, L.P., which is the general partner of Carlyle Partners VII Holdings, L.P. Voting and investment determinations with respect to the shares of common stock held by the Carlyle Investor are made by an investment committee of TC Group VII, L.P., comprised of Allan Holt, William Conway, Jr., Daniel D’Aniello, David Rubenstein, Peter Clare, Kewsong Lee, Norma Kuntz, Sandra Horbach and Marco De Benedetti as a non-voting observer. Accordingly, each of the foregoing entities and individuals may be deemed to share beneficial ownership of the securities held of record by the Carlyle Investor. Each of them disclaims beneficial ownership of such securities. The address for Carlyle Partners VII Holdings, L.P. is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Suite 220 South, Washington, D.C. 20004.

(2)

Consists of (i) 13,618,600 shares of common stock held by Benchmark Capital Partners V, L.P., or BCP V, and (ii) 11,010 shares of common stock issuable to BCP V pursuant to a warrant exercisable within 60 days of January 15, 2020. Benchmark Capital Management Co. V, L.L.C., or BCM V, is the general partner of Benchmark Capital Partners V, L.P., or BCP V. Bruce W. Dunlevie, a member of our board of directors, Alexandre Balkanski, Peter H. Fenton, J. William Gurley, Kevin R. Harvey, Robert C. Kagle, Mitchell H. Lasky and Steven M. Spurlock are the managing members of BCM V, and each of them may be deemed to hold shared voting and dispositive power over the shares held by BCP V. The address for Benchmark Capital Partners V, L.P. is 2965 Woodside Road, Woodside, California 94062.

(3)

Consists of (i) 12,011,380 shares of common stock held by Oak Investment Partners XII, L.P., or Oak XII, and (ii) 10,837 shares of common stock issuable to Oak XII pursuant to a warrant exercisable within 60 days of January 15, 2020. Oak Investment Partners XII, L.P., or Oak XII, is managed by its general partner, Oak Associates XII, LLC, or Oak Associates XII. Ann H. Lamont, Bandel L. Carano, Edward F. Glassmeyer and Frederic W. Harman, collectively serve as Executive Managing Members of Oak Associates XII, or the Executive Managing Members. The Executive Managing Members have shared voting and investment control over all of the shares held by Oak Associates XII. Each Executive Managing Member of Oak Associates XII disclaims beneficial ownership of the shares held by Oak XII, except to the extent of each such Executive Managing Members pecuniary interest therein. The address for Oak Investment Partners XII, L.P. is 901 Main Avenue, Suite 600, Norwalk, Connecticut 06851.

(4)

Consists of (i) 5,765,578 shares of common stock held by Thomas Ho Lee, M.D., Trustee of the TXL Revocable Trust, and (ii)2,475,000 shares of common stock issuable to Dr. Lee pursuant to options exercisable within 60 days of January 15,2020.

(5)

Consists of (i) 6,232,597 shares of common stock held by DAG Ventures IV-QP, L.P., or DAG IV-QP; (ii) 5,082 shares of common stock issuable to DAG IV-QP pursuant to a warrant exercisable within 60 days of December 31, 2019; (iii) 1,082,954 shares of common stock held by DAG Ventures IV-A, LLC, or DAG IV-A; (iv) 658,670 shares of common stock held by DAG Ventures IV, L.P., or DAG IV; and (v) 537 shares of common stock issuable to DAG IV pursuant to a warrant exercisable within 60 days of January 15,2020. DAG Ventures Management IV, LLC, or DAG IV LLC, serves as the general partner of DAG Ventures IV-QP, L.P., or DAG IV-QP, and DAG Ventures IV, L.P., or DAG IV. As such, DAG IV LLC possesses power to direct the voting and disposition of the shares owned by DAG IV-QP and DAG IV and may be deemed to have indirect beneficial ownership of the shares held by DAG IV-QP and DAG IV. DAG IV LLC serves as the manager of DAG Ventures IV-A, LLC, or DAG IV-A. As such, DAG IV LLC possesses power to direct the voting and disposition of the shares owned by DAG IV-A and may be deemed to have indirect beneficial ownership of the shares held by DAG IV-A. DAG IV LLC does not own any of our securities directly. R. Thomas Goodrich and John J. Cadeddu are the managers of DAG IV LLC and possess power to direct the voting and disposition of the shares held by DAG IV-QP, DAG IV and DAG IV-A, and as such, may be deemed to have indirect beneficial ownership of such shares. The address for DAG Ventures is 251 Lytton Avenue, Suite 200, Palo Alto, California 94301.

(6)

Consists of (i) 249,377 shares of common stock held directly by Mr. Rubin and (ii) 5,194,280 shares of common stock issuable to Mr. Rubin pursuant to options exercisable within 60 days of January 15, 2020.

(7)

Consists of (i) 35,669 shares of common stock held directly by Ms. Lockhart and (ii) 589,930 shares of common stock issuable to Ms. Lockhart pursuant to options exercisable within 60 days of January 15, 2020.

(8)	Consists of (i) 31,915 shares of common stock held directly Ms Holmes and (ii) 13,617 shares of common stock issuable to Ms. Holmes pursuant to options exercisable within 60 days of January 15, 2020.
(9)	Consists of 381,341 shares of common stock held by the Cape Lone Star Trust for which Mr. Kennedy and his wife are trustees and share voting and dispositive power.
(10)

Consists of (i)14,425,876 shares of common stock directly or indirectly held by all current executive officers and directors as a group, (ii) 11,010 shares of common stock issuable pursuant to warrants exercisable within 60 days of January 15, 2020; and (iii) 6,141,493 shares of common stock issuable pursuant to options exercisable within 60 days of January 15, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2019, to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described in “Item 11. Executive Compensation.”

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Investor Rights Agreement

In August 2018, we entered into an amended and restated investor rights agreement, or IRA, with certain holders of our preferred stock and common stock, including the Carlyle Investor, Benchmark Capital Partners V, L.P., or Benchmark, and entities affiliated with Maverick Capital, or the Maverick Entities, and certain members of, and affiliates of, our directors and certain of our executive officers. In January 2020, we amended and restated the IRA. The IRA provides the holders with certain registration rights, including the right to demand that we file a registration statement (including registration statements on Form S-3 and accompanying shelf takedowns) or request that their shares be covered by a registration statement that we are otherwise filing. Mr. Schmidt, Mr. Dunlevie and Mr. Singer, each a member of our board of directors, are affiliated with the Carlyle Investor, Benchmark and the Maverick Entities, respectively. After the closing of our initial public offering, the holders of 86,924,910 shares of common stock as of December 31, 2019, including shares issuable upon exercise of outstanding warrants, are entitled to rights with respect to the registration of their shares of common stock under the Securities Act under the IRA.

Enterprise Client Arrangements

We have entered into contractual arrangements in the ordinary course of business with certain enterprise clients who are affiliated with holders of more than 5% of our outstanding capital stock. The table below sets forth these enterprise clients, their affiliated stockholders and total net revenue derived from these enterprise clients for the year ended December 31, 2019. For more information regarding our agreement with Google Inc., see “Item 1. Business—Our Enterprise Client Agreements—Google Services Agreement.”

		Revenue
		Year Ended December 31, 2019	Year Ended December 31, 2018
Enterprise Client	Affiliated Stockholder	(in thousands)
Google, Inc.	GV 2013, L.P.	$27,597	$22,260
The Carlyle Group, Inc.	Carlyle Partners VII Holdings, L.P.	151	13

Employment Arrangements

We have entered into employment agreements and offer letters with certain of our executive officers. For more information regarding these agreements with our executive officers, see “Item 11. Executive Compensation—Employment Arrangements.”

Equity Grants

We have granted options to certain of our directors and executive officers. For more information regarding the options granted to our directors and named executive officers, see “Item 11. Executive Compensation.”

Annual Cash Bonus

We have established a cash incentive plan for certain of our executive officers. For a description of this plan, see “Item 11. Executive Compensation—Annual Incentive Plan.”

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provides that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our board of directors with discretion to indemnify our employees and other agents when determined appropriate by the board.

In addition, we have entered into an indemnification agreement with each of our directors and executive officers, which requires us to indemnify them. For more information regarding these agreements, see “Item 11. Executive Compensation—Limitations of Liability and Indemnification Matters.”

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a related person transaction policy setting forth the policies and procedures for the identification, review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and a related person were or will be participants and the amount involved exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving any such transactions, our audit committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, the availability of other sources of comparable products or services, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction, and the extent of the related person’s interest in the transaction.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2019 and 2018, by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2019	2018
	(in thousands)
Audit Fees(1)	$4,040,088	$965,486
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	2,700	-
Total	$4,042,788	$965,486

(1)

Audit Fees consist of fees billed for professional services by PricewaterhouseCoopers LLP for the audit of our annual financial statement and the review of our registration statement on Form S-1 for our initial public offering and related services that are normally provided in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

The audit committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair the auditor’s independence. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the audit committee.

The audit committee at least annually reviews and provides general pre-approval for the services that may be provided by the independent registered public accounting firm; the term of the general pre-approval is 12 months from the date of approval, unless the audit committee specifically provides for a different period. If the audit committee has not provided general pre-approval, then the type of service requires specific pre-approval by the audit committee.

The audit committee may delegate pre-approval authority to its chairman. The chairman must report any pre-approval decisions to the full audit committee at its next scheduled meeting. The annual audit services, engagement terms, and fees are subject to the specific pre-approval of the audit committee. All services performed and related fees billed by PricewaterhouseCoopers LLP during fiscal 2019 and fiscal 2018 were pre-approved by the audit committee pursuant to regulations of the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

2.	Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.

(b)	Exhibits

The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39203	3.1	2/4/2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39203	3.2	2/4/2020
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate.	S-1	333-235792	4.1	1/21/2020
4.3	Form of Warrant to purchase Common Stock.	S-1	333- 235792	10.16	1/3/2020
4.4	Description of Securities					X
10.1+	Amended and Restated Investor Rights Agreement, dated January 15, 2020, by and among the Registrant and the investors listed on Exhibit A thereto.	S-1	333- 235792	10.1	1/21/2020
10.2+	2007 Equity Incentive Plan, as amended.	S-1	333- 235792	10.2	1/3/2020
10.3+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2007 Equity Incentive Plan.	S-1	333- 235792	10.3	1/3/2020
10.4+	2017 Equity Incentive Plan, as amended.	S-1	333- 235792	10.4	1/21/2020
10.5+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2017 Equity Incentive Plan.	S-1	333- 235792	10.5	1/3/2020
10.6+	2020 Equity Incentive Plan.	S-1	333- 235792	10.6	1/21/2020
10.7+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2020 Equity Incentive Plan.	S-1	333- 235792	10.7	1/21/2020
10.8+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Equity Incentive Plan.	S-1	333- 235792	10.8	1/21/2020
10.9+	2020 Employee Stock Purchase Plan.	S-1	333- 235792	10.9	1/21/2020
10.10+	Executive Annual Incentive Plan.	S-1	333- 235792	10.10	1/3/2020
10.11+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333- 235792	10.11	1/21/2020
10.12+	Warrant issued to Silicon Valley Bank, dated February 26, 2010.	S-1	333- 235792	10.12	1/3/2020
10.13+	Employment Agreement, dated June 27, 2017, by and between the Registrant and Amir Dan Rubin, as amended on January 17, 2020.	S-1	333- 235792	10.17	1/21/2020
10.14+	Offer Letter, dated March 7, 2014, by and between the Registrant and Kimber D. Lockhart.	S-1	333- 235792	10.18	1/3/2020
10.15+	Physician Employment Agreement, dated August 1, 2007, by and between One Medical Group, Inc. (previously Apollo Medical Group) and Andrew S. Diamond, M.D., Ph.D.	S-1	333- 235792	10.19	1/3/2020
10.16+	Provider Stock Option Program and Advisory Services Agreement, dated October 28, 2014, by and between the Registrant and Andrew S. Diamond, M.D., Ph.D.	S-1	333- 235792	10.20	1/3/2020
10.17	Office Lease, dated September 25, 2018, by and between the Registrant and One Embarcadero Center Venture.	S-1	333- 235792	10.21	1/3/2020

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18	First Amendment to Office Lease, dated June 17, 2019, by and between the Registrant and One Embarcadero Center Venture.	S-1	333- 235792	10.22	1/3/2020
10.19	Form of Administrative Services Agreement by and between the Registrant and its affiliated professional entities.	S-1	333- 235792	10.23	1/3/2020
10.20	Second Amended and Restated Loan and Security Agreement, dated January 26, 2015, by and between the Registrant and Silicon Valley Bank, as amended on October 18, 2016, January 12, 2017 and April 29, 2019.	S-1	333- 235792	10.24	1/3/2020
10.21¥	Inbound Services Agreement, dated August 18, 2017, by and between the Registrant and Google Inc.	S-1	333- 235792	10.25	1/3/2020
10.22+	1Life Healthcare, Inc. Executive Severance and Change in Control Plan.	S-1	333- 235792	10.26	1/21/2020
10.23+	Offer Letter, dated February 14, 2019, by and between the Registrant and Bjorn B. Thaler.	S-1	333- 235792	10.27	1/3/2020
10.24+	Offer Letter, dated October 16, 2015, by and between the Registrant and Lisa A. Mango.	S-1	333- 235792	10.28	1/3/2020
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Definition Linkbase Document					X
101.DEF	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

†

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of 1Life Healthcare, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

+	Indicates management contract or compensatory plan.
¥	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

1LIFE HEALTHCARE, INC.

Date: March 27, 2020	By:	/s/ Amir Dan Rubin
Amir Dan Rubin
Chair, Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amir Dan Rubin and Bjorn B. Thaler, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir Dan Rubin Amir Dan Rubin	Chair, Chief Executive Officer and President (Principal Executive Officer)	March 27, 2020

/s/ Bjorn B. Thaler Bjorn B. Thaler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2020

/s/ Paul R. Auvil Paul R. Auvil	Director	March 27, 2020

/s/ Mark S. Blumenkranz, M.D. Mark S. Blumenkranz, M.D.	Director	March 27, 2020

/s/ Bruce W. Dunlevie Bruce W. Dunlevie	Director	March 27, 2020

/s/ Kalen F. Holmes, Ph.D. Kalen F. Holmes, Ph.D.	Director	March 27, 2020

/s/ David P. Kennedy David P. Kennedy	Director	March 27, 2020

/s/ Freda Lewis-Hall, M.D. Freda Lewis-Hall, M.D.	Director	March 27, 2020

/s/ Robert R. Schmidt Robert R. Schmidt	Director	March 27, 2020

/s/ David B. Singer David B. Singer	Director	March 27, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 1Life Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1Life Healthcare, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and deficit and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 27, 2020

We have served as the Company’s auditor since 2013.

1LIFE HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts

	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$27,390	$36,692
Short-term marketable securities	119,146	193,869
Accounts receivable, net	30,455	15,971
Inventories	3,192	3,851
Prepaid expenses and other current assets	16,708	5,957
Total current assets	196,891	256,340
Restricted cash	1,922	1,939
Property and equipment, net	90,716	42,753
Right-of-use assets	108,046	-
Intangible assets, net	23	304
Goodwill	21,301	21,301
Other assets	8,249	3,682
Total assets	$427,148	$326,319
Liabilities, Redeemable Convertible Preferred Stock and Equity and Deficit
Current liabilities:
Accounts payable	$13,853	$5,316
Accrued expenses	24,863	18,479
Deferred revenue	23,878	21,759
Operating lease liabilities, current	12,575	-
Notes payable, current	3,282	4,400
Other current liabilities	1,884	3,585
Total current liabilities	80,335	53,539
Operating lease liabilities, non-current	120,497	-
Notes payable, non-current	-	3,198
Redeemable convertible preferred stock warrant liability	7,220	3,701
Other non-current liabilities	639	11,633
Total liabilities	208,691	72,071
Commitments and contingencies (Note 20)
Redeemable convertible preferred stock (Series A, B, C, D, E, F, G, H and I), $0.001 par value; 89,338,425 shares authorized; 86,251,669 shares issued and outstanding as of December 31, 2019 and December 31, 2018; aggregate liquidation preference of $405,585 as of December 31, 2019 and December 31, 2018	402,488	402,488
Equity and deficit:
Common stock, $0.001 par value, 150,000,000 shares authorized; 18,951,416 and 18,135,457 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	19	18
Additional paid-in capital	93,945	76,029
Accumulated deficit	(281,068)	(228,449)
Accumulated other comprehensive income (loss)	38	(14)
Total stockholders' equity and deficit attributable to 1Life Healthcare, Inc. stockholders'	(187,066)	(152,416)
Noncontrolling interests	3,035	4,176
Total equity and deficit	(184,031)	(148,240)
Total liabilities, redeemable convertible preferred stock and equity and deficit	$427,148	$326,319

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2019	2018	2017

Net revenue	$276,258	$212,678	$176,769
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	167,618	136,180	120,705
Sales and marketing	39,520	25,789	19,172
General and administrative	108,965	85,808	57,964
Depreciation and amortization	14,268	9,947	10,686
Total operating expenses	330,371	257,724	208,527
Loss from operations	(54,113)	(45,046)	(31,758)
Other income (expense), net:
Interest income	4,498	2,251	386
Interest expense	(474)	(804)	(834)
Change in fair value of redeemable convertible preferred stock warrant liability	(3,519)	(1,877)	646
Total other income (expense), net	505	(430)	198
Loss before income taxes	(53,608)	(45,476)	(31,560)
Provision for income taxes	87	25	126
Net loss	(53,695)	(45,501)	(31,686)
Less: Net loss attributable to noncontrolling interests	(1,141)	(1,086)	(889)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(52,554)	$(44,415)	$(30,797)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(2.84)	$(2.65)	$(2.05)
Weighted average common shares outstanding — basic and diluted	18,476,127	16,735,541	15,002,472

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Year Ended
	December 31,
	2019	2018	2017
Net loss	$(53,695)	$(45,501)	$(31,686)
Other comprehensive loss:
Net unrealized gain (loss) on short-term marketable securities	52	(5)	(17)
Comprehensive loss	(53,643)	(45,506)	(31,703)
Less: Comprehensive loss attributable to noncontrolling interests	(1,141)	(1,086)	(889)
Comprehensive loss attributable to 1Life Healthcare, Inc. stockholders	$(52,502)	$(44,420)	$(30,814)

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND DEFICIT

(Amounts in thousands, except share amounts)

								Total
								Stockholders'
								Deficit
								Attributable
							Accumulated	to 1Life
	Redeemable Convertible				Additional		Other	Healthcare,
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stockholders'	Interests	Deficit
Balances at December 31, 2016	68,326,054	$184,832	14,662,781	$15	$46,714	$(153,237)	$8	$(106,500)	$6,151	$(100,349)
Exercise of stock options	-	-	1,108,305	1	2,737	-	-	2,738	-	2,738
Stock-based compensation expense	-	-	-	-	9,530	-	-	9,530	-	9,530
Net unrealized loss on short-term marketable securities	-	-	-	-	-	-	(17)	(17)	-	(17)
Net loss	-	-	-	-	-	(30,797)	-	(30,797)	(889)	(31,686)
Balances at December 31, 2017	68,326,054	184,832	15,771,086	16	58,981	(184,034)	(9)	(125,046)	5,262	(119,784)
Issuance of Series I redeemable convertible preferred stock net of issuance costs of $3,336	17,699,115	216,664	-	-	-	-	-	-	-	-
Repurchase and retirement of common stock	-	-	(488,711)	-	(7,533)	-	-	(7,533)	-	(7,533)
Exercise of redeemable convertible preferred stock warrant	226,500	992	-	-	-	-	-	-	-	-
Exercise of common stock warrant	-	-	150,000	-	177	-	-	177	-	177
Exercise of stock options	-	-	2,703,082	2	10,462	-	-	10,464	-	10,464
Stock-based compensation expense	-	-	-	-	13,942	-	-	13,942	-	13,942
Net unrealized loss on short-term marketable securities	-	-	-	-	-	-	(5)	(5)	-	(5)
Net loss	-	-	-	-	-	(44,415)	-	(44,415)	(1,086)	(45,501)
Balances at December 31, 2018	86,251,669	402,488	18,135,457	18	76,029	(228,449)	(14)	(152,416)	4,176	(148,240)
Impact of adoption of ASC 606	-	-	-	-	-	(65)	-	(65)	-	(65)
Exercise of stock options	-	-	815,959	1	3,039	-	-	3,040	-	3,040
Stock-based compensation expense	-	-	-	-	14,877	-	-	14,877	-	14,877
Net unrealized gain on short-term marketable securities	-	-	-	-	-	-	52	52	-	52
Net loss	-	-	-	-	-	(52,554)	-	(52,554)	(1,141)	(53,695)
Balances at December 31, 2019	86,251,669	402,488	18,951,416	19	93,945	(281,068)	38	(187,066)	3,035	(184,031)

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended
	December 31,
	2019	2018	2017

Cash flows from operating activities:
Net loss	$(53,695)	$(45,501)	$(31,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	-	3,237	3,834
Depreciation and amortization	14,268	9,947	10,686
Non-cash interest expense	84	148	186
Accretion of discounts and amortization of premiums on short-term investments, net	(3,359)	(1,631)	(178)
Change in fair value of redeemable convertible preferred stock warrant liability	3,519	1,877	(646)
Amortization of right-of-use assets	10,235	-	-
Stock-based compensation	14,877	13,942	9,530
Loss on disposal of equipment	75	110	131
Gain on lease termination	(6)	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	(14,484)	(7,202)	(5,892)
Inventories	659	224	(1,357)
Prepaid expenses and other current assets	(1,027)	87	(1,665)
Other assets	(4,567)	26	127
Accounts payable	3,929	1,915	557
Accrued expenses	3,476	5,079	3,071
Deferred revenue	2,119	584	5,381
Operating lease liabilities	(8,087)	-	-
Other liabilities	310	(1,252)	5,203
Net cash used in operating activities	(31,674)	(18,410)	(2,718)
Cash flows from investing activities:
Purchases of property and equipment, net	(54,411)	(10,767)	(14,024)
Purchases of short-term marketable securities	(246,116)	(218,592)	(48,963)
Maturities of short-term marketable securities	324,250	52,600	58,700
Net cash provided by (used in) investing activities	23,723	(176,759)	(4,287)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,040	10,464	2,738
Proceeds from the exercise of redeemable convertible preferred and common stock warrants	-	307	-
Repurchase and retirement of common stock	-	(7,533)	-
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	-	216,664	-
Repayment of notes payable	(4,400)	(3,300)	-
Payment of principal portion of finance lease liability	(16)
Net cash provided by (used in) financing activities	(1,376)	216,602	2,738
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,327)	21,433	(4,267)
Cash, cash equivalents and restricted cash at beginning of period	38,656	17,223	21,490
Cash, cash equivalent and restricted cash at end of period	$29,329	$38,656	$17,223
Supplemental disclosure of cash flow information:
Cash paid for interest	$414	$666	$677
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$9,093	$1,644	$1,221
Settlement of redeemable convertible preferred stock warrant liability in connection with Series B warrant exercise	$-	$862	$-
Unpaid deferred offering costs	$1,318	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1.	Nature of the Business and Basis of Presentation

1Life Healthcare, Inc. (“1Life”) was incorporated in Delaware on July 25, 2002 and commenced operations in 2004. 1Life’s headquarters are located in San Francisco, California. 1Life has developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. 1Life is also an administrative and managerial services company that provides services pursuant to contracts with physician-owned professional corporations (“PCs”) or “One Medical Entities” that provide medical services in-office and virtually. 1Life and the One Medical entities are collectively referred to herein as the “Company” and operate under the brand name One Medical.

Certain Risks and Uncertainties

The Company has incurred losses from operations since inception. Management expects that operating losses and negative cash flows from operations will continue in the foreseeable future; however, it currently believes that the Company’s current cash, cash equivalents and short-term marketable securities are sufficient to fund its operating expenses and capital expenditure requirements for the next twelve months.

Beginning in March 2020, community self-isolation practices and shelter-in-place requirements related to the COVID-19 pandemic have negatively impacted Company’s net revenue for the three months ended March 31, 2020 and may continue to negatively impact the Company’s net revenue for a longer period of time.   Prolonged community self-isolation practices and shelter-in-place requirements will continue to reduce in-office visits, thereby affecting the Company’s net patient service revenue.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, management cannot accurately predict at this time the future potential impact on the Company’s results of operations, financial condition or liquidity.

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of 1Life and variable interest entities in which 1Life has an interest and is the primary beneficiary (see Note 3, “Variable Interest Entities”). Intercompany accounts and transactions have been eliminated in consolidation. The noncontrolling interests attributable to the Company’s variable interest entities are presented as a separate component of equity in the consolidated balance sheets.

Certain reclassifications have been made to prior periods to conform with the current presentation.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, determination of useful lives for property and equipment, intangible assets including goodwill, capitalized internal-use software, allowance for doubtful accounts, valuation of redeemable convertible preferred stock warrant liabilities, self-insurance reserves, valuation of common stock, stock options valuations, contingent liabilities and income taxes. Actual results could differ from those estimates.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings until such financings are consummated, including the Company’s Initial Public Offering (“IPO”) in January 2020. After the consummation of the equity financing, these costs are recorded as a reduction of the gross proceeds.  Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of December 31, 2019, there were $3,627 of deferred offering costs included in other assets on the consolidated balance sheet. There were no deferred offering costs capitalized as of December 31, 2018.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. As of December 31, 2019 and 2018, cash and cash equivalents consisted of cash on deposit, investments in money market funds and commercial paper. Restricted cash represents cash held under letters of credit for various leases. The expected duration of restrictions on the Company’s restricted cash ranges from 1 to 10 years.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	December 31,
	2019	2018	2017
Cash and cash equivalents	$27,390	$36,692	$16,534
Restricted cash, current (included in prepaid expenses and other current assets)	17	25	58
Restricted cash, non-current	1,922	1,939	631
	$29,329	$38,656	$17,223

Marketable Securities

The Company’s investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in total equity (deficit). The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies the available-for-sale investments as current assets under the caption short-term marketable securities on the consolidated balance sheets as these investments generally consist of highly marketable securities that are identified to be available to meet near-term cash requirements.

Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations.

The Company periodically evaluates its investments in marketable securities for other-than-temporary impairment. When assessing short-term marketable security investments for other-than-temporary declines in value,

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the short-term marketable security investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the marketable security that the Company considers to be “other than temporary,” the Company reduces the marketable securities through a charge to the consolidated statement of operations. No such adjustments were necessary during the periods presented.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs that may be used to measure fair value are defined below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•

Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company determines the fair value of its marketable securities based on quoted prices in active markets (Level 1 inputs) for identical assets and on quoted prices for similar assets (Level 2 inputs), which are classified as available-for-sale. The carrying amounts of the Company’s notes payable approximate the fair value based on consideration of current borrowing rates available to the Company (Level 2 inputs.) The Company’s redeemable convertible preferred stock warrant liability is carried at fair value, determined using Level 3 inputs in the fair value hierarchy (See Note 4 “Fair Value”). The carrying values of accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

Segment Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of evaluating financial performance and allocating resources. All of the Company’s long-lived assets and customers are located in the United States.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the company to concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are invested in highly rated money market funds and commercial paper. At times the Company’s cash balances with individual banking institutions may be in excess of federally insured limits. The Company’s marketable securities are invested in U.S. Treasury obligations and commercial paper. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities. The Company grants unsecured credit to patients, most of whom reside in the service area of the One Medical facilities and are largely insured under third-party payer agreements. The Company’s concentration of credit risk is limited by the diversity, geography and number of patients and payers.

As of December 31, 2019 and 2018 the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net balance. As of December 31, 2019, individual customers accounted for 12% (Customer F), 12% (Customer G), and 10% (Customer A) of the Company’s accounts receivable, net. As of December 31, 2018, individual customers accounted for 26% (Customer E), 13% (Customer B), 12% (Customer C) and 11% (Customer A) of the Company’s accounts receivable, net.

For the years ended December 31, 2019, 2018 and 2017, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. For the year ended December 31, 2019, individual customers accounted for 14% (Customer A), 12% (Customer F), and 10% (Customer E) of the Company’s net revenue. For the year ended December 31, 2018, individual customers accounted for 15% (Customer A), 12% (Customer B), 10% (Customer E) and 10% (Customer C) of the Company’s net revenue. For the year ended December 31, 2017, individual customers accounted for 18% (Customer A), 14% (Customer B), 10% (Customer C) and 10% (Customer D) of the Company’s net revenue.

Accounts Receivable, net

Accounts receivable is comprised of amounts due from third-party payers, patients, and health system and other partners for healthcare services and amounts due from enterprise clients who purchase access to memberships for their employees. The Company reports accounts receivable net of estimated contractual adjustments and any allowance for doubtful accounts. Collection of accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to co-payments and other amounts owed by patients. The Company reviews its overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue as well as other collection indicators such as the age of the balance and the payment history of the customer. The Company writes off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. Increases and decreases in the allowance for doubtful accounts from patient service revenue are included in net revenue in the consolidated statements of operations.

Changes in the allowance for doubtful accounts were as follows:

	Balance at Beginning of Period	Additions Charged to Expense	Write-offs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2017	$1,161	$3,834	$(4,590)	$405
Year ended December 31, 2018	$405	$3,237	$(3,179)	$463

In accordance with the adoption of Topic 606 on January 1, 2019, implicit price concessions are considered in the determination of the transaction price and therefore the Company no longer separately records an allowance for doubtful accounts.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Inventories

Inventories, which primarily consist of vaccines and long acting reversible contraception devices are stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of disposal and transportation. The cost of inventory includes product cost, shipping costs and taxes. Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, forecasted future sales volume and pricing and through specific identification of obsolete or damaged products. The Company assesses inventory quarterly for slow moving products and potential impairment. The Company records a reserve for obsolete inventory or inventory that may expire prior to use. There was no reserve for obsolete inventory or inventory that may expire prior to use as of December 31, 2019 and 2018.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. The general range of useful lives of other property and equipment is as follows:

Estimated Useful Life
Furniture and fixtures	5 to 7 years
Computer equipment	3 to 5 years
Computer software	1.5 to 5 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Lesser of lease term or 10 years

When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded in general and administrative expenses in the consolidated statements of operations. Costs of repairs and maintenance are expensed as incurred.

Software Developed for Internal Use

The Company capitalizes costs related to internal-use software during the application development stage including consulting costs and compensation expenses related to employees who devote time to the development projects. The Company records software development costs in property and equipment, net. Costs incurred in the preliminary stages of development activities and post implementation activities are expensed in the period incurred and included in general and administrative expense in the consolidated statements of operations. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.

Capitalized costs associated with internal-use software are amortized on a straight-line basis over their estimated useful life, which is 1.5 to 5 years, and are included in depreciation and amortization in the consolidated statements of operations.

Goodwill

The Company recognizes the excess of the purchase price, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company’s goodwill impairment tests are performed at the enterprise level given the Company’s single reporting unit.

The Company’s goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of the

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported as impairment of goodwill in the consolidated statements of operations.

As of December 31, 2019, the Company has not recorded any impairment of goodwill.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 2019, the Company has not recorded any impairment losses of its long-lived assets.

Leases

Accounting under ASC 840

The Company leases medical office space and its corporate headquarters under noncancelable lease agreements which are accounted for as operating leases. Rent expense is recorded on a straight-line basis over the lease term. Certain of the operating lease agreements contain rent holidays and rent escalation provisions. For these leases, the Company recognizes the related rent expense on a straight-line basis over the lease term. The difference between cash rent payments and the recognition of straight-line rent expense is recorded as deferred rent and amortized over the lease term. The Company records deferred rent in other current liabilities and other non-current liabilities on the consolidated balance sheets. As of December 31, 2018, total deferred rent was $7,407.

Some of the Company’s lease agreements also include construction allowances for tenant improvements. Construction allowances are deferred and amortized on a straight-line basis over the life of the lease as a reduction to rent expense. The Company records deferred tenant improvement allowances in other current liabilities and other non-current liabilities on the consolidated balance sheets. As of December 31, 2018, total deferred tenant improvement allowances were $5,770.

Accounting under ASC 842

The Company adopted Accounting Standards Codification, Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”). There was no cumulative effect adjustment to the opening balance of accumulated deficit as of January 1, 2019. In addition, the Company elected to adopt certain practical expedients permitted under the transition guidance within the new standard. The practical expedients applied to leases that commenced prior to the adoption date of the new standard and permitted a reporting entity not to reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company has elected not to use hindsight for leases existing at adoption date.

As of January 1, 2019, the impact of the adoption to the Company’s consolidated balance sheet includes the recognition of operating lease liabilities, current, of $9,643, operating lease liabilities, non-current, of $63,047 based on the present value of the remaining lease payments for existing operating leases with corresponding right-of-use assets of approximately $60,770. The difference between the amount of right-of-use assets and lease liabilities

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

recognized upon the adoption of ASC 842 is related to adjustments to existing prepaid rent, deferred rent, and lease incentives.

In accordance with the guidance in ASC 842, the Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. Leases with a term greater than one year are recognized on the consolidated balance sheet as right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of the future minimum lease payments over the estimated remaining lease term. Operating lease right-of-use assets are adjusted for (i) payments made at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.) Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative estimated standalone selling price to the lease components and non-lease components. However, the Company has made an accounting policy election as is available under the new standard to not separate lease and non-lease components to all asset classes. Rather, each lease component and the related non-lease components will be accounted for together as a single component. For new and amended leases beginning in 2019 and after, the Company has elected to account for a lease component and any related non-lease components as a combined lease component.

Certain of the Company’s operating lease agreements contain rent holidays and rent escalation provisions. Starting on January 1, 2019 and onward, under the new lease guidance of ASC 842, lease incentives reduce the consideration in the contract and result in a corresponding reduction in the lease payments used to determine the right-of-use assets, lease liability and lease costs.

Some of the Company’s lease agreements also include construction allowances for tenant improvements. Starting on January 1, 2019 and onward, under the new lease guidance of ASC 842, construction allowance for lessee assets is treated as a reduction in the consideration in the contract, similarly to any other lease incentive.

Operating leases are included in right of use assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other current liabilities, and other long-term liabilities on the Company’s consolidated balance sheets. Finance leases are not material.

Redeemable Convertible Preferred Stock Warrant Liability

The Company classifies the redeemable convertible preferred stock warrants as a liability on the consolidated balance sheets because the warrants are freestanding financial instruments that may require the Company to transfer assets upon exercise. The liability associated with each of these warrants was initially recorded at fair value upon the issuance date of each warrant and is subsequently re-measured to fair value at each reporting date.  Changes in the fair value of the warrant liability are recognized as a component of other income (expense), net in the consolidated statements of operations.

Upon the closing of the initial public offering, the warrants to purchase shares of redeemable convertible preferred stock became exercisable for shares of common stock, at which time the Company adjusted the redeemable convertible preferred stock warrant liability to fair value prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of the initial public offering, the warrants will no longer be subject to fair value accounting.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Repurchase and Retirement of Common Stock

When common stock is repurchased for formal retirement, the Company’s accounting policy is to remove the par value from common stock and to reflect any excess of the purchase price over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the shares) and then retained earnings. In the absence of retained earnings, the Company reflects any excess of cost over par value as a reduction in additional paid-in capital.

Noncontrolling Interests

The Company recognizes noncontrolling interests related to variable interest entities in which the Company is the primary beneficiary, as equity (deficit) in the consolidated balance sheets separate from 1Life’s equity (deficit). The earnings attributable to noncontrolling interests are recorded in the consolidated statements of operations as net loss attributable to noncontrolling interests. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

Income Taxes

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements. In estimating future tax consequences, the Company considers all expected future events other than enactment of changes in tax laws or rates. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized. As of December 31, 2019 and 2018, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company follows the provisions of the authoritative guidance from the Financial Accounting Standards Board, or FASB, on accounting for uncertainty in income taxes. These provisions provide a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under these provisions, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Assessing an uncertain tax position begins with the initial determination of the sustainability of the position and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed. Additionally, the Company must accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Net Loss per Share Attributable to Common Stockholders of 1Life Healthcare, Inc.

The Company applies the two-class method to compute basic and diluted net loss per share attributable to common stockholders of 1Life Healthcare, Inc. when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of common and redeemable convertible preferred stock according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and redeemable convertible preferred stock based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. During periods of loss, there is no allocation required under the two-class method since the redeemable convertible preferred stock does not have a contractual obligation to share in the Company’s losses.

Basic net loss per share attributable to 1Life Healthcare, Inc. stockholders’ is computed by dividing net loss attributable to 1Life Healthcare, Inc. stockholders’ by the weighted-average number of common shares outstanding during the period without consideration of potentially dilutive common stock. Diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders’ reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. For periods in which the Company reports net losses, diluted net loss per common share attributable to 1Life Healthcare, Inc. stockholders’ is the same as basic net loss per common share attributable to 1Life Healthcare, Inc. stockholders’, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Revenue Recognition

Net revenue for the years ended December 31, 2018 and 2017 is presented under Topic 605. Under Topic 605, the Company recognized revenue when all of the following criteria were met: Persuasive evidence of an arrangement exists; the sales price is fixed or determinable; collection is reasonably assured; and services have been rendered.

Net revenue recognized under Topic 605 consisted primarily of net patient service revenue generated from patient visits and was recognized as services were rendered. Net patient service revenue is reported net of provisions for contractual allowances from third-party payers and patients. The One Medical entities have certain agreements with third-party payers that provide for reimbursement at amounts different from the payers’ established billing rates. The differences between the estimated reimbursement rates and the standard billing rates were accounted for as contractual adjustments, which were deducted from gross revenues to arrive at net patient service revenue.

Partnership revenue recognized under Topic 605 primarily included fixed-priced contracts with employers for on-site medical services. Partnership revenue also included monthly capitation payments from medical groups and Independent Physician Associations (together, “IPAs”) based on the number of each IPA’s participants that were covered by the contract, regardless of services provided and were recognized as revenue during the period in which the One Medical Group entities were obligated to provide services to enrollees.

The Company also collects an annual membership fee from its consumer members and from enterprise clients who purchase access to memberships for their employees. Under Topic 605, the Company recognized membership revenue ratably over the contract period. Unrecognized but collected amounts were recorded to deferred revenue and amortized over the remainder of the applicable contract period.

Adoption of ASC 606

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which was subsequently updated. The Company adopted the standard as of January 1, 2019, using the modified retrospective method. Under this method, the Company applied Topic 606 to contracts that were not complete as of January 1, 2019 and recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of accumulated deficit.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Net revenue for the year ended December 31, 2019 is presented under Topic 606. Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performed the following five steps:

(i)	Identify the contract(s) with a customer;
(ii)	Identify the performance obligations in the contract;
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations in the contract; and
(v)	Recognize revenue as the entity satisfies a performance obligation.

The only impact of adopting the new standard relates to the deferral of incremental commission costs of acquiring a contract. The Company’s accounting policy under Topic 605 was to defer only direct and incremental costs to obtain a contract and amortize those costs over the length of the related contract, including enterprise sales contract renewals, which was generally twelve months. Under Topic 606, the Company capitalizes commission fees related to contracts with customers when the associated revenue is expected to be earned over a period that exceeds one year. For these contracts with an expected duration greater than a year, the Company capitalizes commission fees and amortizes them over the period associated with the expected life of the customer.

The cumulative effect of initially adopting ASC 606 of $65 was immaterial and limited to direct and incremental costs to obtain revenue contracts and is included in the statements of redeemable convertible preferred stock and deficit.

Net Patient Service Revenue

Net patient service revenue is generated from providing primary care services pursuant to contracts with patients. The Company recognizes revenue as services are rendered, which are delivered over a period of time but typically within one day, when the Company provides services to the patient. The Company receives payments for services from third-party payers as well as from patients who have health insurance where they may bear some cost of the service in the form of co-pays, coinsurance or deductibles. In addition, patients who do not have health insurance are required to pay for their services in full. Providing medical services to patients represents the Company’s performance obligation under the contracts, and accordingly, the transaction price is allocated entirely to the one performance obligation.

Net patient service revenue is reported net of provisions for contractual allowances from third-party payers and patients. The Company has certain agreements with third-party payers that provide for reimbursement at amounts different from the Company’s standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at net patient service revenue. The Company estimates implicit price concessions related to self-pay balances as part of estimating the original transaction price which is based on historical experience and other collection indicators.

Partnership Revenue

Partnership revenue is generated from (i) contracts with employers to provide professional clinical services to employee members at the Company’s on-site clinics, (ii) capitation payments from IPAs to provide professional clinical services to covered participants, and (iii) contracts with health systems as health network partners beginning in 2019. The Company’s performance obligation under the various partnership arrangements is the same—to stand ready to provide professional clinical services and the associated management and administrative services. As the services are provided concurrently over the contract term and have the same pattern of transfer, the Company has concluded that this represents one performance obligation comprising of a series of distinct services over the contract term.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

While the Company can receive either fixed or variable fees from its enterprise clients (i.e., stated fee per employee per month), it generally receives variable fees from IPAs and health networks on a stated fee per member per month basis, based on the number of members (or participants) serviced. The Company recognizes revenue as it satisfies its performance obligation. For fixed-fee agreements, the Company uses a time-based measure to recognize revenue ratably over the contract term. For variable-fee agreements, the Company allocates the per member per month variable consideration to the month that the fee is earned, correlated with the amount of services it is providing, which is consistent with the allocation objective of the series guidance.

From time to time, the Company may provide discounts and rebates to the customer. The Company estimates the variable consideration subject to the constraint and recognizes such variable consideration over the contract term.

Membership Revenue

Membership revenue is generated from annual membership fees paid by consumer members and from enterprise clients who purchase access to memberships for their employees and dependents. The terms of service on the Company’s website serve as the contract between the Company and consumer members. The Company enters into written contracts with enterprise clients. The transaction price for contracts with enterprise clients is determined on a per employee per month basis, based on the number of employees eligible for membership established at the beginning of the contract term, which is generally one year. The transaction price for the contract is stated in the contract and is generally collected in advance of the commencement of the contract term. The Company may provide numerous services under the agreements; however, these services are not considered individually distinct as they are not separately identifiable in the context of the agreement. As a result, the Company’s single performance obligation in the transaction constitutes a series for the provision of membership and services as and when requested over the membership term. The transaction price relates specifically to the Company’s efforts to transfer the services for a distinct increment of the series. Accordingly, the transaction price is allocated entirely to the one performance obligation. Membership revenue is recognized ratably over the contract period with the individual member or enterprise client. Unrecognized but collected amounts are recorded to deferred revenue and amortized over the remainder of the applicable membership period.

Deferred Revenue

The Company records deferred revenue, which is a contract liability, when it has an obligation to provide services to a member or enterprise client and payment is received in advance of performance.

Capitalized Contract Costs

The Company capitalizes commission fees related to contracts with customers when the associated revenue is expected to be earned over a period that exceeds one year. Deferred commissions are primarily related to enterprise sales. The Company elected to expense commission costs when incurred for contracts with an expected duration of one year or less including renewals. For contracts with an expected duration greater than a year, the Company capitalizes commission fees and amortized over the expected life of the customer.

As of December 31, 2019 and 2018, the Company recorded $182 and $61, respectively, of commission costs capitalized as deferred commission costs within prepaid expenses and other current assets on the consolidated balance sheets. Amortization of deferred commissions as of December 31, 2019, 2018 and 2017, totaled $300, $629 and $959, respectively, and is included in sales and marketing expense in the consolidated statements of operations. The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred commissions. For the year ended December 31, 2019 there were no impairments of deferred commission costs.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Cost of Care, Exclusive of Depreciation and Amortization

Cost of care, exclusive of depreciation and amortization includes all costs relating to the provision of virtual care, including video visits and other synchronous and asynchronous communication via the Company’s app and website, and the operation and maintenance of medical offices, which includes all provider and support employee-related costs, occupancy costs, medical supplies, insurance and other operating costs. Providers include medical doctors, doctors of osteopathy, nurse practitioners, and physician assistants. Cost of care, exclusive of depreciation and amortization excludes allocations of general and administrative expenses.

Advertising

The Company expenses advertising costs the first time the advertising takes place. Advertising costs are included in sales and marketing in the consolidated statements of operations. For the years ended December 31, 2019, 2018 and 2017, advertising costs were $23,368, $11,641, and $7,654, respectively.

Stock-Based Compensation

The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense for those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield (see Note 16, “Stock-Based Compensation”). Generally, the Company issues stock-based awards with only service-based vesting conditions and records the expense for these awards using the straight-line method.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment awards to nonemployees. As a result, stock-based awards granted to consultants and non-employees are accounted for in the same manner as awards granted to employees and directors as described above. The impact of adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. Prior to the adoption of ASU 2018-07, the Company recognized compensation expense for stock-based awards granted to consultants and non-employees over the shorter of the vesting period or the period during which services were rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was re-measured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model.

Self-Insurance Program

The Company self-insures for certain levels of employee medical benefits. The Company maintains a stop-loss insurance policy to protect it from individual losses over $225 per claim in 2019, $175 per claim in 2018 and $150 per claim in 2017. A liability for expected claims incurred but not reported is established on a monthly basis. As claims are paid, the liability is relieved. The Company reviews its self-insurance accruals on a quarterly basis based on actuarial methods to determine the liability for actual claims and claims incurred but not yet reported. As of December 31, 2019 and 2018, the Company’s liability for outstanding claims (included in accrued expenses) was $1,753 and $819, respectively.

Other Comprehensive Loss

Other comprehensive loss includes unrealized gains and losses on short-term marketable securities classified as available-for-sale.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB under its ASC or other standard setting bodies.

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Additional Recently Adopted Pronouncements as of January 1, 2019

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, (Topic 230), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. This standard clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. For private companies, the guidance in the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted this standard on January 1, 2019. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements not yet adopted as of December 31, 2019

In November 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for private companies for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The standard is effective for private companies for fiscal years beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The standard is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of evaluating the effects of adopting this ASU on its consolidated financial statements.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (“ASC”) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For private entities, ASU 2017-11 is effective for annual periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which modifies the effective date of the guidance for private companies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies treatment of certain credit losses and disclosure requirements. The standard is effective for private companies for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

3.	Variable Interest Entities

1Life’s agreements with the PCs generally consist of both Administrative Services Agreements (“ASAs”), which provide for various administrative and management services to be provided by 1Life to the PC, and Succession Agreements, which provide for transition of ownership of the PCs under certain conditions.

The ASAs typically provide that the term of the arrangements is ten years with automatic renewal for successive one-year terms, subject to termination by 1Life or the PC in certain specified circumstances. The outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed by 1Life (or the PC in one instance) under the terms of the Succession Agreements or other shareholders who are also subject to the terms of the Succession Agreements. 1Life has the right to receive income as an ongoing administrative fee in an amount that represents fair value of services rendered and has provided all financial support through loans to the PCs. 1Life has exclusive responsibility for the provision of all nonmedical services including facilities, technology and intellectual property required for the day-to-day operation and management of each of the PCs, and makes recommendations to the PC in establishing the guidelines for the employment and compensation of the physicians and other employees of the PCs. In addition, the agreements provide that 1Life has the right to designate a person(s) to purchase, the stock of the PCs for a nominal amount in the event of a succession event. Based upon the provisions of these agreements, 1Life determined that the PCs are variable interest entities due to its equity holder having insufficient capital at risk, and 1Life has a variable interest in the PCs.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

The contractual arrangement to provide management services allows 1Life to direct the economic activities that most significantly affect the PC. Accordingly, 1Life is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support 1Life provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the current assets and liabilities included on the consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $28,227 and $13,927, respectively, as of December 31, 2019 and $14,936 and $10,833, respectively, as of December 31, 2018. The PCs do not have noncurrent assets or liabilities.

In September 2014, 1Life entered into a joint venture agreement with a healthcare system to jointly operate physician owned primary care offices in a new market. Pursuant to the formation of this joint venture, the healthcare system contributed $10,000 for a 56.9% interest and 1Life contributed management expertise for a 43.1% interest. One of the PCs has the responsibility for the provision of medical services and 1Life has responsibility for the day-to-day operation and management of the offices, including the establishment of guidelines for the employment and compensation of the physicians. Based upon this and other provisions of the operating agreement that indicate that 1Life directs the economic activities that most significantly affect the economic performance of the joint venture, 1Life determined that the joint venture is a variable interest entity and that 1Life is the primary beneficiary. The Company recorded the $10,000 cash received in noncontrolling interests on the consolidated balance sheet. The income and expenses of the joint venture are recorded in the consolidated statements of operations and statements of comprehensive loss as net loss attributable to noncontrolling interests.

The table below present the assets and liabilities (excluding intercompany balances that are eliminated in consolidation) for the joint venture as of December 31, 2019 and 2018:

	Partially Owned
	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,411	$2,556
Accounts receivable, net	817	468
Inventories	-	-
Prepaid expenses and other current assets	24	32
Total current assets	2,252	3,056
Other assets	19	19
Property and equipment, net	1,521	1,725
Right-of-use assets	1,553	-
Total assets	$5,345	$4,800

Liabilities
Current liabilities:
Accounts payable	$57	$3
Accrued expenses	3	3
Lease liabilities, current	265	-
Other current liabilities	57	128
Total current liabilities	382	134
Lease liabilities, non-current	1,946	-
Other liabilities	-	673
Total liabilities	$2,328	$807

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

4.	Fair Value

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
US Treasury obligations	70,178	$-	$-	$70,178
Commercial paper	-	48,968	-	48,968
	$70,178	$48,968	$-	$119,146
Liabilities:
Redeemable convertible preferred stock warrant liability	$-	$-	$7,220	$7,220
	$-	$-	$7,220	$7,220

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
US Treasury obligations	$87,565	$-	$-	$87,565
Commercial paper	-	106,304	-	106,304
	$87,565	$106,304	$-	$193,869
Liabilities:
Redeemable convertible preferred stock warrant liability	$-	$-	$3,701	$3,701
	$-	$-	$3,701	$3,701

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Redeemable Convertible Preferred Stock Warrant Liability

The redeemable convertible preferred stock warrant liability in the table above relates to redeemable convertible preferred stock warrants issued in connection with certain note payable transactions (see Note 12, “Notes Payable”). The fair value of the redeemable convertible preferred stock warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the redeemable convertible preferred stock warrants. Additionally, because the redeemable convertible preferred stock has certain conversion features, the fair value of the related redeemable convertible preferred stock warrants is re-measured to fair value on a periodic basis and any changes to the redeemable convertible preferred stock warrant liability are recorded in the consolidated statements of operations in the related period. The Company determined the fair value per share of the underlying redeemable convertible preferred stock by taking into consideration the most recent sales of its redeemable convertible preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the redeemable convertible preferred stock warrant. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the redeemable convertible preferred stock warrant. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

The assumptions that the Company used to determine the fair value of the redeemable convertible preferred stock warrants were as follows:

	Year Ended December 31,
	2019	2018	2017
Expected stock price volatility	39.9% - 55.4%	40.4% - 44.6%	29.2% - 55.0%
Risk-free interest rate	1.6% - 1.7%	2.7%	2.0% - 2.3%
Remaining contractual term	0.2 - 5 years	1 - 6 years	0.1 - 7 years
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value	$7.10 - $12.53	$2.67 - $6.90	$1.38 - $3.81

The following table provides a roll forward of the aggregate fair values of the Company’s redeemable convertible preferred stock warrant liability, for which fair value is determined using Level 3 inputs:

Convertible Redeemable
Preferred Stock
Warrant Liability
Balance as of December 31, 2016	$3,332
Change in fair value	(646)
Balance as of December 31, 2017	2,686
Warrant exercise	(862)
Change in fair value	1,877
Balance as of December 31, 2018	3,701
Change in fair value	3,519
Balance as of December 31, 2019	$7,220

5.	Revenue Recognition

The reported results for the year ended December 31, 2019 reflect the application under the guidance of Topic 606, while the reported results for the years ending December 31, 2018 and 2017 reflect the application of Topic 605 guidance.

The following table summarizes the Company’s net revenue by primary source:

	Year Ended
	December 31,
	2019	2018	2017
Net revenue:
Net patient service revenue	$145,389	$144,080	$138,581
Partnership revenue	78,734	25,408	5,122
Total net patient service and partnership revenue	224,123	169,488	143,703
Membership revenue	52,135	43,190	33,066
Net revenue	$276,258	$212,678	$176,769

Net patient service revenue is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. Net revenue collectible from commercial and government third-party payers for the years ended December 31, 2019, 2018, and 2017 was $121,502, $119,657 and $116,809, respectively. Net revenue collectible directly from patients, including self-pay, insurance co-pays and deductibles, was $23,887, $24,423 and $21,772 for the years ended December 31, 2019, 2018, and 2017, respectively.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

During the year ended December 31, 2019, the Company recognized revenue of $21,004, which was included in the deferred revenue balance as of December 31, 2018.

During the year ended December 31, 2019, the Company modified an existing contract with a customer in the ordinary course of business resulting in a reduction to net revenue in the amount of $8,000. The Company applied the modification framework within Topic 606 to recognize the remaining transaction price prospectively over the modified contract term, which was through the end of 2019.

The Company updated its assessment of variable consideration for its existing contracts, which did not have a material impact for the year ended December 31, 2019. As summarized in the table below, the Company has recorded contract assets and deferred revenue, which result from timing differences between the Company’s performance and the customer’s payment.

	December 31,
	2019	2018
Balances from contracts with customers:
Accounts receivable	$30,455	$15,971
Contract asset (included in prepaid expenses and other current assets)	600	-
Deferred revenue	23,878	21,759

The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company’s remaining performance obligation as of December 31, 2019, is expected to be recognized as follows:

	Less than	Greater
	or equal to	than
	12 months	12 months	Total
As of December 31, 2019	$40,327	$-	$40,327

6.	Marketable Securities

At December 31, 2019 and 2018, the company’s marketable securities classified as available-for-sale were as follows:

	December 31, 2019
		Gross
	Amortized	unrealized
	cost	losses	Fair value
US Treasury obligations	$48,930	$38	$48,968
Commercial paper	$70,178	-	70,178
	$119,108	$38	$119,146

	December 31, 2018
		Gross
	Amortized	unrealized
	cost	losses	Fair value
US Treasury obligations	$87,579	$(14)	$87,565
Commercial paper	106,304	-	106,304
	$193,883	$(14)	$193,869

As of December 31, 2019 and 2018, all marketable securities have maturity dates within one year.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

7.	Property and Equipment, net

Property and equipment consisted of the following:

	December 31,
	2019	2018
Leasehold improvements	83,018	$48,725
Computer software, including internal-use software	16,508	14,255
Computer equipment	16,653	9,653
Furniture and fixtures	7,359	4,840
Laboratory equipment	3,428	2,212
Construction in progress	12,288	4,011
	139,254	83,696
Less: Accumulated depreciation and amortization	(48,538)	(40,943)
	$90,716	$42,753

The Company capitalized $6,914, $3,466, and $2,461 in internal-use software development costs, and recognized depreciation expense related to these assets of $3,152, $2,137, and $2,390 during the years ended December 31, 2019, 2018, and 2017. The Company had disposals in the ordinary course of business of $6,466, $2,735, and $1,573, and recognized a net loss on disposal of $75, $110, and $131 during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, the net book value of internal-use software was $8,944 and $5,199, respectively. Total depreciation and amortization expense related to property and equipment for the years ended December 31, 2019, 2018, and 2017 was $13,970, $9,586, and $10,275, respectively. All long-lived assets are maintained in the United States.

The Company had immaterial and no financing leased assets held within computer equipment and computer software as of December 31, 2019 and 2018, respectively.

8.	Leases

Leases (ASC 840 only)

Rent expense for the years ended December 31, 2018, and 2017, was $13,810, and $13,391, respectively. Of these amounts, $10,698, and $10,497 is recorded in practice expenses, $3,112, and $2,894 is recorded in general and administrative expenses for the years ended December 31, 2018, and 2017, respectively.

Under ASC 840, future minimum non-cancelable lease payments under the Company’s operating leases as of December 31, 2018 were as follows:

Year Ending December 31,
2019	$17,138
2020	19,745
2021	19,385
2022	17,759
2023	16,489
Thereafter	63,009
$153,525

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Leases (Adoption of ASC Topic 842, Leases (“ASC 842”)

At inception of a contract, the Company determines if a contact meets the definition of a lease. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company assesses throughout the period of use whether the Company has both of the following: i) the right to obtain substantially all of the economic benefits from use of the identified asset, and ii) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and operating lease liabilities are recognized at lease commencement date based on the present value of the minimum future lease payments.

The carrying value of the Company’s right-of-use assets are substantially concentrated in real estate as the Company primarily leases office space. The Company’s policy is not to record leases with an original lease term of one year or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term.

Certain lease agreements include rental payments that are adjusted periodically for inflation or other variables. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. Such adjustments to rental payments and variable non-lease components are treated as variable lease payments and recognized in the period as incurred. Variable lease components and variable non-lease components are not measured as part of the right-of-use assets and lease liability. Only when lease components and their associated non-lease components are fixed are they recognized as part of the right-of- use assets and lease liability.

Most leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 5 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of December 31, 2019. Payments to be made in option periods are recognized as part of the right-of-use lease assets and lease liabilities when the Company is reasonably certain that the option to extend the lease will be exercised or the option to terminate the lease will not be exercised, or is not at the Company’s option. The Company determines whether the reasonably certain threshold is met by considering contract-, asset-, market-, and entity-based factors.

A portfolio approach is applied where appropriate to certain lease contracts with similar characteristics. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.

Certain of the Company’s furniture and fixtures and lab equipment are held under finance leases. These lease-related assets are included in property and equipment, net on the Consolidated Balance Sheets and are immaterial as of December 31, 2019.

The components of operating lease costs were as follows:

Year Ended December 31, 2019
Operating lease costs	$19,165
Variable lease costs	2,612
Total lease costs	$21,777

Other information related to leases was as follows:

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Supplemental cash flow information

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,260

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$57,621

Lease term and discount rate

As of December 31, 2019
Weighted-average remaining lease term (in years)	7.26
Weighted-average discount rate	7.50%

At the lease commencement date, the discount rate implicit in the lease is used to discount the lease liability if readily determinable. If not readily determinable or leases do not contain an implicit rate, the Company’s incremental borrowing rate is used as the discount rate. Management determined the appropriate incremental borrowing rates for each of its leases in accordance with the new standard based on the remaining lease terms at the date of adoption.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019 were as follows (excluding the effect of lease incentives to be received recorded in prepaid expenses and other current assets of $5,781 which serve to reduce total lease payments):

Year Ended December 31,
2020	22,852
2021	23,732
2022	22,119
2023	21,133
2024	20,628
Thereafter	77,561
Total lease payments	188,025
Less: interest	(54,953)
Total lease liabilities	$133,072

The amounts in the table above do not reflect payments for leases that have not yet commenced in the amount of $28,246.

9.	Goodwill and Intangible Assets

The Company’s goodwill was generated from business acquisitions of various PCs and a business acquisition in 2016. There have been no changes to the goodwill carrying value during the years ended December 31, 2019 and 2018.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

The following summarizes the Company’s intangible assets and accumulated amortization:

	December 31, 2019
	Original	Accumulated	Net Book
	Cost	Amortization	Value
Independent physician association agreements	$6,460	$(6,460)	$-
Non compete agreements	1,175	(1,152)	23
Customer relationships	200	(200)	-
Trade names	100	(100)	-
	$7,935	$(7,912)	$23

	December 31, 2018
	Original	Accumulated	Net Book
	Cost	Amortization	Value
Independent physician association agreements	$6,460	$(6,460)	$-
Non compete agreements	1,175	(876)	299
Customer relationships	200	(195)	5
Trade names	100	(100)	-
	$7,935	$(7,631)	$304

As of December 31, 2019, estimated future amortization expense related to intangible assets are as follows:

2020	$23
Total	$23

The Company recorded amortization expense of $281, $361, and $411 for the years ended December 31, 2019, 2018, and 2017, respectively. The intangible assets attributable to the PCs were amortized over five years and the intangible assets attributable to the medical practices were being amortized over the four-year term of the noncompete arrangements. The intangible assets are attributable to a business acquisition in 2016 and are being amortized over two to four years. Intangible assets will be fully amortized by the end of 2020.

10.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2019	2018
Accrued employee compensation and benefits	$13,929	$11,841
Inventories received not yet invoiced	563	2,102
Construction in progress	3,844	1,025
Self-insurance programs	1,753	819
Other accrued expenses	4,774	2,692
	$24,863	$18,479

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

11.	Self-Insurance Reserves

The following table provides a rollforward of the insurance reserves related to the Company’s self-insurance program:

	December 31,
	2019	2018
Beginning balance	$819	$739
Losses paid	(10,867)	(9,151)
Reserves for current period	11,801	9,231
	$1,753	$819

12. Notes Payable

In January 2013, the Company entered into a loan and security agreement (the “LSA”) with an institutional lender and in January 2015, the Company entered into an amended loan agreement with the same institutional lender (“First Amendment Loan). The Company borrowed $10,000 under the First Amendment Loan and used a portion of the proceeds to pay off the outstanding loan balance related to the LSA. In October 2016, the First Amendment Loan agreement was amended to increase the maximum borrowings to $11,000 (“Second Amendment Loan”). A portion of the proceeds from the Second Amendment Loan was used to pay off the outstanding loan balance of $8,739 under the First Amendment Loan. Borrowings under the Second Amendment Loan agreement were repayable in monthly interest-only payments through March 31, 2018 and in 30 equal monthly payments of principal and accrued interest after March 31, 2018 until the maturity date of the Second Amendment Loan agreement on September 1, 2020. Borrowings under the Second Amendment Loan bore interest at a variable rate equal to the greater of the prime rate or 3.5%. In addition, the Second Amendment Loan agreement provided for a final payment, payable upon maturity or the repayment in full of all obligations under the agreement, equal to $550. The final payment was being accreted to interest expense to increase the carrying value of the debt over the term of the loan using the effective interest method.

At its option, the Company was entitled to prepay all of the outstanding borrowings subject to an early termination fee at a reducing rate beginning with 3% of the principal amount outstanding if the prepayment occurred before the first anniversary of the loan. The prepayment penalty is only payable if the loan is terminated early without a refinancing or prepaid early due to a refinancing where the lender is not offered to participate. In addition, the Company must maintain one of two financial covenants: (i) a liquidity ratio of not less than 1.50 to 1.00 or (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00. The Company has been in compliance with the financial covenants as of December 31, 2019 and 2018.

In January, 2017, the Company entered into the Third Amendment to the LSA (“Third Amendment”), which amended the interest rate to the greater of prime plus 1.81% or 5.56%, eliminated the final payment fee of $550, increased the early termination fee by $516 and required the Company to pay a modification fee of $34. All other terms remained the same. The Third Amendment to the LSA agreement was accounted for as a debt modification.

Borrowings under the LSA are secured by substantially all of the Company’s properties, rights and assets, excluding intellectual property. The LSA contains certain customary restrictive covenants that limit the company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, amend the ASA’s and transfer or dispose of assets.

In connection with entering into the LSA agreement, the Company issued to the lenders warrants for the purchase of a specified number of shares of redeemable convertible preferred stock at either (i) an aggregate exercise price of $160, (ii) the lesser of $1.6116 per share or the price per share of the Company’s next financing round, or (iii) 99,280 warrants.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

In connection with entering into the First Amendment Loan, the Company issued to the lenders warrants to purchase 45,533 shares of Series G redeemable convertible preferred stock at an exercise price of $6.59 per share.

The Company recorded the issuance date fair value of warrants as a redeemable convertible preferred stock warrant liability, with a corresponding amount recorded as a debt discount on the Company’s consolidated balance sheets. The debt discount is reflected as a reduction of the carrying value of notes payable on the Company’s consolidated balance sheet and is being amortized to interest expense over the term of the loan using the effective interest method. For the years ended December 31, 2019, 2018, and 2017, the Company recorded aggregate interest expense of $469, $801, and $817, which included non-cash interest expense of $13, $21, and $22, respectively, related to the accretion of debt discounts for common and redeemable convertible preferred stock warrants. The Company’s annual effective interest rate was approximately 7.2%, 6.7%, and 5.9% for the years ended December 31, 2019, 2018, and 2017, respectively.

During the year ended December 31, 2019, 2018, and 2017, the Company made aggregate principal payments of $4,400, $3,300 and $0, respectively.  All future minimum payments on notes payable will be paid in 2020.

As a result of the debt discount and the final payment fees, the future minimum payments of the outstanding notes payable balance do not equal the current and non-current notes payable on the consolidated balance sheets. As of December 31, 2019 and 2018, the balance of the unamortized final payment fees was $15 and $86, respectively, included in notes payable, non-current, on the consolidated balance sheet. As of December 31, 2019 and 2018, the balance of the unamortized debt discount was $3 and $16, respectively, and was included as a component of notes payable, non-current.

13.	Redeemable Convertible Preferred Stock Warrants

As of each balance sheet date, outstanding redeemable convertible preferred stock warrants to purchase shares of redeemable convertible preferred stock consisted of the following:

December 31, 2019
	Number of	Exercise
Date Exercisable	Shares Issuable	Price	Exercisable for	Classification	Expiration
February 26, 2010	100,000	$0.92	Series C	Liability	February 26, 2020
June 28, 2011	250,000	$1.05	Series D	Liability	June 28, 2021
January 30, 2013	99,280	$1.61	Series E	Liability	January 30, 2023
October 3, 2015	11,010	$6.59	Series G	Liability	October 3, 2020
October 5, 2015	10,837	$6.59	Series G	Liability	October 5, 2020
October 7, 2015	4,918	$6.59	Series G	Liability	October 7, 2020
October 8, 2015	5,573	$6.59	Series G	Liability	October 8, 2020
October 12, 2015	5,619	$6.59	Series G	Liability	October 12, 2020
October 14, 2015	113,879	$6.59	Series G	Liability	October 14, 2020
October 28, 2015	3,796	$6.59	Series G	Liability	October 28, 2020
November 4, 2015	22,776	$6.59	Series G	Liability	November 4, 2020
January 26, 2015	45,553	$6.59	Series G	Liability	January 26, 2025
	673,241

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

December 31, 2018
	Number of	Exercise
Date Exercisable	Shares Issuable	Price	Exercisable for	Classification	Expiration
February 26, 2010	100,000	$0.92	Series C	Liability	February 26, 2020
June 28, 2011	250,000	$1.05	Series D	Liability	June 28, 2021
January 30, 2013	99,280	$1.61	Series E	Liability	January 30, 2023
October 3, 2015	11,010	$6.59	Series G	Liability	October 3, 2020
October 5, 2015	10,837	$6.59	Series G	Liability	October 5, 2020
October 7, 2015	4,918	$6.59	Series G	Liability	October 7, 2020
October 8, 2015	5,573	$6.59	Series G	Liability	October 8, 2020
October 12, 2015	5,619	$6.59	Series G	Liability	October 12, 2020
October 14, 2015	113,879	$6.59	Series G	Liability	October 14, 2020
October 28, 2015	3,796	$6.59	Series G	Liability	October 28, 2020
November 4, 2015	22,776	$6.59	Series G	Liability	November 4, 2020
January 26, 2015	45,553	$6.59	Series G	Liability	January 26, 2025
	673,241

The grant date fair value of the redeemable convertible warrants was determined using a Black-Scholes model and was recorded as a redeemable convertible preferred stock warrant liability. The Company re-measured the liability associated with the redeemable convertible preferred stock warrants as of December 31, 2019 and 2018 and determined that the fair value of the redeemable convertible preferred stock warrant liability was $7,220 and $3,701, respectively. The Company recognized gains (losses) in connection with changes in the fair value of the redeemable convertible preferred stock warrant liability of $(3,519), $(1,877), and $646, within other (income) expense, net in the consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017, respectively.

14.	Redeemable Convertible Preferred Stock

As of December 31, 2019 and 2018, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 89,338,425 shares of redeemable convertible preferred stock.

In February 2018, the Company issued 226,500 shares of Series B redeemable convertible preferred stock in connection with a warrant exercise for cash proceeds of $130.

In August 2018, the Company issued 17,699,115 shares of Series I redeemable convertible preferred stock for cash proceeds of $220,000 (less issuance costs of $3,336).

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

As of each balance sheet date, redeemable convertible preferred stock consisted of the following:

	December 31, 2019
		Preferred
	Preferred	Stock			Common Stock
	Stock	Issued and	Carrying	Liquidation	Issuable Upon
	Authorized	Outstanding	Value	Preference	Conversion
Series A preferred stock	1,130,000	1,130,000	$540	$585	1,130,000
Series B preferred stock	6,324,592	6,324,592	4,424	3,500	6,324,592
Series C preferred stock	8,763,634	8,663,634	7,938	8,000	8,663,634
Series D preferred stock	14,528,912	14,278,912	14,899	15,000	14,278,912
Series E preferred stock	12,509,305	12,410,025	19,905	20,000	12,410,025
Series F preferred stock	11,695,449	11,695,449	29,885	30,000	11,695,449
Series G preferred stock	6,829,076	6,605,115	43,358	43,500	6,605,115
Series H preferred stock	7,444,827	7,444,827	64,875	65,000	7,444,827
Series I preferred stock	20,112,630	17,699,115	216,664	220,000	17,699,115
Series I preferred stock	89,338,425	86,251,669	$402,488	$405,585	86,251,669

	December 31, 2018
		Preferred
	Preferred	Stock			Common Stock
	Stock	Issued and	Carrying	Liquidation	Issuable Upon
	Authorized	Outstanding	Value	Preference	Conversion
Series A preferred stock	1,130,000	1,130,000	$540	$585	1,130,000
Series B preferred stock	6,324,592	6,324,592	4,424	3,500	6,324,592
Series C preferred stock	8,763,634	8,663,634	7,938	8,000	8,663,634
Series D preferred stock	14,528,912	14,278,912	14,899	15,000	14,278,912
Series E preferred stock	12,509,305	12,410,025	19,905	20,000	12,410,025
Series F preferred stock	11,695,449	11,695,449	29,885	30,000	11,695,449
Series G preferred stock	6,829,076	6,605,115	43,358	43,500	6,605,115
Series H preferred stock	7,444,827	7,444,827	64,875	65,000	7,444,827
Series I preferred stock	20,112,630	17,699,115	216,664	220,000	17,699,115
	89,338,425	86,251,669	$402,488	$405,585	86,251,669

The holders of the redeemable convertible preferred stock have the following rights and preferences:

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Conversion

Each share of redeemable convertible preferred stock is convertible into shares of common stock on a one-for-one basis, subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization at the option of the stockholder and subject to adjustments in accordance with anti-dilution provisions. In addition, such shares will be converted automatically into common stock at the applicable conversion ratio then in effect for each series of redeemable convertible preferred stock upon the earlier of (i) the immediate closing of a firm commitment underwritten public offering of the Company’s common stock with gross proceeds to the Company of at least $50,000 or (ii) obtaining the affirmative vote of the holders of at least 65% of the outstanding shares of the redeemable convertible preferred stock (voting together as a single class on an as-if-converted basis), two-thirds of the then outstanding shares of Series G (voting as a separate series), a majority of the then outstanding shares of Series H (voting as a separate series), and a majority of the outstanding shares of Series I (voting as a separate series) of the shares of redeemable convertible preferred stock outstanding at the time of such vote.

Voting Rights

Each share of redeemable convertible preferred stock has voting rights equivalent to the number of shares of common stock into which it is convertible. In addition, for so long as at least 1,000,000 shares of each class of redeemable convertible preferred stock remain outstanding, the holders of Series B, C, D, E, F and G redeemable convertible preferred stock, voting as a separate class, are each entitled to elect one director of the Company. As long as at least 1,000,000 shares of Series I remain outstanding, the holders of Series I are entitled to elect two directors of the Company. The holders of redeemable convertible preferred stock, together with the holders of common stock and voting as a single class, are entitled to elect the remaining directors of the Company by vote of a majority of such shares. In addition, in certain circumstances, certain actions related to major transactions are subject to a separate vote by Series I, in a more limited manner, preferred stockholders.

Dividends

Redeemable convertible preferred stockholders are entitled to receive noncumulative dividends if and as declared by the Board of Directors out of any assets legally available, prior to, and in preference to, any declaration or payment of any dividend on the common stock. The dividend rate for redeemable convertible preferred stock per share per annum is 6% for Series A, Series C, Series D and Series E and 8% for Series B, Series F, Series G, Series H and Series I of the original issue price.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company, a change in control, or a sale of substantially all of the Company’s assets, (“liquidation event”), each holder of a share of redeemable convertible preferred stock shall be entitled to receive, prior to, and in preference to, any distribution of any of the assets or property of the Company to the holders of the common stock, for each outstanding share of redeemable convertible preferred stock, an amount per share equal to $0.500 for Series A, $0.574 for Series B, $0.923 for Series C, $1.051 for Series D, $1.612 for Series E, $2.565 for Series F, $6.586 for Series G, $8.731 for Series H, and $12.43 for Series I, plus all declared and unpaid dividends. If, upon any such liquidation event, the assets of 1Life shall be insufficient to make payment in full to all holders of redeemable convertible preferred stock, then such assets shall be first distributed to Series I holders, then distributed among the holders of redeemable convertible preferred stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be, respectively, entitled.

Redemption

The holders of the Company’s redeemable convertible preferred stock have no voluntary rights to redeem shares. A liquidation or winding up of the Company, a change in control, or a sale of substantially all of the Company’s assets would constitute a redemption event which may be outside of the Company’s control. Accordingly, these shares are considered contingently redeemable and are classified as temporary equity on the consolidated balance sheet.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

15.	Common Stock and Common Stock Warrants

Common Stock

On August 21, 2018, the Company amended its Certificate of Incorporation to reclassify each outstanding share of Class A Common Stock and Class B Common Stock to one share of common stock. This amendment was approved by vote of the Company’s Board of Directors and by the requisite stockholder vote via written consent on August 20, 2018. Pursuant to this amendment, each share of common stock shall be entitled to one vote per share. Prior to this amendment, Class A common stock was entitled to one vote per share and Class B common stock was entitled to 10 votes per share.  As of December 31, 2019 and 2018, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value of $0.001 per share.

Subject to any preferences that may apply to outstanding redeemable convertible preferred stock, the holders of common stock are entitled to share equally in any dividends, when and if declared by the Board of Directors.

In October 2018, the Company executed a tender offer to repurchase 1,553,424 shares of certain directors, employees and officers’ vested equity for $12.43 per share for a net total consideration of $14,772 after considering net share settlement. Of the $14,772 of consideration, the fair value of the shares repurchased, net of exercise proceeds, was recorded in additional paid-in capital which totaled $7,533, while the amount paid in excess of the fair value of common stock at the time of the repurchase was recorded as stock-based compensation expense, which totaled $7,239. The repurchased shares were immediately retired.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2019	2018
Conversion of outstanding shares of Redeemable convertible preferred stock	86,251,669	86,251,669
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	673,241	673,241
Warrants to purchase common stock	-	-
Options outstanding under the 2017 Stock Option and Grant Plan	27,806,309	21,503,995
Options available for future issuance	1,350,202	3,861,475
	116,081,421	112,290,380

Common Stock Warrants

In connection with a loan and security agreement entered into in March 2012, the Company issued to the lender warrants to purchase 150,000 shares of common stock that were fully exercised in February 2018.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

16.Stock-Based Compensation

Stock Option Plan

In February 2017, the Board of Directors approved and adopted the 2017 Equity Award Plan (the “Plan”). The Plan is intended as the successor to and continuation of the Company’s 2007 Equity Incentive Plan (the “Prior Plan”). No additional stock awards will be granted under the Prior Plan. The number of shares issuable under the plan is adjusted for capitalization changes, forfeitures, expirations and certain share reacquisitions. Under the Plan, officers, employees, directors, and consultants may be granted incentive and nonstatutory options to purchase shares of common stock. The Plan provides that grants of incentive stock options will be made at no less than the estimated fair value of common stock, as determined by the Board of Directors, at the date of grant. Stock options granted to employees and nonemployees under the Plan generally vest over four years. Options granted under the Plan generally expire ten years after the date of grant. At December 31, 2019 and 2018, 1,350,202 and 3,861,475 shares were available for future grants, respectively.

Stock Option Activity

The following table summarizes stock option activity under the Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2018	21,503,995	$4.30	8.00	$74,546
Granted	7,702,397	10.39
Exercised	(815,959)	3.73
Cancelled	(584,124)	5.99
Outstanding as of December, 2019	27,806,309	$5.97	7.76	$207,956

Options exercisable as of December 31, 2019	11,211,421	$4.19	6.40	$103,864
Options vested and expected to vest as of December 31, 2019	23,219,244	$5.53	7.52	$183,878

The aggregate intrinsic value of options exercised for the years ended December 31, 2019, 2018, and 2017 was $4,998, $17,715, and $2,074, respectively.

The fair value of options granted for the years ended December 31, 2019, 2018, and 2017 was $36,785, $12,137, and $30,514, respectively.

Stock-Based Compensation Expense

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Year Ended December 31,
	2019	2018	2017
Expected term in years	6.3	6.0	6.1
Expected stock price volatility	44.8%	47.7%	55.8%
Risk-free interest rate	1.9%	2.9%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value per option granted	$4.78	$2.64	$2.17

In addition, in March 2016, the Company issued 150,000 shares of restricted stock pursuant to a purchase agreement that was subject to a twenty-four-month pro-rata vesting period with any unvested shares forfeited upon termination of the employees. The fair value of these shares was recorded as stock-based compensation expense in the Company’s consolidated financial statements.

The activity for restricted stock is summarized as follows:

	Number of	Grant-Date
	Shares	Fair Value
Unvested restricted common stock as of December 31, 2017	2,083	$6.19
Granted	-	-
Vested	(2,083)	$6.19
Unvested restricted common stock as of December 31, 2018	-	$-

As of December 31, 2019 and 2018, there is no unrecognized compensation expense related to restricted stock granted by the Company.

Total stock-based compensation expense for employees and nonemployees recognized by the Company for the years ended December 31, 2019, 2018 and 2017, was $14,877, $21,181, and $9,530, respectively. A tax benefit of approximately $707, $3,946, and $134 for the years ended December 31, 2019, 2018, and 2017, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities. At December 31, 2019 and 2018, there was $22,156 and $10,112, respectively, in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 2.2 years.

In September 2017, the Company granted 1,589,798 options to an executive subject to immediate vesting upon the execution of an underwriting agreement for an initial public offering or a change in control. At December 31, 2019 and 2018, there was $3,506 in unrecognized compensation expense related to this performance-based option that is expected to be recognized upon execution of the underwriting agreement for the Company’s planned IPO.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2019	2018	2017
Sales and marketing	$1,256	$552	$267
General and administrative	13,621	20,629	9,263
	$14,877	$21,181	$9,530

In connection with the common stock repurchase and retirement in October 2018 (See Note 15, “Common Stock and Common Stock Warrants”), the Company recorded stock-based compensation expense for the year ended December 31, 2018 of $7,239 of which $208 is included in sales and marketing and $7,031 is included in general and administrative on the consolidated statements of operations and in the table above.

17.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Income tax provision:
Federal	$1	$2	$72
State	86	23	54
Provision for income taxes	87	25	126

The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
Impact of the tax act	0.0%	0.0%	(61.8%)
Valuation allowance	(12.6%)	(16.9%)	32.2%
Section 382 limitations	(10.0%)	0.0%	0.0%
State income tax expense	(1.4%)	(1.4%)	(1.8%)
Stock-based compensation	4.5%	(1.1%)	(2.5%)
Warrant fair value adjustment	(1.4%)	(0.9%)	0.7%
Other, net	(0.3%)	(0.9%)	(1.2%)
Effective income tax rate	(0.2%)	(0.1%)	(0.4%)

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities at December 31, 2019 and 2018 were comprised of the following:

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$53,070	$53,311
Reserves and allowances	-	1,356
Basis difference in fixed and intangible assets	73	437
Stock-based compensation	8,874	5,961
Lease liability	40,122	-
Section 163(j) interest	1,352	-
Total deferred tax assets	103,491	61,065
Valuation allowance	(66,535)	(61,052)
Total deferred tax assets	$36,956	$13
Deferred tax liabilities:
Basis difference in fixed and intangible assets	$(2,426)	$(13)
Right of use asset	(32,651)	-
Capitalized commissions	(52)	-
Reserves and allowances	(1,827)	-
Total deferred tax liabilities	$(36,956)	$(13)
Net deferred tax assets	$-	$-

Of the total deferred tax assets, none are related to the noncontrolling interests as of December 31, 2019 and 2018, respectively.

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered, including the Company’s current and past performance, the market environments in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, as well as tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not, that all of the deferred tax assets may not be realized; and accordingly, as of December 31, 2019 and 2018, the Company has provided a full valuation allowance against its deferred tax assets. The change in total valuation allowance from 2018 to 2019 was an increase of $5,483.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted and included broad tax reforms. The Act reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The rate change resulted in a $17,863 reduction in the Company’s deferred tax assets and a corresponding reduction in the Company’s valuation allowance in 2017.

At December 31, 2019, the Company had net operating loss carryforwards for federal and state and local income tax purposes of $199,935 and $222,007, respectively, which are available to reduce future income subject to income taxes.  Federal net operating losses generated after 2017, of $63,193, do not expire.  The remaining federal and state net operating loss carry forwards will begin to expire, if not used, at various dates beginning in tax year 2025 and 2024, respectively.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

As of December 31, 2019 the Company had federal and state credit carryforwards of $73 and $480, respectively, which are available to reduce future income tax. The federal credits do not expire and some of the state credit carryforwards will begin to expire, if not used, in tax year 2023.

Utilization of some of the federal, state and local net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state and local provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2018, on 1Life ownership history. The net federal operating losses carryforwards of $141,770 and state and local net operating loss carryforwards of $153,655 generated by 1Life are not expected to expire unutilized as a result of ownership changes identified through December 31, 2018.  The Company has identified $25,215 and $31,692 of federal and state net operating losses, respectively, in the PCs that will expire unused due to ownership changes in the non-controlling interests.  Federal credits of $73 and state credits of $71 will not be able to be utilized due to ownership change limitations in the PCs.

The Company has analyzed its filing positions in all significant Federal and State jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. As of December 31, 2019, 2018, and 2017 the Company had no uncertain tax positions. The Company’s tax returns continue to remain subject to examination by U.S. federal and state taxing authorities for effectively all years since inception due to net operating loss carryforwards. The Company is currently under examination by the IRS for the 2017 and 2018 tax years.

18.	Net Loss Per Share

Net Loss Per Share Attributable to 1Life Healthcare, Inc. Stockholders

Basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders’ was calculated as follows:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(53,695)	$(45,501)	$(31,686)
Less: Net loss attributable to noncontrolling interests	(1,141)	(1,086)	(889)
Net loss attributable to 1Life Healthcare, Inc. stockholders'	$(52,554)	$(44,415)	$(30,797)

Denominator:
Weighted average common shares outstanding— basic and diluted	18,476,127	16,735,541	15,002,472
Net loss per share attributable to 1Life Healthcare, Inc. stockholders'— basic and diluted	$(2.84)	$(2.65)	$(2.05)

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

The Company’s potentially dilutive securities, which include stock options, unvested restricted stock, redeemable convertible preferred stock and warrants to purchase shares of redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders’ is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders’ for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	27,806,309	21,503,995	23,826,773
Warrants to purchase common stock	-	-	150,000
Restricted common stock		-	2,083
Redeemable convertible preferred stock (as converted to common stock)	86,251,669	86,251,669	68,326,054
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	673,241	673,241	899,741
	114,731,219	108,428,905	93,204,651

19	Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net revenue	$63,010	$66,233	$69,629	$77,386
Loss from operations	(8,163)	(11,310)	(15,678)	(18,962)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(6,670)	$(11,201)	$(15,257)	$(19,426)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.37)	$(0.61)	$(0.82)	$(1.03)

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net revenue	$53,278	$51,598	$49,760	$58,042
Loss from operations(1)	(6,120)	(10,390)	(8,631)	(19,905)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(6,041)	$(11,573)	$(8,373)	$(18,429)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.38)	$(0.70)	$(0.50)	$(1.04)

(1)

The quarter ended December 31, 2018 included stock-based compensation expense of $7,239 in connection with the common stock repurchase and retirement (See Note 15, “Common Stock and Common Stock Warrants”).

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

20.	Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2019 and 2018, the Company has not incurred any material costs as a result of such indemnifications.

Legal Matters

In May 2018, two former members filed a class action complaint against the Company in the Superior Court of California for the County of San Francisco, or the Court, alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. In September 2018, the Company filed a motion to compel the plaintiffs to individually arbitrate their claims, which motion was granted as to one plaintiff and denied as to the other. The Company is appealing the denial of its motion to compel arbitration and filed its appellate brief in November 2019. The plaintiff compelled to arbitrate filed an arbitration demand in March 2020, and the parties expect to engage with the American Arbitration Association to bring resolution to the claim. In light of, among other things, the early stage of the litigation, the Company is unable to make an estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. Legal fees, net of amounts recoverable from the Company’s insurance provider, have been recorded as general and administrative expenses in the consolidated statements of operations. Additional attorney’s fees in excess of those covered will be expensed as incurred.

In addition, from time to time, the Company has been and may be involved in various legal proceedings arising in the ordinary course of business. The Company currently believes that the outcome of these legal proceedings, either individually or in the aggregate, will not have a material effect on its consolidated financial position, results of operations or cash flows.

Sales and Use Tax

During 2017 and 2018, a state jurisdiction engaged in an audit of 1Life’s sales and use tax records applicable to that jurisdiction from March 2011 through February 2017. As of December 31, 2019, the Company estimated a probable loss from the audit and recorded the estimate in accrued expenses related to one aspect of the finding, including interest and penalties. The Company disputes the other finding representing the majority of the state’s proposed audit change and has filed a notice of appeal. At this time, while the Company believes it has a compelling basis to dispute the audit finding, it is not able to estimate the amount of loss or range of loss, if any, related to this matter.

Employee Benefit Plan

Effective January 1, 2007, the Company adopted a 401(k) plan that is available to all full-time employees over the age of 18, who have been employed at least three months with the Company. Eligible employees may contribute up to 60% of their annual compensation to the 401(k) plan, subject to limitations imposed by federal income tax regulations. The Company matches 50% of the first 3% of amounts contributed by employees. The Company’s contribution was $3,618, $1,764, and $1,371 for the years ended December 31, 2019, 2018, and 2017, respectively.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

21.	Related Party Transactions

Certain of the Company’s investors are also customers of the Company. The Company recognized revenue under contractual obligations from such customers of $27,748, $22,273, and $2,112 for the years ended December 31, 2019, 2018, and 2017, respectively. The Company had outstanding receivable balances of $2,344 and $4,222 from such customers as of December 31, 2019 and 2018.

22.	Subsequent Events

Initial Public Offering

On January 30, 2020, the Company’s registration statement on Form S-1 (File No. 333-235792) relating to its IPO was declared effective by the Securities and Exchange Commission (the “SEC”). The shares began trading on The NASDAQ Global Select Market on January 31, 2020. The public offering price of the shares sold in the IPO was $14.00 per share. The IPO closed on February 4, 2020 and included 20,125,000 shares of common stock, including the underwriters’ option to purchase additional shares at the IPO price.  In aggregate, the shares issued in the offering generated approximately $258,184 in net proceeds, which amount is net of $18,314 in underwriters’ discount and commissions, $3,627 in offering costs incurred as of December 31, 2019 and $1,625 of offering costs incurred subsequent to December 31, 2019. Upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding were automatically converted into 86,251,669 shares of common stock and all warrants will be converted into warrants to purchase 673,241 shares of common stock.  In addition, 1,589,798 options to an executive subject to immediate vesting upon the execution of the underwriting agreement in connection with IPO were vested and $3,506 in unrecognized stock-based compensation expense was recognized.

The table below shows, on a unaudited pro forma basis, the impact of the Company’s IPO on certain condensed balance sheet items as if all of the transactions occurred as of December 31, 2019:

	As of	Pro forma (unaudited) As of
	December 31, 2019	December 31, 2019
Cash and cash equivalents and short-term marketable securities	146,536	409,972
Deferred offering costs included in other assets	3,627	-
Total assets	427,148	686,957
Redeemable convertible preferred stock warrant liability	7,220	-
Total liabilities	208,691	201,471
Redeemable convertible preferred stock, $001 par value-89,338,425 shares authorized, 86,251,669 issued and outstanding, actual; no shares authorized, issued, or outstanding, pro forma	402,488	-
Common stock,18,951,416 shares issued and outstanding; 125,328,085 shares issued and outstanding, proforma	19	125
Additional paid-in capital	93,945	766,862
Accumulated deficit	(281,068)	(284,574)
Total (deficit) equity	(184,031)	485,486

* Pro forma data does not include offering costs incurred subsequent to December 31, 2019.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

In January 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, which took effect upon the execution of the underwriting agreement for the Company’s IPO in January 2020.  The Plan is intended as the successor to and continuation of the 2017 Equity Incentive Plan.

In January 2020, the Company’s stockholders approved the 2020 ESPP Plan.  The 2020 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The Company has initially reserved 2,800,000 shares of common stock for issuance under the 2020 ESPP.  The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the lesser of (1) 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding fiscal year, (2) 2,800,000 shares, and (3) a number of shares determined by our board.