Form 10-Q
period 2020-03-31
1Life Healthcare Inc
filed 2020-05-14
CIK 1404123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-39203

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2020, the registrant had 126,126,553 shares of common stock, $0.001 par value per share, outstanding.

Where You Can Find More Information

Investors and others should note that we announce material financial and other information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also post supplemental materials on the “Events and Presentations” section of its investor relations website at investor.onemedical.com. Except as specifically noted herein, information on or accessible through One Medical’s website is not, and will not be deemed to be, a part of this Quarterly Report on Form 10-Q or incorporated by reference into any other filings we may make with the U.S. Securities and Exchange Commission (the “SEC”).

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on our investor relations website.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$309,647	$27,390
Short-term marketable securities	65,784	119,146
Accounts receivable, net	42,826	33,601
Inventories	3,694	3,192
Prepaid expenses and other current assets	22,370	16,708
Total current assets	444,321	200,037
Restricted cash	1,922	1,922
Property and equipment, net	103,500	90,716
Right-of-use assets	128,476	108,046
Intangible assets, net	-	23
Goodwill	21,301	21,301
Other assets	4,854	8,249
Total assets	$704,374	$430,294
Liabilities, Redeemable Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$9,263	$13,853
Accrued expenses	24,921	24,863
Deferred revenue	39,463	27,024
Operating lease liabilities, current	14,457	12,575
Notes payable, current	2,191	3,282
Other current liabilities	2,393	1,884
Total current liabilities	92,688	83,481
Operating lease liabilities, non-current	143,248	120,497
Redeemable convertible preferred stock warrant liability	-	7,220
Other non-current liabilities	627	639
Total liabilities	236,563	211,837
Commitments and contingencies (Note 14 )
Redeemable convertible preferred stock (Series A, B, C, D, E, F, G, H and I), $0.001 par value; 0 and 89,338,425 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 0 and 86,251,669 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $405,585 as of March 31, 2020 and December 31, 2019, respectively	-	402,488
Equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares and 0 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 and 150,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 126,102,772 and 18,951,416 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	126	19
Additional paid-in capital	780,194	93,945
Accumulated deficit	(314,922)	(281,068)
Accumulated other comprehensive income	82	38
Total stockholders' equity (deficit) attributable to 1Life Healthcare, Inc. stockholders'	465,480	(187,066)
Noncontrolling interests	2,331	3,035
Total equity (deficit)	467,811	(184,031)
Total liabilities, redeemable convertible preferred stock and equity (deficit)	$704,374	$430,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net revenue	$78,756	$63,010
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	51,550	37,780
Sales and marketing	11,155	8,275
General and administrative	39,866	22,419
Depreciation and amortization	5,213	2,699
Total operating expenses	107,784	71,173
Loss from operations	(29,028)	(8,163)
Other income (expense), net:
Interest income	1,035	1,347
Interest expense	(54)	(155)
Change in fair value of redeemable convertible preferred stock warrant liability	(6,560)	(63)
Total other income (expense), net	(5,579)	1,129
Loss before income taxes	(34,607)	(7,034)
Provision (benefit) for income taxes	(49)	10
Net loss	(34,558)	(7,044)
Less: Net loss attributable to noncontrolling interests	(704)	(374)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(33,854)	$(6,670)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.40)	$(0.37)
Weighted average common shares outstanding — basic and diluted	84,884,066	18,204,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(34,558)	$(7,044)
Other comprehensive loss:
Net unrealized gain on short-term marketable securities	44	31
Comprehensive loss	(34,514)	(7,013)
Less: Comprehensive loss attributable to noncontrolling interests	(704)	(374)
Comprehensive loss attributable to 1Life Healthcare, Inc. stockholders	$(33,810)	$(6,639)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(unaudited)

								Total
								Stockholders'
								Equity (Deficit)
								Attributable
							Accumulated	to 1Life
	Redeemable Convertible				Additional		Other	Healthcare,
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stockholders'	Interests	Equity (Deficit)
Balances at December 31, 2018	86,251,669	$402,488	18,135,457	$18	$76,029	$(228,449)	$(14)	$(152,416)	$4,176	$(148,240)
Impact of adoption of ASC 606						(65)		(65)		(65)
Exercise of stock options					587			587		587
Stock-based compensation expense					2,954			2,954		2,954
Net unrealized gain on short-term marketable securities							31	31		31
Net loss						(6,670)		(6,670)	(374)	(7,044)
Balances at March 31, 2019	86,251,669	$402,488	18,135,457	$18	$79,570	$(235,184)	$17	$(155,579)	$3,802	$(151,777)

The accompanying notes are an integral part of these condensed consolidated financial statements

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(unaudited)

								Total
								Stockholders'
								Equity (Deficit)
								Attributable
							Accumulated	to 1Life
	Redeemable Convertible				Additional		Other	Healthcare,
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stockholders'	Interests	Equity (Deficit)
Balances at December 31, 2019	86,251,669	$402,488	18,951,416	$19	$93,945	$(281,068)	$38	$(187,066)	$3,035	$(184,031)
Exercise of redeemable convertible preferred stock warrant	5,573	76						-		-
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(86,257,242)	(402,564)	86,257,242	86	402,478			402,564		402,564
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $23,631			20,125,000	20	258,099			258,119		258,119
Fair value adjustment to redeemable convertible preferred stock warrants upon conversion into common stock warrants					13,740			13,740		13,740
Exercise of stock options			293,807	-	1,534			1,534		1,534
Exercise of common stock warrants			11,010	-	73			73		73
Cashless exercise of common stock warrants			464,297	1	-			1		1
Stock-based compensation expense					10,325			10,325		10,325
Net unrealized gain on short-term marketable securities							44	44		44
Net loss						(33,854)		(33,854)	(704)	(34,558)
Balances at March 31, 2020	-	$-	126,102,772	$126	$780,194	$(314,922)	$82	$465,480	$2,331	$467,811

The accompanying notes are an integral part of these condensed consolidated financial statements

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(34,558)	$(7,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	150	-
Depreciation and amortization	5,213	2,699
Accretion of discounts and amortization of premiums on short-term marketable securities, net	(298)	(1,118)
Change in fair value of redeemable convertible preferred stock warrant liability	6,560	63
Amortization of right-of-use assets	3,177	2,358
Stock-based compensation	10,325	2,954
Other non-cash items	(1)	37
Changes in operating assets and liabilities:
Accounts receivable, net	(9,375)	(9,044)
Inventories	(502)	248
Prepaid expenses and other current assets	(2,225)	(3,186)
Other assets	(232)	(298)
Accounts payable	(4,022)	1,661
Accrued expenses	2,552	(3,479)
Deferred revenue	12,439	4,420
Operating lease liabilities	(2,411)	(1,831)
Other liabilities	508	133
Net cash used in operating activities	(12,700)	(11,427)
Cash flows from investing activities:
Purchases of property and equipment, net	(20,458)	(6,319)
Purchases of short-term marketable securities	(47,573)	(87,267)
Maturities of short-term marketable securities	101,314	104,800
Net cash provided by investing activities	33,283	11,214
Cash flows from financing activities:
Proceeds from initial public offering	281,750	-
Payment of underwriting discount and commissions and offering costs	(20,609)	-
Proceeds from the exercise of stock options	1,534	587
Proceeds from the exercise of redeemable convertible preferred and common stock warrants	110	-
Repayment of notes payable	(1,100)	(1,100)
Payment of principal portion of finance lease liability	(11)	-
Net cash provided by (used in) financing activities	261,674	(513)
Net increase (decrease) in cash, cash equivalents and restricted cash	282,257	(726)
Cash, cash equivalents and restricted cash at beginning of period	29,329	38,656
Cash, cash equivalent and restricted cash at end of period	$311,586	$37,930
Supplemental disclosure of cash flow information:
Cash paid for interest	$49	$133
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$6,615	$2,790
Offering costs included in accounts payable and accrued expenses	$713	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(unaudited)

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

Initial Public Offering

On February 4, 2020, the Company closed its initial public offering (“IPO”) and sold 20,125,000 shares of common stock, including the underwriters’ option to purchase additional shares at the IPO price. The public offering price of the shares sold in the IPO was $14.00 per share. In aggregate, the shares issued in the offering generated $258,119 in net proceeds, which amount is net of $18,314 in underwriters’ discount and commissions, and $5,317 in offering costs incurred as of March 31, 2020. Upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding were automatically converted into 86,257,242 shares of common stock and all redeemable preferred stock warrants were converted into warrants to purchase 667,668 shares of common stock.  In addition, 1,589,798 options held by a named executive officer that were subject to immediate vesting upon the execution of the IPO underwriting agreement vested and accordingly, $3,506 of stock-based compensation expense was recognized.

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), and include the accounts of 1Life and variable interest entities in which 1Life has an interest and is the primary beneficiary (see Note 3, “Variable Interest Entities”). Intercompany accounts and transactions have been eliminated in consolidation. The noncontrolling interests attributable to the Company’s variable interest entities are presented as a separate component of equity in the condensed consolidated balance sheets.

The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2020.

In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, cash flows and the change in equity for the periods presented.

The company identified a balance sheet misclassification which was not material to the previously issued financial statements. However, the Company has corrected the December 31, 2019 comparative amounts to increase accounts receivable, net and deferred revenue by $3,146 as presented in the condensed consolidated balance sheet.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, determination of useful lives for property and equipment, intangible assets including goodwill, capitalized internal-use software, allowance for doubtful accounts, valuation of redeemable convertible preferred stock warrant liabilities, self-insurance reserves, valuation of common stock, stock options valuations, contingent liabilities and income taxes. Actual results could differ from those estimates.

Due to the COVID-19 global pandemic, the global economy and financial markets have been disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or an adjustment to the carrying value of its assets or liabilities. The accounting estimates and other matters assessed include, but were not limited to, allowance for doubtful accounts, goodwill and other long-lived assets, and revenue recognition. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. Cash and cash equivalents consisted of cash on deposit, investments in money market funds, U.S. Treasury obligations and commercial paper. Restricted cash represents cash held under letters of credit for various leases. The expected duration of restrictions on the Company’s restricted cash ranges from 1 to 10 years.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	March 31,	December 31,	March 31,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$309,647	$27,390	$35,966	$36,692
Restricted cash, current (included in prepaid expenses and other current assets)	17	17	25	25
Restricted cash, non-current	1,922	1,922	1,939	1,939
	$311,586	$29,329	$37,930	$38,656

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the company to concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are invested in highly rated money market funds and commercial paper. At times the Company’s cash balances with individual banking institutions may be in excess of federally insured limits. The Company’s marketable securities are invested in U.S. Treasury obligations and commercial paper. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities. The Company grants unsecured credit to patients, most of whom reside in the service area of the One Medical facilities and are largely insured under third-party payer agreements. The Company’s concentration of credit risk is limited by the diversity, geography and number of patients and payers.

The table below presents the customers that individually represented 10% or more of the Company’s accounts receivable, net balance as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019

Customer A	N/A	10%
Customer B	18%	N/A
Customer C	29%	11%
Customer D	N/A	12%

The table below presents the customers that individually exceeded 10% or more of the Company’s net revenue for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019

Customer A	13%	14%
Customer B	11%	10%
Customer C	11%	14%

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” in Item 15. Exhibits, Financial Statement Schedules. of its Form 10-K for the fiscal year ended December 31, 2019.

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

Additional Recently Adopted Pronouncements as of March 31, 2020

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The standard is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (“ASC”) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For private entities, ASU 2017-11 is effective for annual periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements not yet adopted as of March 31, 2020

In November 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for private companies for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The standard is effective for private companies for fiscal years beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04,

Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which modifies the effective date of the guidance for private companies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies treatment of certain credit losses and disclosure requirements. In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which clarifies or addresses stakeholders’ specific issues including determining the contractual term of a net investment in a lease for the purposes of measuring expected credit losses. The standard is effective for private companies for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

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

The contractual arrangement to provide management services allows 1Life to direct the economic activities that most significantly affect the PC. Accordingly, 1Life is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support 1Life provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the current assets and liabilities included in the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $25,830 and $16,266, respectively, as of March 31, 2020 and $28,227 and $13,927, respectively, as of December 31, 2019. The PCs do not have noncurrent assets or liabilities.

In September 2014, 1Life entered into a joint venture agreement with a healthcare system to jointly operate physician owned primary care offices in a new market. Pursuant to the formation of this joint venture, the healthcare system contributed $10,000 for a 56.9% interest and 1Life contributed management expertise for a 43.1% interest. One of the PCs has the responsibility for the provision of medical services and 1Life has responsibility for the day-to-day operation and management of the offices, including the establishment of guidelines for the employment and compensation of the physicians. Based upon this and other provisions of the operating agreement that indicate that 1Life directs the economic activities that most significantly affect the economic performance of the joint venture, 1Life determined that the joint venture is a variable interest entity and that 1Life is the primary beneficiary. The Company recorded the $10,000 cash received in noncontrolling interests in the condensed consolidated balance sheet. The income and expenses of the joint venture are recorded in the condensed consolidated statements of operations and statements of comprehensive loss as net loss attributable to noncontrolling interests.

The table below present the assets and liabilities (excluding intercompany balances that are eliminated in consolidation) for the joint venture as of March 31, 2020 and December 31, 2019:

	Partially Owned
	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$810	$1,411
Accounts receivable, net	768	817
Prepaid expenses and other current assets	17	24
Total current assets	1,595	2,252
Other assets	19	19
Property and equipment, net	1,504	1,521
Right-of-use assets	1,509	1,553
Total assets	$4,627	$5,345

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$9	$60
Lease liabilities, current	273	265
Other current liabilities	88	57
Total current liabilities	370	382
Lease liabilities, non-current	1,872	1,946
Total liabilities	$2,242	$2,328

4.	Fair Value

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
US Treasury obligations	$25,013	$-	$-	$25,013
Commercial paper	-	40,771	-	40,771
	$25,013	$40,771	$-	$65,784

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
US Treasury obligations	$48,968	$-	$-	$48,968
Commercial paper	-	70,178	-	70,178
	$48,968	$70,178	$-	$119,146
Liabilities:
Redeemable convertible preferred stock warrant liability	$-	$-	$7,220	$7,220
	$-	$-	$7,220	$7,220

During the three months ended March 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Redeemable Convertible Preferred Stock Warrant Liability

The redeemable convertible preferred stock warrant liability in the table above relates to redeemable convertible preferred stock warrants issued in connection with certain note payable transactions (see Note 10, “Notes Payable”). The fair value of the redeemable convertible preferred stock warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The warrants were liability-classified due to the contingent redemption features in the underlying preferred stock and were consequently measured at their fair value of $7,220 as of December 31, 2019. Upon the closing of our IPO in the first quarter of 2020, the warrants to purchase shares of redeemable convertible preferred stock became exercisable and were automatically converted to purchase shares of common stock, at which time we adjusted the redeemable convertible preferred stock warrant liability to fair value at $13,740 prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of our initial public offering, the warrants will no longer be subject to fair value accounting.

5.	Revenue Recognition

The following table summarizes the Company’s net revenue by primary source:

	Three Months Ended
	March 31,
	2020	2019
Net revenue:
Net patient service revenue	$34,086	$33,546
Partnership revenue	29,455	17,458
Total net patient service and partnership revenue	63,541	51,004
Membership revenue	15,215	12,006
Net revenue	$78,756	$63,010

Net patient service revenue is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. Net revenue collectible from commercial and government third-party payers for the three months ended March 31, 2020 and 2019 was $29,891 and $28,002, respectively. Net revenue collectible directly from patients, including self-pay, insurance co-pays and deductibles, was $4,195 and $5,544 for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, the Company recognized revenue of $9,441, which was included in the deferred revenue balance as of December 31, 2019. During the three months ended March 31, 2019, the Company recognized revenue of $8,951, which was included in the deferred revenue balance as of December 31, 2018

During the three months ended March 31, 2020, the Company updated its assessment of variable consideration for its existing contracts which resulted in a reduction to net revenue in the amount of $3,700. The estimate of the variable consideration is based on the assessment of historical, current, and forecasted performance.

As summarized in the table below, the Company has recorded contract assets and deferred revenue, which result from timing differences between the Company’s performance and the customer’s payment.

	March 31,	December 31,
	2020	2019
Balances from contracts with customers:
Accounts receivable	$42,826	$33,601
Contract asset (included in prepaid expenses and other current assets)	246	600
Deferred revenue	39,463	27,024

The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company’s remaining performance obligation as of March 31, 2020, is expected to be recognized as follows:

	Less than	Greater
	or equal to	than
	12 months	12 months	Total
As of March 31, 2020	$29,049	$-	$29,049

6.	Marketable Securities

At March 31, 2020 and December 31, 2019, the company’s marketable securities classified as available-for-sale were as follows:

	March 31, 2020
		Gross
	Amortized	unrealized
	cost	gains	Fair value
US Treasury obligations	$24,910	$103	$25,013
Commercial paper	40,771	—	40,771
	$65,681	$103	$65,784

	December 31, 2019
		Gross
	Amortized	unrealized
	cost	losses	Fair value
US Treasury obligations	$48,930	$38	$48,968
Commercial paper	70,178	-	70,178
	$119,108	$38	$119,146

As of March 31, 2020 and December 31, 2019, all marketable securities have maturity dates within one year.

7.	Property and Equipment, net

Property and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
Leasehold improvements	$95,087	$83,018
Computer software, including internal-use software	18,908	16,508
Computer equipment	18,408	16,653
Furniture and fixtures	8,637	7,359
Laboratory equipment	4,586	3,428
Construction in progress	11,491	12,288
	157,117	139,254
Less: Accumulated depreciation and amortization	(53,617)	(48,538)
	$103,500	$90,716

The Company capitalized $2,396 and $1,351 in internal-use software development costs, and recognized depreciation expense related to these assets of $1,020 and $635 during the three months ended March 31, 2020 and 2019, respectively. The Company had disposals in the ordinary course of business of $100 and $126, and the net loss on disposal was immaterial during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the net book value of internal-use software was $10,321 and $8,944, respectively. Total depreciation and amortization expense related to property and equipment for the three months ended March 31, 2020 and 2019 was $5,178 and $2,625, respectively. All long-lived assets are maintained in the United States.

The Company had immaterial and no financing leased assets held within computer equipment and computer software as of March 31, 2020 and December 31, 2019, respectively.

8.	Leases

Most leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 5 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of March 31, 2020. Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.

Certain of the Company’s furniture and fixtures and lab equipment are held under finance leases. These lease-related assets are included in property and equipment, net in the condensed consolidated balance sheets and are immaterial as of March 31, 2020.

The components of operating lease costs were as follows:

Three Months Ended March 31, 2020
Operating lease costs	$5,960
Variable lease costs	1,016
Total lease costs	$6,976

Other information related to leases was as follows:

Supplemental cash flow information

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,438

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$23,607

Lease term and discount rate

As of March 31, 2020
Weighted-average remaining lease term (in years)	8.75
Weighted-average discount rate	7.81%

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

Future minimum lease payments under non-cancellable operating leases as of March 31, 2020 were as follows (excluding the effect of lease incentives to be received recorded in prepaid expenses and other current assets of $7,149 which serve to reduce total lease payments):

As of March 31, 2020
Remainder of 2020	$19,530
2021	26,896
2022	25,362
2023	24,457
2024	24,030
Thereafter	100,981
Total lease payments	221,256
Less: interest	(63,551)
Total lease liabilities	$157,705

9.	Notes Payable

In January 2013, the Company entered into a loan and security agreement with an institutional lender and with subsequent amendments for borrowings of $11,000 at an interest rate to the greater of prime plus 1.81% or 5.56%, (“the “LSA”). In connection with the LSA agreement, the Company issued to the lenders 494,833 warrants.

Borrowings under the LSA are secured by substantially all of the Company’s properties, rights and assets, excluding intellectual property. The LSA contains certain customary restrictive covenants that limit the company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, amend the ASA’s and transfer or dispose of assets. In addition, the Company must maintain one of two financial covenants: (i) a liquidity ratio of not less than 1.50 to 1.00 or (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00. The Company has been in compliance with the financial covenants as of March 31, 2020.

For the three months ended March 31, 2020 and 2019, the Company recorded aggregate interest expense of $51 and $155, respectively. The non-cash interest expense related to the accretion of debt discounts for common and redeemable convertible preferred stock warrants included in the aggregate interest expense for the three months ended March 31, 2020 and 2019 was immaterial. The Company’s annual effective interest rate was approximately 6.4% and 7.3% for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020 and 2019, the Company made aggregate principal payments of $1,100 and $1,100, respectively. All future minimum payments on notes payable will mature in 2020.

As a result of the debt discount and the final payment fees, the future minimum payments of the outstanding notes payable balance do not equal the current notes payable in the condensed consolidated balance sheets.

10.	Redeemable Convertible Preferred Stock

As of December 31, 2019, there were warrants to purchase 100,000 shares of Series C redeemable convertible preferred stock, 250,000 shares of Series D redeemable convertible preferred stock, 99,280 shares of Series E redeemable convertible preferred stock, and 223,961 shares of Series G redeemable convertible preferred stock outstanding.  Warrants to purchase 5,573 shares of Series G redeemable convertible preferred stock were converted to preferred stock prior to the closing of the IPO.  During three months ended March 31, 2020, all warrants were converted into warrants to purchase 667,668 shares of common stock. Upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding were automatically converted into 86,257,242 shares of common stock.

11.Stock-Based Compensation

Stock Option Plan

In January 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan, or the 2020 Plan, which took effect upon the execution of the underwriting agreement for the Company’s IPO in January 2020.  The Plan is intended as the successor to and continuation of the 2017 Equity Incentive Plan. No additional stock awards will be granted under the Prior Plan.

In February 2017, the Board of Directors approved and adopted the 2017 Equity Award Plan (the “Plan”). The Plan is intended as the successor to and continuation of the Company’s 2007 Equity Incentive Plan (the “Prior Plan”). No additional stock awards will be granted under the Prior Plan. The number of shares issuable under the plan is adjusted for capitalization changes, forfeitures, expirations and certain share reacquisitions. The Plan provides for the grants of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), restricted stock awards, and restricted stock unit awards ("RSUs"). ISOs may be granted only to employees, including officers. All other awards may be granted to employees, including officers, non-employee directors and consultants. The Plan provides that grants of ISOs will be made at no less than the estimated fair value of common stock, as determined by the Board of Directors, at the date of grant. Stock options granted to employees and nonemployees under the Plan generally vest over four years. Options granted under the Plan generally expire ten years after the date of grant. At March 31, 2020, 18,882,639 shares were available for future grants.

2020 Employee Stock Purchase Plan

In January 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (“ESPP”) Plan.  The 2020 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The Company has initially reserved 2,800,000 shares of common stock for issuance under the 2020 ESPP.  The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the lesser of (1) 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding fiscal year, (2) 2,800,000 shares, and (3) a number of shares determined by our board. The stock-based compensation expense recognized for the ESPP was $410 during the three months ended March 31, 2020.

Stock Option Activity

The following table summarizes stock option activity under the Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2019	27,806,309	$5.97	7.76	$207,956
Granted	160,400	15.00
Exercised	(293,807)	5.22
Cancelled	(92,523)	8.19
Outstanding as of March 31, 2020	27,580,379	$6.02	7.27	$334,432

Options exercisable as of March 31, 2020	13,648,393	$4.29	5.92	$189,208
Options vested and expected to vest as of March 31, 2020	23,558,525	$5.61	7.01	$295,441

The aggregate intrinsic value of options exercised for the three months ended March 31, 2020 and 2019 was $3,334 and $474, respectively.

The fair value of options granted for the three months ended March 31, 2020 and 2019 was $1,250 and $3,882, respectively.

RSU Activity

The following table summarizes the RSU activity under the Plan:

	Number of	Grant Date
	Shares	Fair Value
Unvested and outstanding as of December 31, 2019	-	$-
Granted	1,208,056	19.89
Vested	-	-
Canceled and forfeited	(8,370)	20.78
Unvested and outstanding as of March 31, 2020	1,199,686	$19.88

Stock-Based Compensation Expense

Total stock-based compensation expense for employees and nonemployees recognized by the Company for the three months ended March 31, 2020 and 2019 was $10,325 and $2,954, respectively. A tax benefit of approximately $55 and $280 for the three months ended March 31, 2020 and 2019, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities. At March 31, 2020, there was $33,894 in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 2.14 years.

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
Sales and marketing	$600	$311
General and administrative	9,725	2,643
	$10,325	$2,954

12.	Income Taxes

The Company recorded an income tax benefit of $49 and provision of $10 for the three months ended March 31, 2020 and March 31, 2019, respectively. This represents an effective tax rate for the respective periods of 0.2% and -0.2%, respectively. The Company has historically been in an overall loss position and is only subject to state minimum taxes. The Company maintains a full valuation allowance for all of its deferred tax assets. The effective tax rates in 2020 and 2019 differs from the federal statutory rate due to the change in need for the valuation allowance.

Intended to provide economic relief to those impacted by the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 and includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. The CARES Act did not have a material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020 and 2019.

13.	Net Loss Per Share

Net Loss Per Share Attributable to 1Life Healthcare, Inc. Stockholders

Basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders’ was calculated as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(34,558)	$(7,044)
Less: Net loss attributable to noncontrolling interests	(704)	(374)
Net loss attributable to 1Life Healthcare, Inc. stockholders'	$(33,854)	$(6,670)

Denominator:
Weighted average common shares outstanding— basic and diluted	84,884,066	18,204,715
Net loss per share attributable to 1Life Healthcare, Inc. stockholders'— basic and diluted	$(0.40)	$(0.37)

The Company’s potentially dilutive securities, which include stock options, unvested RSUs, redeemable convertible preferred stock and warrants to purchase shares of redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders’ is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders’ for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	27,580,379	22,247,103
Warrants to purchase common stock	161,825	-
RSUs	1,199,686	-
Redeemable convertible preferred stock (as converted to common stock)	-	86,251,669
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	-	673,241
	28,941,890	109,172,013

14.	Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2020 and December 31, 2019, the Company has not incurred any material costs as a result of such indemnifications.

Legal Matters

In May 2018, a class action complaint was filed against the Company in the Superior Court of California for the County of San Francisco, or the Court, alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. In September 2018, the Company filed a motion to compel the plaintiffs to individually arbitrate their claims, which motion was granted as to one plaintiff and denied as to the other. The Company is appealing the denial of its motion to compel arbitration and filed its appellate brief in November 2019.  Appellate proceedings are delayed due to COVID-related court shutdowns. The plaintiff compelled to arbitrate filed an arbitration demand in March 2020, and the parties are engaging with the American Arbitration Association to bring resolution to the claim.  In light of, among other things, the early stage of the litigation, the Company is unable to make an estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. Legal fees, net of amounts recoverable from the Company’s insurance provider, have been recorded as general and administrative expenses in the condensed consolidated statements of operations. Additional attorney’s fees in excess of those covered will be expensed as incurred.

In addition, from time to time, the Company has been and may be involved in various legal proceedings arising in the ordinary course of business. The Company currently believes that the outcome of these legal proceedings, either individually or in the aggregate, will not have a material effect on its consolidated financial position, results of operations or cash flows.

Sales and Use Tax

During 2017 and 2018, a state jurisdiction engaged in an audit of 1Life’s sales and use tax records applicable to that jurisdiction from March 2011 through February 2017. As of March 31, 2020, the Company estimated a probable loss from the audit and recorded the estimate in accrued expenses related to one aspect of the finding, including interest and penalties. The Company disputes the other finding representing the majority of the state’s proposed audit change and has filed a notice of appeal. At this time, the Company believes it has a compelling basis to dispute the audit finding and it is not able to estimate the amount of loss or range of loss, if any, related to this matter.

15.	Related Party Transactions

Certain of the Company’s investors are also customers of the Company. The Company recognized revenue under contractual obligations from such customers of $8,553 and $6,238 for the three months ended March 31, 2020 and 2019, respectively. The Company had outstanding receivable balances of $8,510 and $2,344 from such customers as of March 31, 2020 and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements.  In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate we have conducted exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risk, uncertainties and assumptions. Our actual results may differ materially from management’s expectations and those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the continuing impact of the COVID-19 pandemic and societal and governmental responses as well as those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Our vision is to delight millions of members with better health and better care while reducing the total cost of care. Our mission is to transform health care for all through our human-centered, technology-powered model. We are a membership-based primary care platform with seamless digital health and inviting in-office care, convenient to where people work, shop, live and click. We are disrupting health care from within the existing ecosystem by simultaneously addressing the frustrations and unmet needs of key stakeholders, which include consumers, employers, providers, and health networks. As of March 31, 2020, we had approximately 455,000 members in ten markets in the United States and greater than 7,000 employer clients.

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

Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. We were founded in 2007 in San Francisco and have since grown to 455,000 members and 92 medical offices in ten markets across the United States as of March 31, 2020.

Impact of COVID-19 on Our Business

For the three months ended March 31, 2020, COVID-19 has positively impacted our membership, while related community self-isolation practices and shelter-in-place requirements have negatively impacted our net revenue, cost of care as a percentage of net revenue, and loss from operations. Beginning in early March, we primarily saw an increase in interest by employers to offer us to their employees as a result of COVID-19 related developments, as well as a year-over-year increase in activation by employees whose employers had already contracted with us. At the same time, community self-isolation practices and shelter-in-place requirements reduced in-office visits, negatively affecting our net patient service revenue and the visit revenue that our health network partners are able to generate from these members.

This decline of in-office visit volumes was partially offset through the launch of mobile testing facilities, as well as new product launches. We opened our first mobile COVID-19 testing site in March and have since expanded our mobile testing facilities to 18 sites. We have also launched Remote Visits where our providers perform typical primary care visits with our members remotely from either one of our offices or from a provider’s home.

Of our 92 medical offices, we have temporarily closed some of our near-site offices and most of our on-site offices, while 58 of our offices remain open to our members, along with our 18 mobile testing facilities. We have not laid off or reduced salaries of our employees and providers. As a result, our cost of care as a percentage of net revenue and our loss from operations have increased for the three months ended March 31, 2020 due to lower net revenue as a result of COVID-19 and costs associated with newly opened offices.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition or liquidity, and expect the evolving COVID-19 pandemic to continue to impact our business and results of operations. Prolonged community self-isolation practices and shelter-in-place requirements, ongoing uncertainties about COVID-19, and other changes have reduced and may likely continue to reduce in-office visits, negatively affecting our net patient service revenue and the visit revenue our health network partners are able to generate, notwithstanding potential membership growth. While we have established contractual arrangements with our health network partners, the reduced visit revenue that our health network partners are able to generate from our members as a result of COVID-19 and related governmental and community responses may result in our partners seeking contractual accommodations. As a result of these multiple factors, we anticipate that our net revenue and results of operations will continue to be negatively impacted for at least the three months ended June 30, 2020 and for so long as the pandemic and related effects persist. As we cannot predict the long-term impact of COVID-19 and related changes, including the volume and extent of patient visit backlog once shelter-in-place requirements and community self-isolation practices are relaxed or lifted, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition or liquidity. As of March 31, 2020, we had cash, cash equivalents and short-term marketable securities of $375.4 million and current debt liabilities of $2.2 million.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others.  The CARES Act did not have a material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020 and 2019. The primary features of the CARES Act from which the Company will benefit is the deferral of the employer-paid portion of social security taxes and the acceleration of its refundable Alternative Minimum Tax (“AMT”) credits.

Our Business Model

We have developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. Our annual membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered under health insurance programs. Our members join either individually as consumers by paying an annual membership fee or are sponsored by an enterprise client who purchases a subscription for their employees and, increasingly, their dependents. All members have actively registered with us. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging, and our in-office care is delivered at any of our 92 medical offices as of March 31, 2020.

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

We generate a portion of our revenue through membership fees charged to either consumer members or enterprise clients. As of March 31, 2020, our current list price for new members for annual consumer membership fee was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.

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

Our membership fee revenue and partnership revenue are contractual and recurring in nature. Membership revenue and partnership revenue represented 57% and 47% of total net revenue for the three months ended March 31, 2020 and 2019, respectively. The increased percentage of revenue that is contractual and recurring in nature is due to continued expansion of enterprise on-site partnerships since 2018 and new agreements with health network partners since 2019.

The remainder of our net revenue is primarily received on a per visit fee-for-service basis from member health insurance plans or patients, and in certain markets, with billing rates based on our agreements with health network partners. We call this net patient service revenue. We use historical patient visit rates, our historical mix of services performed, and current reimbursement rates to help us analyze and explain historical net patient service revenue from this part of our business.

Key Factors Affecting Our Performance

•

Acquisition of Net New Members and Enterprise Clients. We believe that our ability to increase our membership will enable us to drive financial growth as members drive our membership revenue, partnership revenue and net patient service revenue. However, the COVID-19 pandemic and related governmental and community responses have resulted in reduced in-office visits, partially offset by the introduction of increased virtual care services. As a result, our ability to generate revenue from our members has been negatively impacted as compared to prior periods. We continue to have significant opportunities to increase members in our existing markets through (i) new sales to consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients, and (iii) adding other potential services. Our ability to enroll new members either as consumer members or through enterprise clients will impact our results of operations. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee. The levels of activation rates at our enterprise clients may also affect the renewal rates of our enterprise clients. While we do not regularly monitor activation rates and related metrics across enterprise clients, we may use these metrics to compare member activation across different enterprise clients and to look for opportunities for additional membership activation within existing enterprise clients. We also intend to acquire members by expanding into new markets, including by entering three new markets in 2020.

•

Components of Revenue. Our ability to maintain or improve pricing levels under our contracts with health networks will impact our results of operations. We recognize net patient service revenue on a per visit basis at amounts dependent on (i) our billing rates and third-party payer contracted rates, including in certain cases through agreements with health networks, (ii) the mix of members who are commercially insured and (iii) the nature of visits. In addition, we may add additional services in the future for which we may charge in a variety of ways. To the extent the net amounts we charge our members, partners and clients change, our net revenue will also change. We recognize partnership revenue, among other things, from our health network partners on a fixed PMPM basis. When entering these partnership agreements, our health network partners consider, among other things, the visit revenue they receive in return for entering into a fixed PMPM arrangement. As a result of COVID-19, the number of visits from our members has declined significantly, negatively impacting our net patient service revenue and the visit revenue received by our health network partners from member visits under these partnership agreements.

•

Care Margin. Care margin is driven by net revenue, expansion of new medical offices or new services, average utilization of our services, and provider- and office-related expenses. As we open new medical offices or add new services, our care margin is likely to decrease initially due to a lag in realization of revenue from those new offices or services. In markets where we earn partnership revenue on fixed PMPM contracts, higher patient visits, longer lengths of visits or increased use of medical supplies will lower our care margin. In markets where we earn patient service revenue, increased visits typically result in higher care margin. To the extent we need to increase the compensation for our providers, our care margin may decline. As a result of COVID-19, we expect our care margin to decline due to decreased net revenue and our increased operational efforts related to COVID-19.

•

Investments in Growth. We expect to continue to focus on long-term growth through investments in sales and marketing, technology research and development, and existing and new medical offices. We are working to enhance our digital health and technology offering and increase the potential breadth of our modernized platform solution. In particular, we have launched digital health initiatives in response to COVID-19, including remote visit services where our providers perform typical primary care visits with our members remotely from either one of our offices or from their home. As we expand to new markets, we expect to make significant upfront investments in sales and marketing to establish brand awareness and acquire new members. Additionally, we intend to continue to invest in new offices in new and existing markets. As we invest in new markets, in the short term, we expect these activities to increase our operating expenses and cost of care; however, in the long term we anticipate that these investments will positively impact our results of operations. As a result of COVID-19, we may reduce the number of offices we intend to open as well as their average size in the near term, and will continue to evaluate our capital resources for our growth strategy.

•

Seasonality. As a result of seasonal trends, we experience our highest levels of office visits and patient service revenue during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second and third quarters of the year have historically been the period of lower office visits, and as a result, lower patient service revenue relative to the other quarters of the year. However, the effects of this seasonality have historically been partially offset by our partnership revenue and membership revenue, which are recognized ratably over the period of each contract and recurring in nature, as well as our period-over-period growth. In the near term, we expect these seasonal trends to fluctuate due to the COVID-19 pandemic and resulting changes in in-office visits and virtual care utilization.

Key Metrics and Non-GAAP Financial Measures

We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

	Three Months Ended
	March 31,
	2020	2019
Members (as of the end of the period)	455,000	364,000
Net revenue	$78,756	$63,010
Care margin	$27,206	$25,230
Adjusted EBITDA	$(13,490)	$(2,510)

Members

A member is a person who has paid for membership themselves or an employee or dependent whose membership has been paid for by an enterprise client for at least one year and who has registered with us. Members help drive membership revenue, partnership revenue and patient service revenue. We may offer trial memberships to enterprise clients, particularly for new services.  We do not include these employees as members until we have an annual enterprise contract. While the COVID-19 pandemic and related governmental and community responses have negatively impacted our ability to generate revenue from our members compared to prior periods, we believe growth in the number of members remains a key indicator of the performance of our business. This depends, in part, on our ability to successfully market our services directly to consumers and to employers that are not yet enterprise clients and our activation rate within existing clients. While growth in the number of members is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future member growth.

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

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to care margin:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Loss from operations	$(29,028)	$(8,163)
Sales and marketing	11,155	8,275
General and administrative	39,866	22,419
Depreciation and amortization	5,213	2,699
Care margin	$27,206	$25,230
Care margin as a percentage of net revenue	35%	40%

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding interest income, interest expense, depreciation and amortization, stock-based compensation, change in the fair value of our redeemable convertible preferred stock warrant liability and provision for income taxes. We include adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

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

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to adjusted EBITDA:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net loss	$(34,558)	$(7,044)
Interest income	(1,035)	(1,347)
Interest expense	54	155
Depreciation and amortization	5,213	2,699
Stock-based compensation	10,325	2,954
Change in fair value of redeemable convertible preferred stock warrant liability	6,560	63
Provision (benefit) for income taxes	(49)	10
Adjusted EBITDA	$(13,490)	$(2,510)

Components of Our Results of Operations

Net Revenue

We generate net revenue through net patient service revenue, partnership revenue, and membership revenue.

Net Patient Service Revenue. We generate net patient service revenue from providing primary care services to patients in our offices when we bill the member or their insurance plan on a fee-for-service basis as medical services are rendered. While substantially all of our patients are members, we occasionally also provide care to non-members. Net patient service revenue accounted for 43% and 53% of our net revenue during the three months ended March 31, 2020 and 2019, respectively.

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

Under our partnership arrangements, we generally receive fixed fees regardless of services provided, which services are consistent across the various arrangements. All partnership revenue is recognized during the period in which we are obligated to provide professional clinical services to the member, employee, or participant, as applicable, and associated management, operational and administrative services to the health network partner, enterprise client, or IPA, as applicable. Partnership revenue accounted for 37% and 28% of our net revenue during the three months ended March 31, 2020 and 2019, respectively.

Membership Revenue. Membership revenue is generated from annual membership fees paid by consumer members and from enterprise clients who purchase access to memberships for their employees and dependents. Membership revenue is recognized ratably over the contract period with the individual member or enterprise client. Membership revenue accounted for 19% and 19% of our net revenue during the three months ended March 31, 2020 and 2019, respectively.

Operating Expenses

Cost of Care, Exclusive of Depreciation and Amortization

Cost of care, exclusive of depreciation and amortization, primarily includes provider and support employee-related costs for both in-office and virtual care, occupancy costs, medical supplies, insurance and other operating costs. A large portion of these costs are fixed relative to member utilization of our services, such as occupancy costs and insurance costs. As a result, as net revenue increases due to improved pricing, which can result from, for example, higher net revenue per member under agreements with enterprise clients and health network partners, or when we provide services to more members without increasing our infrastructure or related costs, cost of care, exclusive of depreciation and amortization, as a percentage of net revenue typically decreases. Providers include doctors of medicine, doctors of osteopathy, nurse practitioners and physician assistants. Support employees include phlebotomists and administrative assistants assisting our members with all non-medical related services. Virtual care includes video visits and other synchronous and asynchronous communication via our app and website. Our cost of care, exclusive of depreciation and amortization, also excludes allocations of general and administrative expenses. As we open new offices, and expand into new markets, we expect cost of care, exclusive of depreciation and amortization, to increase in absolute dollars. However, as a result of COVID-19 and related changes in office visit patterns, we may reduce the number of offices we intend to open, and continue to evaluate their location or their average size.

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

We expect our general and administrative expenses to increase over time due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with continuing to grow our business.

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

Provision (Benefit) for Income Taxes

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

In determining whether a valuation allowance for deferred tax assets is necessary, we analyze both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assess the likelihood of sufficient future taxable income. We also consider the expected reversal of deferred tax liabilities and analyze the period in which these would be expected to reverse to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support the realizability of the deferred tax assets. In addition, we consider whether it is more likely than not that the tax position will be sustained upon examination by taxing authorities based on the technical merits of the position.

Net Loss Attributable to Noncontrolling Interests

In September 2014, we entered into a joint venture agreement with a healthcare system to jointly operate physician-owned primary care offices in a new market. We have the responsibility for the provision of medical services and for the day-to-day operation and management of the offices, including the establishment of guidelines for the employment and compensation of the physicians. Based upon this and other provisions of the operating agreement that indicate that we direct the economic activities that most significantly affect the economic performance of the joint venture, we determined that the joint venture is a variable interest entity and we are the primary beneficiary. Accordingly, we consolidate the joint venture and the healthcare system’s interest is shown within equity (deficit) as noncontrolling interests. The healthcare system’s share of earnings is recorded in the condensed consolidated statements of operations as net loss attributable to noncontrolling interests.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Net revenue	$78,756	100%	$63,010	100%
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	51,550	65%	37,780	60%
Sales and marketing (1)	11,155	14%	8,275	13%
General and administrative (1)	39,866	51%	22,419	36%
Depreciation and amortization	5,213	7%	2,699	4%
Total operating expenses	107,784	137%	71,173	113%
Loss from operations	(29,028)	-37%	(8,163)	-13%
Other income (expense):
Interest income	1,035	1%	1,347	2%
Interest expense	(54)	0%	(155)	0%
Change in fair value of redeemable convertible preferred stock warrant liability	(6,560)	-8%	(63)	0%
Loss before income taxes	(34,607)	-44%	(7,034)	-11%
Provision (benefit) for income taxes	(49)	0%	10	0%
Net loss	(34,558)	-44%	(7,044)	-11%
Less: Net loss attributable to noncontrolling interests	(704)	-1%	(374)	0%
Net loss attributable to 1Life Healthcare, Inc.	$(33,854)	-43%	$(6,670)	-11%

(1)	Includes stock-based compensation, as follows:

	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Sales and marketing	$600	1%	$311	1%
General and administrative	9,725	12%	2,643	4%
	$10,325	13%	$2,954	5%

Net Revenue

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Net revenue:
Net patient service revenue	$34,086	$33,546	$540	2%
Partnership revenue	29,455	17,458	11,997	69%
Total net patient service and partnership revenue	63,541	51,004	12,537	25%
Membership revenue	15,215	12,006	3,209	27%
Net revenue	$78,756	$63,010	$15,746	25%

Net revenue increased $15.7 million, or 25%, from $63.0 million for the three months ended March 31, 2019 to $78.8 million for the three months ended March 31, 2020. This increase was primarily due to a 91,000 increase in members, or 25%, from 364,000 as of March 31, 2019 to 455,000 as of March 31, 2020. Our members are the primary driver of our net revenue.

Net revenue from patient service and partnerships increased $12.5 million, or 25%, from $51.0 million for the three months ended March 31, 2019 to $63.5 million for the three months ended March 31, 2020. The increase was primarily due to the 25%

increase in members. The increase in net revenue per member that resulted from adding new partnership relationships with health networks compared to the previous fee-for-service contracts was offset by lower net patient service revenue associated with shelter-in-place requirements of the COVID-19 pandemic, which began in mid-March 2020.  Partnership revenue increased $12.0 million, or 69%, from $17.5 million for the three months ended March 31, 2019 to $29.5 million for the three months ended March 31, 2020 primarily as a result of new partnerships with health networks, increased members, and a higher rate per member, in addition to new on-site clinics and expanded capacity of existing on-site clinics. Net patient service revenue was relatively flat due to the decrease associated with new partnership relationships with health network partners, as well as a decrease in visits due to shelter-in-place requirements, partially offset by an increase in rate per visit.

Membership revenue increased $3.2 million, or 27%, from $12.0 million for the three months ended March 31, 2019 to $15.2 million for the three months ended March 31, 2020. This increase was primarily due to an increase in members of 91,000, or 25%, as well as an increase in revenue per member as new members joined at a higher annual membership fee.

Operating Expenses

Cost of Care, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$51,550	$37,780	$13,770	36%

Cost of care, exclusive of depreciation and amortization, increased $13.8 million, or 36%, from $37.8 million for the three months ended March 31, 2019 to $51.6 million for the three months ended March 31, 2020. This increase was primarily due to increases in provider employee-related expenses of $7.0 million, support employee-related expense of $2.9 million, occupancy costs of $2.5million, medical supply costs of $1.0 million, and increases in other expenses of $0.4 million. In addition to growth in our existing offices, we added 21 offices since March 31, 2019 bringing our total number of offices to 92.

Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue increased from 60% to 65%. This increase was due primarily to the offices opened in the last twelve months.  We incur a certain amount of fixed costs for an office prior to its opening and generally earn lower net revenue in the first year of opening.  While we stood-up several mobile testing sites in March and supported significant incremental virtual encounters with our members, we did not incur material increased costs.  We expect cost of care, exclusive of depreciation and amortization, as a percentage of net revenue, to continue to increase at least for the three months ended June 30, 2020 related primarily to decreased net patient service revenue as a result of the continuing COVID-19 pandemic, as well as costs associated with recently opened offices.

Sales and Marketing

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Sales and marketing	$11,155	$8,275	$2,880	35%

Sales and marketing expenses increased $2.9 million, or 35%, from $8.3 million for the three months ended March 31, 2019 to $11.2 million for the three months ended March 31, 2020 primarily due to an increase in brand marketing and direct advertising of $1.5 million, salaries and benefits of $0.9 million, and stock-based compensation expense of $0.3 million.

General and Administrative

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
General and administrative	$39,866	$22,419	$17,447	78%

General and administrative expenses increased $17.5 million, or 78%, from $22.4 million for the three months ended March 31, 2019 to $39.9 million for the three months ended March 31, 2020. This increase was primarily due to higher salaries and benefits of

$5.8 million and stock-based compensation expense of $7.1 million, as we expanded our team and our equity program to support our growth. Stock-based compensation includes $3.5 million associated with performance-based options to an executive that vested immediately upon the execution of the underwriting agreement for our initial public offering. In addition, we also incurred additional legal and professional services expenses of $1.4 million and insurance premiums and business taxes of $1.1 million primarily associated with being a public company, in addition to software-as-a-service costs of $0.8 million and other costs of $1.2 million.

Depreciation and Amortization

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Depreciation and amortization	$5,213	$2,699	$2,514	93%

Depreciation and amortization expenses increased $2.5 million, or 93%, from $2.7 million for the three months ended March 31, 2019 to $5.2 million for the three months ended March 31, 2020. This increase was primarily due to new medical offices, capitalization of software development, upgraded office software, and our new corporate office.

Other Income (Expense)

Interest Income

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Interest income	$1,035	$1,347	$(312)	-23%

Interest income decreased $0.3 million from $1.3 million for the three months ended March 31, 2019 to $1.0 million for the three months ended March 31, 2020 due to lower interest rates and investment yields on higher average cash, cash equivalents and marketable securities balances.

Interest Expense

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Interest expense	$(54)	$(155)	$(101)	-65%

Interest expense decreased $0.1 million from $(0.2) million for the three months ended March 31, 2019 to $(0.1) million for the three months ended March 31, 2020 due to the declining principal balance on our notes payable.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Change in fair value of redeemable convertible preferred stock warrant liability	$(6,560)	$(63)	$6,497	nm

nm – not meaningful

The change in fair value of the redeemable convertible preferred stock warrant liability increased $6.5 million from $0.1 million for the three months ended March 31, 2019 to $6.6 million for the three months ended March 31, 2020. The increase was due to the change in fair value of the underlying redeemable convertible preferred stock.

Provision (Benefit) for Income Taxes

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Provision (benefit) for income taxes	$(49)	$10	nm	nm

nm – not meaningful

Provision (benefit) for income taxes decreased $59 thousand from $10 thousand for the three months ended March 31, 2019 to a benefit of $49 thousand for the three months ended March 31, 2020 due primarily to benefits from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Net loss attributable to noncontrolling interests	$(704)	$(374)	$(330)	88%

Net loss attributable to noncontrolling interests increased $0.3 million, for the three months ended March 31, 2020 from $0.4 million for the three months ended March 31, 2020 due to an increased net loss of the joint venture.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from the sale of redeemable convertible preferred stock, and to a lesser extent, notes payable under credit facilities. As of March 31, 2020, we had cash, cash equivalents and short-term marketable securities of $375.4 million. We believe that our existing cash and cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our pace of new member growth and expanded enterprise client and health network relationships, our pace and timing of expansion of new medical offices, and the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. See Part II Item 1A. “Risk Factors—Risks Related to Our Business and Our Industry—In order to support the growth of our business, we may need to incur additional indebtedness under our existing loan agreement or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.”

For the three months ended March 31, 2020, community self-isolation practices and shelter-in-place requirements, related to COVID-19 have negatively impacted our net revenue and cost of care. Prolonged community self-isolation practices and shelter-in-place requirements, ongoing uncertainties about COVID-19, and other changes may continue to reduce in-office visits, negatively affecting our net patient service revenue and the visit revenue our health network partners are able to generate. We do not anticipate that our testing services or billable Remote Visits will offset this impact fully.  Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition or liquidity.

Indebtedness

In January 2013, we entered into the LSA with Silicon Valley Bank, which, as amended, provides for aggregate borrowings of up to $11.0 million in the form of term loans. In 2016, we drew down the full $11.0 million available to us under the LSA, and no additional amounts remained available for borrowing under the LSA as of March 31, 2020. As of March 31, 2020, the outstanding principal amount under the LSA was $2.2 million.

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

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended
	December 31,
	2020	2019
Net cash used in operating activities	$(12,700)	$(11,427)
Net cash provided by investing activities	33,283	11,214
Net cash provided by (used in) financing activities	261,674	(513)
Net increase (decrease) in cash, cash equivalents and restricted cash	$282,257	$(726)

Operating Activities

During the three months ended March 31, 2020, operating activities used $12.7 million of cash, resulting from our net loss of $34.5 million and net cash used in changes in our operating assets and liabilities of $3.3 million, partially offset by net non-cash charges of $25.1 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $9.4 million increase in accounts receivable, net, an increase in prepaid and other current assets of $2.2 million, a $2.4 million decrease in operating lease liabilities, and a $1.5 million net decrease in accounts payable and accrued expenses, partially offset by a $12.4 million increase in deferred revenue. The increase in accounts receivable is primarily due to receivables from health network partners that have longer invoicing and payment cycles than insurance payers.  In addition, the increase in accounts receivable was due to growth of our enterprise and on-site clients. The offsetting increase in deferred revenue was primarily related to an increase in contract liabilities associated with our health network partnerships and the enterprise and on-site client growth.

During the three months ended March 31, 2019, operating activities used $11.4 million of cash, resulting from our net loss of $7.0 million and net cash used in changes in our operating assets and liabilities of $11.4 million, partially offset by net non-cash charges of $7.0 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of a $9.0 million increase in accounts receivable, net, an increase in prepaid and other current assets of $3.2 million, a $1.8 million decrease in operating lease liabilities, and a $1.8 million net decrease in accounts payable and accrued expenses, partially offset by a $4.4 million increase in deferred revenue. The increase in accounts receivable is primarily due to receivables from health network partners that have longer invoicing and payment cycles than insurance payers.

Investing Activities

During the three months ended March 31, 2020, investing activities provided $33.3 million of cash, resulting from maturities of short-term marketable securities of $101.3 million, offset by purchases of short-term marketable securities of $47.6 million and purchases of property and equipment of $20.5 million due primarily to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software.

During the three months ended March 31, 2019, investing activities provided $11.2 million of cash, resulting from maturities of short-term marketable securities of $104.8 million, offset by purchases of short-term marketable securities of $87.3 million and purchases of property and equipment of $6.3 million due primarily to leasehold improvements, computer equipment, and furniture and fixtures for our new corporate office, remodels and improvements to existing offices, and capitalization of internal-use software development costs.

Financing Activities

During the three months ended March 31, 2020, financing activities provided $261.7 million of cash, resulting primarily from proceeds from our initial public offering of $281.8, exercises of stock options and warrants of $1.6 million, offset by payment of offering costs associated with our initial public offering of $20.6 and payment of debt obligation of $1.1 million.

During the three months ended March 31, 2019, financing activities used $0.5 million of cash, resulting from payment of debt obligation of $1.1 million, offset by exercises of stock options and warrants of $0.6 million.

Contractual Obligations and Commitments

There were no material changes in our contractual obligations and commitments as of March 31, 2020 as compared to those disclosed as of December 31, 2019 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 27, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

During the three months ended March 31, 2020, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 27, 2020.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $309.6 million as of March 31, 2020, held primarily in money market funds for working capital purposes.

We had short-term marketable securities of $65.8 million as of March 31, 2020, consisting of corporate bonds and commercial paper, and U.S. Treasury bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

In January 2013, we entered into the LSA with Silicon Valley Bank. As of March 31, 2020, the outstanding amount under this loan agreement was $2.2 million. The interest rate of the LSA is the greater of prime plus 1.81% or 5.56%, and it matures September 1, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, discussed below, our disclosure controls and procedures were not effective as of March 31, 2020.

As disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2019, our management identified material weaknesses in internal control over financial reporting.  The material weaknesses did not result in any adjustments to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.  We are in the process of implementing a remediation plan to address the material weaknesses identified, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Please see Note 15, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A. Risk Factors.

Other than as described below, there have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing coronavirus (COVID-19) pandemic may adversely affect our business, financial condition, results of operations and growth.

The global spread of the COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have created significant impact to the global economy.  The duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect the evolving COVID-19 pandemic to continue to impact our business, results of operations, and financial condition or liquidity, but cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition or liquidity. In March 2020 and to date, community self-isolation practices and shelter-in-place requirements reduced in-office visits, negatively affecting our net patient service revenue and which may not be replaced by insurance coverage or government funding. Continued shelter-in-place, quarantine, executive order or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection, among other factors, would harm our results of operations and net revenue, business and financial condition. These measures and practices have resulted in temporary closures of some of our near-site offices and most of our on-site offices, and may also result in delays in openings of our new medical offices, entry into new markets and expansion in existing markets. In addition, in markets where our health network partners receive visit revenue in return for paying us a fixed PMPM, a decrease in in-office utilization also reduces the visit revenue received by our health network partners, potentially negatively impacting their ability or willingness to pay us. In addition, due to the shelter-in-place orders across the country, we have implemented work-from-home policies for many employees which may impact productivity and disrupt our business operations, as well as those of our employer customers. While outbreaks such as COVID-19 have resulted in increased membership, such increased membership levels may not be sustained, and our consumer membership and enterprise customer retention may fall. The US has seen an unprecedented unemployment rate since the start of the pandemic.  As a result, we may see a decline in membership or per member usage of our services, resulting in a decline in net patient revenue.  Moreover, as part of our rapid response to the COVID-19 pandemic, we have implemented new services and products, including specimen collection and other testing related to and services for COVID-19 based on continuously evolving regulatory standards, which may not be reimbursable or billable services and could result in inaccurate results or other member or employer customer dissatisfaction with such services, potentially resulting in legal disputes or claims. In addition, the COVID-19 pandemic may continue to negatively impact our operations, and net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition by disrupting or delaying delivery of materials and products in the supply chain for our offices, including protective equipment for healthcare providers, by causing staffing shortages, by increasing capital expenditures due to the need to buy incremental hardware, or by reducing the liquidity and value of our short-term marketable securities.

Health care organizations around the world, including our health network partners in the United States, have faced and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19.  Some of these measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will harm the results of operations, liquidity and financial condition of these health care organizations, including certain of our health network partners. We cannot accurately predict at this time the ultimate severity or duration that the foregoing measures and challenges may have on these health care organizations, including us and our health network partners. Our health network partners rely, among other things, on the visit revenue they receive from members to offset the costs of the PMPM arrangement with us. As a result, our partners may also seek contractual accommodations from us in the future. Given our dependence on our health network partners for a portion of our net revenue, our own business, financial condition and results of operations may be negatively impacted.

The COVID-19 pandemic and similar crises could also diminish the public’s trust in healthcare facilities, especially facilities that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by infectious diseases. As certain of our medical offices treat patients with COVID-19 or other infectious disease, patients may be discouraged from visiting our offices, including cancelling appointments or failing to seek other care at the One Medical PCs. On the other hand, we are seeing patients book appointments for Remote Visits with our providers in lieu of office appointments. There can be no assurances that patients will continue booking remote visit appointments at the same level or at all for the duration of the pandemic. Our providers also face an increased risk of infection with COVID-19, which may result in staffing shortages at our offices. Our medical offices could also become overburdened with requests for visits or lab testing, and our virtual care teams may also become overburdened with member requests. In order to provide testing services in certain markets and to comply with certain local requirements, we opened temporary testing facilities. We may be required in the future to similarly make alterations to our operations, which increase our costs and diverts resources from managing our business and growth.

State and federal regulators have promulgated a variety of different emergency orders, laws, and regulations intended to permit health care providers to provide care to COVID-19 and other patients in need of medical care during the COVID-19 crisis, including through the relaxation of licensure requirements and privacy restrictions for telehealth and various waivers intended to limit liability for providers treating patients during the COVID-19 pandemic.  We are undertaking many new programs to rapidly respond to the COVID-19 pandemic, including telehealth visits and testing arrangements, in reliance on these new initiatives.  Although we believe that our arrangements comply with the requirements of these new initiatives, there can be no assurance that such emergency orders and regulations will continue to apply or that regulators or other governmental entities will agree with our interpretation of these arrangements under applicable law, and any regulatory or governmental investigations or other disputes as a result of these arrangements could divert resources and harm our business, financial condition and results of operations.

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

We have, however, experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our platform, and we may experience similar or more significant interruptions in the future. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to maintain our platform and related services. Interruptions in these systems or services, whether due to system failures, cyber incidents (the risk of which may be higher due to the significant increase in remote work across the technology industry as a result of COVID19 and related shelter-in-place orders). We do not currently maintain redundant systems or facilities for some of these services. Interruptions in these systems or services, whether due to system failures, cyber incidents, physical or electronic break-ins or other events, could affect the security or availability of our platform or services and prevent or inhibit the ability of our members to access our platform or services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or harm our relationship with our members and our business.

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

The reliability and performance of our internet connection may be harmed by increased usage or by denial-of-service attacks or related cyber incidents, which may increase due to more opportunities for such incident to occur as a result of the remote work necessitated by COVID19 and related shelter-in-place orders. The services of other companies delivered through the internet have experienced a variety of outages and other delays as a result of damages to portions of the internet’s infrastructure, and such outages and delays could affect our systems and services in the future. These outages and delays could reduce the level of internet usage as well as the availability of the internet to us for delivery of our internet-based services. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If our or our vendors’ security measures fail or are breached and unauthorized access to our employees’, contractors’, members’, clients’ or partners’ data is obtained, our services may be perceived as insecure, we may incur significant liabilities, including through private litigation or regulatory action, our reputation may be harmed, and we could lose members, clients and partners.

Our services and operations involve the storage and transmission of health network partners’ and our members’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, contractors, clients, customers, members and others, as well as the PHI of our members. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased number, sophistication and activities of perpetrators of cyber-attacks. The risk of cyber-attacks may be heightened during the COVID19 emergency as we and our vendors move to remote work which may pose more cyber security vulnerabilities, including those susceptible to exploitation. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized access to sensitive patient or member data (including PHI) or other personal information of employees, contractors, clients, members or others, a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our members, health network partners and enterprise clients. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely impact customer, partner, member or investor confidence in us, and reduce the demand for our solutions and services. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Our proprietary technology platform provides members with the ability to, among other things, register for our services, request a visit (either scheduled or on demand) and communicate and interact with providers, and allows our providers to, among other things, chart patient notes, maintain medical records, and conduct visits (via video, phone or the internet). Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary software from operating properly. Due to COVID19, use of virtual care has increased, which places a heavier demand on our technology platform and may cause performance levels to deteriorate. In addition, we are quickly introducing new features and functions within our technology platform to meet the needs of our members and providers during the COVID19 emergency. These features and functions may contain bugs or errors that could impact usability and technology operations. We continue to implement software with respect to a number of new applications and services. If our solutions do not function reliably or fail to achieve member, partner or client expectations in terms of performance, we may lose or fail to grow member usage, members, partners and clients could assert liability claims against us, and partners and clients may attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain health network partners, enterprise clients and members.

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

These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any claim for which the federal district courts of the United States of America have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentences.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

From January 1, 2020 through March 31, 2020, we granted 160.4 thousand stock options to purchase common stock with a weighted-average exercise price of $15.00 per share and 1.2 million RSUs to certain employees and directors.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39203	3.1	2/4/2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39203	3.4	2/4/2020
10.1+	2017 Equity Incentive Plan, as amended.	S-1	333- 235792	10.4	1/21/2020
10.2+	2020 Equity Incentive Plan.	S-1	333- 235792	10.6	1/21/2020
10.3+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2020 Equity Incentive Plan.	S-1	333- 235792	10.7	1/21/2020
10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Equity Incentive Plan.	S-1	333- 235792	10.8	1/21/2020
10.5+	2020 Employee Stock Purchase Plan.	S-1	333- 235792	10.9	1/21/2020
10.6+	1Life Healthcare, Inc. Executive Severance and Change in Control Plan.	S-1	333- 235792	10.26	1/21/2020
10.7+	Amended and Restated Investor Rights Agreement, dated January 15, 2020, by and among the Registrant and the investors listed on Exhibit A thereto.	S-1	333- 235792	10.1	1/21/2020
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Definition Linkbase Document					X
101.DEF	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan.
†

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of 1Life Healthcare, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

1LIFE HEALTHCARE, INC.

Date: May 14, 2020	By:	/s/ Amir Dan Rubin
Amir Dan Rubin
Chair, Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Bjorn Thaler
Bjorn Thaler
Chief Financial Officer (Principal Financial and Accounting Officer)