Form 10-Q
period 2020-06-30
1Life Healthcare Inc
filed 2020-08-13
CIK 1404123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(415) 814-0927

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

As of July 31, 2020, the registrant had 126,232,766 shares of common stock, $0.001 par value per share, outstanding.

Where You Can Find More Information

Investors and others should note that we announce material financial and other information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also post supplemental materials on the “Events and Presentations” section of our investor relations website at investor.onemedical.com. Except as specifically noted herein, information on or accessible through One Medical’s website is not, and will not be deemed to be, a part of this Quarterly Report on Form 10-Q or incorporated by reference into any other filings we may make with the U.S. Securities and Exchange Commission (the “SEC”).

We also use our Facebook, Twitter and LinkedIn accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on our investor relations website.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$300,675	$27,390
Short-term marketable securities	363,736	119,146
Accounts receivable, net	46,211	33,601
Inventories	3,099	3,192
Prepaid expenses and other current assets	20,895	16,708
Total current assets	734,616	200,037
Restricted cash	2,014	1,922
Property and equipment, net	112,922	90,716
Right-of-use assets	130,554	108,046
Intangible assets, net	-	23
Goodwill	21,301	21,301
Other assets	4,853	8,249
Total assets	$1,006,260	$430,294
Liabilities, Redeemable Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$9,822	$13,853
Accrued expenses	33,511	24,863
Deferred revenue, current	36,666	27,024
Operating lease liabilities, current	15,090	12,575
Notes payable, current	1,098	3,282
Other current liabilities	1,719	1,884
Total current liabilities	97,906	83,481
Operating lease liabilities, non-current	145,764	120,497
Convertible senior notes	234,617	-
Redeemable convertible preferred stock warrant liability	-	7,220
Deferred revenue, non-current	6,409
Other non-current liabilities	3,356	639
Total liabilities	488,052	211,837
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock (Series A, B, C, D, E, F, G, H and I), $0.001 par value; 0 and 89,338,425 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 0 and 86,251,669 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $405,585 as of June 30, 2020 and December 31, 2019, respectively	-	402,488
Equity (deficit):
Common stock, $0.001 par value, 1,000,000,000 and 150,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 126,205,538 and 18,951,416 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	126	19
Additional paid-in capital	863,273	93,945
Accumulated deficit	(345,222)	(281,068)
Accumulated other comprehensive income	31	38
Total stockholders' equity (deficit) attributable to 1Life Healthcare, Inc. stockholders	518,208	(187,066)
Noncontrolling interest	-	3,035
Total equity (deficit)	518,208	(184,031)
Total liabilities, redeemable convertible preferred stock and equity (deficit)	$1,006,260	$430,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue	$78,000	$66,233	$156,756	$129,243
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	53,450	39,386	104,999	77,166
Sales and marketing	9,777	8,091	20,933	16,366
General and administrative	38,311	26,970	78,177	49,389
Depreciation and amortization	5,175	3,096	10,388	5,795
Total operating expenses	106,713	77,543	214,497	148,716
Loss from operations	(28,713)	(11,310)	(57,741)	(19,473)
Other income (expense), net:
Interest income	366	1,242	1,400	2,589
Interest expense	(1,976)	(131)	(2,029)	(286)
Change in fair value of redeemable convertible preferred stock warrant liability	-	(1,273)	(6,560)	(1,336)
Total other income (expense), net	(1,610)	(162)	(7,189)	967
Loss before income taxes	(30,323)	(11,472)	(64,930)	(18,506)
Provision (benefit) for income taxes	(22)	16	(72)	26
Net loss	(30,301)	(11,488)	(64,858)	(18,532)
Less: Net loss attributable to noncontrolling interest	-	(287)	(704)	(661)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(30,301)	$(11,201)	$(64,154)	$(17,871)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.24)	$(0.61)	$(0.61)	$(0.98)
Weighted average common shares outstanding — basic and diluted	126,150,347	18,365,559	105,517,206	18,285,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(30,301)	$(11,488)	$(64,858)	$(18,532)
Other comprehensive loss:
Net unrealized gain (loss) on short-term marketable securities	(51)	36	(7)	67
Comprehensive loss	(30,352)	(11,452)	(64,865)	(18,465)
Less: Comprehensive loss attributable to noncontrolling interests	-	(287)	(704)	(661)
Comprehensive loss attributable to 1Life Healthcare, Inc. stockholders	$(30,352)	$(11,165)	$(64,161)	$(17,804)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(unaudited)

								Total
								Stockholders'
								Equity (Deficit)
								Attributable
							Accumulated	to 1Life
	Redeemable Convertible				Additional		Other	Healthcare,		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Inc.	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stockholders'	Interest	(Deficit)
Balances at December 31, 2018	86,251,669	$402,488	18,135,457	$18	$76,029	$(228,449)	$(14)	$(152,416)	$4,176	$(148,240)
Impact of adoption of ASC 606						(65)		(65)		(65)
Exercise of stock options			136,548		587			587		587
Stock-based compensation expense					2,954			2,954		2,954
Net unrealized gain on short-term marketable securities							31	31		31
Net loss						(6,670)		(6,670)	(374)	(7,044)
Balances at March 31, 2019	86,251,669	$402,488	18,272,005	$18	$79,570	$(235,184)	$17	$(155,579)	$3,802	$(151,777)
Exercise of stock options			182,406		685			685		685
Stock-based compensation expense					3,390			3,390		3,390
Net unrealized gain on short-term marketable securities							36	36		36
Net loss						(11,201)		(11,201)	(287)	(11,488)
Balances at June 30, 2019	86,251,669	$402,488	18,454,411	$18	$83,645	$(246,385)	$53	$(162,669)	$3,515	$(159,154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(unaudited)

								Total
								Stockholders'
								Equity (Deficit)
								Attributable
							Accumulated	to 1Life
	Redeemable Convertible				Additional		Other	Healthcare,		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Inc.	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stockholders'	Interest	(Deficit)
Balances at December 31, 2019	86,251,669	$402,488	18,951,416	$19	$93,945	$(281,068)	$38	$(187,066)	$3,035	$(184,031)
Exercise of redeemable convertible preferred stock warrant	5,573	76						-		-
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(86,257,242)	(402,564)	86,257,242	86	402,478			402,564		402,564
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $23,631			20,125,000	20	258,099			258,119		258,119
Fair value adjustment to redeemable convertible preferred stock warrants upon conversion into common stock warrants					13,740			13,740		13,740
Exercise of stock options			293,807	-	1,534			1,534		1,534
Exercise of common stock warrants			11,010	-	73			73		73
Cashless exercise of common stock warrants			464,297	1	-			1		1
Stock-based compensation expense					10,325			10,325		10,325
Net unrealized gain on short-term marketable securities							44	44		44
Net loss						(33,853)		(33,853)	(704)	(34,557)
Balances at March 31, 2020	-	$-	126,102,772	$126	$780,194	$(314,921)	$82	$465,481	$2,331	$467,812
Reimbursed secondary offering issuance costs					784			784		784
Exercise of stock options			102,766	-	562			562		562
Stock-based compensation expense					8,363			8,363		8,363
Net unrealized loss on short-term marketable securities							(51)	(51)		(51)
Equity component of convertible senior notes, net of issuance costs of $2,243					73,370			73,370		73,370
VIE deconsolidation								-	(2,331)	(2,331)
Net loss						(30,301)		(30,301)	-	(30,301)
Balances at June 30, 2020	-	$-	126,205,538	$126	$863,273	$(345,222)	$31	$518,208	$-	$518,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(64,858)	$(18,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	213	-
Depreciation and amortization	10,388	5,795
Amortization of debt discount and issuance costs	1,135	50
Accretion of discounts and amortization of premiums on short-term marketable securities, net	(520)	(2,030)
Change in fair value of redeemable convertible preferred stock warrant liability	6,560	1,336
Amortization of right-of-use assets	6,575	4,927
Stock-based compensation	18,688	6,344
Other non-cash items	(10)	33
Changes in operating assets and liabilities:
Accounts receivable, net	(13,591)	(14,954)
Inventories	93	789
Prepaid expenses and other current assets	1,118	(1,226)
Other assets	(250)	(306)
Accounts payable	(2,110)	(671)
Accrued expenses	12,893	823
Deferred revenue	16,051	3,965
Operating lease liabilities	(5,132)	(3,395)
Other liabilities	2,652	2,655
Net cash used in operating activities	(10,105)	(14,397)
Cash flows from investing activities:
Purchases of property and equipment, net	(39,554)	(20,692)
Purchases of short-term marketable securities	(367,367)	(149,973)
Maturities of short-term marketable securities	123,314	208,100
VIE deconsolidation	(810)	-
Net cash (used in) provided by investing activities	(284,417)	37,435
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	316,250	-
Payment of convertible senior notes issuance costs	(8,756)	-
Proceeds from initial public offering	281,750	-
Payment of underwriting discount and commissions, and offering costs	(21,322)	-
Proceeds from the exercise of stock options	2,096	1,272
Proceeds from the exercise of redeemable convertible preferred and common stock warrants	110	-
Repayment of notes payable	(2,200)	(2,200)
Payment of principal portion of finance lease liability	(29)	-
Net cash provided by (used in) financing activities	567,899	(928)
Net increase in cash, cash equivalents and restricted cash	273,377	22,110
Cash, cash equivalents and restricted cash at beginning of period	29,329	38,656
Cash, cash equivalents and restricted cash at end of period	$302,706	$60,766
Supplemental disclosure of cash flow information:
Cash paid for interest	$76	$250
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$3,620	$8,317
Issuance costs in connection to convertible senior notes included in accounts payable and accrued expenses	$625	$-
Reimbursement of secondary offering costs in prepaid expenses and other current assets	$784	$-

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

Initial Public Offering

On February 4, 2020, the Company closed its initial public offering (“IPO”) and sold 20,125,000 shares of common stock, including the underwriters’ option to purchase additional shares at the IPO price. The public offering price of the shares sold in the IPO was $14.00 per share. In aggregate, the shares issued in the offering generated $258,119 in net proceeds, which amount is net of $18,314 in underwriters’ discount and commissions, and $5,317 in offering costs. Upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding were automatically converted into 86,257,242 shares of common stock and all redeemable preferred stock warrants were converted into warrants to purchase 667,668 shares of common stock.  In addition, 1,589,798 options held by a named executive officer that were subject to immediate vesting upon the execution of the IPO underwriting agreement vested and accordingly, $3,506 of stock-based compensation expense was recognized.

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), and include the accounts of 1Life and variable interest entities in which 1Life has an interest and is the primary beneficiary (see Note 3, “Variable Interest Entities”). Intercompany accounts and transactions have been eliminated in consolidation. The noncontrolling interest attributable to the Company’s variable interest entities are presented as a separate component of equity in the condensed consolidated balance sheets.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, determination of useful lives for property and equipment, intangible assets including goodwill, capitalized internal-use software, allowance for doubtful accounts, valuation of redeemable convertible preferred stock warrant liabilities, self-insurance reserves, valuation of common stock, stock options valuations, convertible senior notes fair value, contingent liabilities and income taxes. Actual results could differ from those estimates.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others.  Under the CARES Act, the Company received an income grant from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”) during the quarter ended June 30, 2020. See Note 5, “Revenue Recognition”.

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

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	June 30,	December 31,	June 30,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$300,675	$27,390	$58,819	$36,692
Restricted cash, current (included in prepaid expenses and other current assets)	17	17	25	25
Restricted cash, non-current	2,014	1,922	1,922	1,939
	$302,706	$29,329	$60,766	$38,656

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the company to concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are invested in highly rated money market funds and commercial paper. The Company’s cash balances with individual banking institutions might be in excess of federally insured limits. The Company’s marketable securities are invested in U.S. Treasury obligations and commercial paper. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities. The Company grants unsecured credit to patients, most of whom reside in the service area of the One Medical facilities and are largely insured under third-party payer agreements. The Company’s concentration of credit risk is limited by the diversity, geography and number of patients and payers.

The table below presents the customers that individually represented 10% or more of the Company’s accounts receivable, net balance as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019

Customer A	*	10%
Customer B	13%	*
Customer C	27%	11%
Customer D	11%	12%

* Represents percentages below 10% of the Company’s accounts receivable in the period.

The table below presents the customers that individually exceeded 10% or more of the Company’s net revenue for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Customer A	*	14%	11%	14%
Customer B	11%	*	11%	10%
Customer C	12%	12%	12%	13%

* Represents percentages below 10% of the Company’s net revenue in the period.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” in Item 15 of its Form 10-K for the fiscal year ended December 31, 2019.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its Accounting Standards Codification (“ASC”) or other standard setting bodies.

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Pronouncements as of June 30, 2020

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The standard is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For private entities, ASU 2017-11 is effective for annual periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2020

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

3.Variable Interest Entities

1Life’s agreements with the PCs generally consist of both Administrative Services Agreements (“ASAs”), which provide for various administrative and management services to be provided by 1Life to the PC, and Succession Agreements, which provide for transition of ownership of the PCs under certain conditions.

The ASAs typically provide that the term of the arrangements is ten years with automatic renewal for successive one-year terms, subject to termination by 1Life or the PC in certain specified circumstances. The outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed by 1Life (or the PC in one instance) under the terms of the Succession Agreements or other shareholders who are also subject to the terms of the Succession Agreements. 1Life has the right to receive income as an ongoing administrative fee in an amount that represents fair value of services rendered and has provided all financial support through loans to the PCs. 1Life has exclusive responsibility for the provision of all nonmedical services including facilities, technology and intellectual property required for the day-to-day operation and management of each of the PCs, and makes recommendations to the PC in establishing the guidelines for the employment and compensation of the physicians and other employees of the PCs. In addition, the agreements provide that 1Life has the right to designate a person(s) to purchase the stock of the PCs for a nominal amount in the event of a succession event. Based upon the provisions of these agreements, 1Life determined that the PCs are variable interest entities due to its equity holder having insufficient capital at risk, and 1Life has a variable interest in the PCs.

The contractual arrangement to provide management services allows 1Life to direct the economic activities that most significantly affect the PC. Accordingly, 1Life is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support 1Life provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the current assets and liabilities included in the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $26,819 and $20,391, respectively, as of June 30, 2020 and $28,227 and $13,927, respectively, as of December 31, 2019. The PCs do not have noncurrent assets or liabilities.

In September 2014, 1Life entered into a joint venture agreement with a healthcare system to jointly operate physician owned primary care offices in a new market. Pursuant to the formation of this joint venture, the healthcare system contributed $10,000 for a 56.9% interest and 1Life contributed management expertise for a 43.1% interest. One of the PCs has the responsibility for the provision of medical services and 1Life has responsibility for the day-to-day operation and management of the offices, including the establishment of guidelines for the employment and compensation of the physicians. Based upon this and other provisions of the operating agreement that indicate that 1Life directs the economic activities that most significantly affect the economic performance of the joint venture, 1Life determined that the joint venture is a variable interest entity and that 1Life is the primary beneficiary. The Company recorded the $10,000 cash received in noncontrolling interest in the condensed consolidated balance sheet. The income and expenses of the joint venture are recorded in the condensed consolidated statements of operations and statements of comprehensive loss as net loss attributable to noncontrolling interest.

Effective April 1, 2020, 1Life terminated the joint venture agreement with the healthcare system and transferred its ownership interest in the joint venture to the healthcare system. As a result, the joint venture became a wholly owned subsidiary of the healthcare system. The joint venture was deconsolidated in the condensed consolidated financial statements as of April 1, 2020 and the Company derecognized all assets and liabilities of the joint venture. The Company did not record a gain or loss in association with the deconsolidation as the Company did not retain any noncontrolling interest in the joint venture and no consideration was transferred as a result of the ownership interest transfer to the healthcare system.

At the point of deconsolidation, 100% of the net assets were attributable to the noncontrolling interest. The following table shows the balances immediately preceding the deconsolidation of the joint venture that occurred on April 1, 2020:

Partially Owned
April 1,
2020
Assets
Current assets:
Cash and cash equivalents	$810
Accounts receivable, net	768
Prepaid expenses and other current assets	18
Total current assets	1,596
Other assets	19
Property and equipment, net	1,504
Right-of-use assets	1,509
Total assets	$4,628

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$9
Lease liabilities, current	273
Other current liabilities	143
Total current liabilities	425
Lease liabilities, non-current	1,872
Total liabilities	$2,297

The table below present the assets and liabilities (excluding intercompany balances that are eliminated in consolidation) for the joint venture as of December 31, 2019:

Partially Owned
December 31,
2019
Assets
Current assets:
Cash and cash equivalents	$1,411
Accounts receivable, net	817
Prepaid expenses and other current assets	24
Total current assets	2,252
Other assets	19
Property and equipment, net	1,521
Right-of-use assets	1,553
Total assets	$5,345

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$60
Lease liabilities, current	265
Other current liabilities	57
Total current liabilities	382
Lease liabilities, non-current	1,946
Total liabilities	$2,328

The condensed consolidated balance sheet as of December 31, 2019 and the condensed consolidated statement of operations for the six months ended June 30, 2020 include the operations of the joint venture through the date of deconsolidation. The condensed consolidated balance sheet as of June 30, 2020 and the condensed consolidated statement of operations for the three months ended June 30, 2020 do not include the operations of the joint venture.

4.	Fair Value

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury obligations	$334,839	$-	$-	$334,839
Commercial paper	-	28,897	-	28,897
	$334,839	$28,897	$-	$363,736

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury obligations	$48,968	$-	$-	$48,968
Commercial paper	-	70,178	-	70,178
	$48,968	$70,178	$-	$119,146
Liabilities:
Redeemable convertible preferred stock warrant liability	$-	$-	$7,220	$7,220
	$-	$-	$7,220	$7,220

During the three and six months ended June 30, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Redeemable Convertible Preferred Stock Warrant Liability

The redeemable convertible preferred stock warrant liability in the table above relates to redeemable convertible preferred stock warrants issued in connection with certain note payable transactions (See Note 9, “Debt”). The fair value of the redeemable convertible preferred stock warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The warrants were liability-classified due to the contingent redemption features in the underlying preferred stock and were consequently measured at their fair value of $7,220 as of December 31, 2019. Upon the closing of our IPO in the first quarter of 2020, the warrants to purchase shares of redeemable convertible preferred stock became exercisable and were automatically converted to purchase shares of common stock, at which time the Company adjusted the redeemable convertible preferred stock warrant liability to fair value at $13,740 prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of our initial public offering, the warrants will no longer be subject to fair value accounting.

Valuation of Convertible Senior Notes

The Company has $316,250 aggregate principal amount outstanding of 3.0% convertible senior notes due in 2025 (the “2025 Notes”). Refer to Note 9, “Debt” for further details on the 2025 Notes.

As of June 30, 2020, the fair value of the 2025 Notes was $339,947. The fair value was determined based on the closing trading price of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 measurement as they are not actively traded.

5.	Revenue Recognition

The following table summarizes the Company’s net revenue by primary source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue:
Net patient service revenue	$23,927	$34,882	$58,013	$68,428
Partnership revenue	33,993	18,760	63,448	36,218
Total net patient service and partnership revenue	57,920	53,642	121,461	104,646
Membership revenue	17,680	12,591	32,895	24,597
Grant income	2,400	-	2,400	-
Net revenue	$78,000	$66,233	$156,756	$129,243

Net patient service revenue is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. Net revenue collectible from commercial and government third-party payers was $20,985 and $50,876 for the three and six months ended June 30, 2020, respectively, and $29,162 and $57,164 for the three and six months ended June 30, 2019, respectively. Net revenue collectible directly from patients, including self-pay, insurance co-pays and deductibles, was $2,942 and $7,137 for the three and six months ended June 30, 2020, respectively, and $5,720 and $11,264 for the three and six months ended June 30, 2019, respectively.

The CARES Act was enacted on March 27, 2020 to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes various tax and lending provisions, among others.  Under the CARES Act, the Company received an income grant of $2,400 from the Provider Relief Fund administered by the HHS during the three months ended June 30, 2020. Management has concluded that the Company met conditions of the grant funds and has recognized it as Grant income for the three and six months ended June 30, 2020. The Company cannot predict the extent to which it will receive any such additional funds in future periods.

During the three and six months ended June 30, 2020, the Company recognized revenue of $15,995 and $17,458, respectively, which was included in the beginning deferred revenue balances as of April 1, 2020 and January 1, 2020, respectively. During the three and six months ended June 30, 2019, the Company recognized revenue of $11,812 and $15,529 , respectively, which was included in the beginning deferred revenue balance as of April 1, 2019 and January 1, 2019, respectively.

During the three months ended June 30, 2020, the Company updated its assessment of variable consideration for its existing contracts which resulted in a reduction to net revenue in the amount of $2,451. As of June 30, 2020, a total of $7,151 is recognized within deferred revenue related to variable consideration, of which $6,409 is classified as non-current as it will not be recognized within the next twelve months. The estimate of variable consideration is based on our assessment of historical, current, and forecasted performance.

As summarized in the table below, the Company has recorded contract assets and deferred revenue, which result from timing differences between the Company’s performance and the customer’s payment.

	June 30,	December 31,
	2020	2019
Balances from contracts with customers:
Accounts receivable	$46,211	$33,601
Contract asset (included in prepaid expenses and other current assets)	100	600
Deferred revenue	43,075	27,024

The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company’s remaining performance obligation as of June 30, 2020, is expected to be recognized as follows:

	Less than	Greater
	or equal to	than
	12 months	12 months	Total
As of June 30, 2020	$18,274	$2,475	$20,749

6.	Marketable Securities

At June 30, 2020 and December 31, 2019, the Company’s marketable securities classified as available-for-sale were as follows:

	June 30, 2020
		Gross
	Amortized	unrealized
	cost	gains	Fair value
U.S. Treasury obligations	$334,800	$39	$334,839
Commercial paper	28,897	—	28,897
	$363,697	$39	$363,736

	December 31, 2019
		Gross
	Amortized	unrealized
	cost	losses	Fair value
U.S. Treasury obligations	$48,930	$38	$48,968
Commercial paper	70,178	—	70,178
	$119,108	$38	$119,146

As of June 30, 2020 and December 31, 2019, all marketable securities have maturity dates within one year.

7.	Property and Equipment, net

Property and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
Leasehold improvements	$103,289	$83,018
Computer software, including internal-use software	20,586	16,508
Computer equipment	19,215	16,653
Furniture and fixtures	9,593	7,359
Laboratory equipment	5,201	3,428
Construction in progress	11,426	12,288
	169,310	139,254
Less: Accumulated depreciation and amortization	(56,388)	(48,538)
	$112,922	$90,716

The Company capitalized $2,003 and $4,399 in internal-use software development costs, and recognized depreciation expense related to these assets of $1,101 and $2,121 during the three and six months ended June 30, 2020, respectively. The Company capitalized $1,558 and $2,909 in internal-use software development costs, and recognized depreciation expense related to these assets of $733 and $1,368 during the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, the net book value of internal-use software was $11,223 and $8,944, respectively. The Company had disposals in the ordinary course of business of $791 and $891 during the three and six months ended June 30, 2020, respectively, and $593 and $719 during the three and six months ended June 30, 2019. The net loss on disposal was immaterial during the three and six months ended June 30, 2020 and 2019, respectively. Total depreciation and amortization expense related to property and equipment was $5,162 and $10,340, respectively, for the three and six months ended June 30, 2020, and $3,027 and $5,652, respectively, for the three and six months ended June 30, 2019. All long-lived assets are maintained in the United States.

8.	Leases

Most leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 5 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of June 30, 2020. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.

Certain of the Company’s furniture and fixtures and lab equipment are held under finance leases. These lease-related assets are included in property and equipment, net in the condensed consolidated balance sheets and are immaterial as of June 30, 2020.

The components of operating lease costs were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease costs	$6,355	$12,315
Variable lease costs	1,013	2,029
Total lease costs	$7,368	$14,344

Other information related to leases was as follows:

Supplemental Cash Flow Information

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,920	$11,358

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$7,031	$30,638

Lease Term and Discount Rate

As of June 30, 2020
Weighted-average remaining lease term (in years)	8.60
Weighted-average discount rate	7.73%

At the lease commencement date, the discount rate implicit in the lease is used to discount the lease liability if readily determinable. If not readily determinable or leases do not contain an implicit rate, the Company’s incremental borrowing rate is used as the discount rate. Management determines the appropriate incremental borrowing rates for each of its leases based on the remaining lease term at lease commencement.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2020 were as follows (excluding the effect of lease incentives to be received that are recorded in prepaid expenses and other current assets of $7,475 which serve to reduce total lease payments):

As of June 30, 2020
Remainder of 2020	$13,339
2021	27,574
2022	26,045
2023	25,156
2024	24,746
Thereafter	108,388
Total lease payments	225,248
Less: interest	(64,394)
Total lease liabilities	$160,854

9.	Debt

Term Notes

In January 2013, the Company entered into a loan and security agreement with an institutional lender and with subsequent amendments for borrowings of $11,000 at an interest rate at the greater of prime plus 1.81% or 5.56%, (“the “LSA”). In connection with the LSA agreement, the Company issued to the lenders 494,833 warrants.

Borrowings under the LSA are secured by substantially all of the Company’s properties, rights and assets, excluding intellectual property. The LSA contains certain customary restrictive covenants that limit the Company’s ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, amend the ASAs and transfer or dispose of assets. In addition, the Company must maintain one of two financial covenants: (i) a liquidity ratio of not less than 1.50 to 1.00 or (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00. The Company is in compliance with the financial covenants as of June 30, 2020.

The Company recorded aggregate interest expense of $28 and $78, respectively, for the three and six months ended June 30, 2020, and $131 and $286, respectively, for the three and six months ended June 30, 2019. The non-cash interest expense related to the accretion of debt discounts for common and redeemable convertible preferred stock warrants included in the aggregate interest expense for the three and six months ended June 30, 2020 and 2019 was immaterial. The Company’s annual effective interest rate was 5.6% and 6.1%, respectively, for the three and six months ended June 30, 2020, and 7.3% and 7.3%, respectively, for the three and six months ended June 30, 2019.

The Company made aggregate principal payments of $1,100 and $2,200, respectively, during the three and six months ended June 30, 2020 and, $1,100 and $2,200, respectively, during the three and six months ended June 30, 2019. All future minimum payments on notes payable will mature in 2020.

As a result of the debt discount and the final payment fees, the future minimum payments of the outstanding notes payable balance do not equal the current notes payable in the condensed consolidated balance sheets.

Convertible Senior Notes

In May 2020, the Company issued and sold $275,000 aggregate principal amount of 3.0% convertible senior notes due 2025 in a private offering exempt from the registration requirements of the Securities Act of 1933, and in June 2020, the Company issued an additional $41,250 aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option by the initial purchasers of the notes (the “2025 Notes”). The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 3.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The 2025 Notes will mature on June 15, 2025, unless earlier converted, redeemed or repurchased. The total net proceeds from the debt offering, after deducting the initial purchasers’ commissions and other issuance costs, were $306,868.

Each $1 principal amount of the 2025 Notes will initially be convertible into 22.5052 shares of the Company’s common stock, which is equivalent to an initial conversion price of $44.43 per share, subject to adjustment upon the occurrence of specified events but not for any accrued and unpaid interest.

Holders may convert the 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1 principal amount of the 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. It is the Company’s current intent to settle conversions through combination settlement comprising of cash and equity.

On or after March 15, 2025 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election and in accordance with the terms of the indenture governing the 2025 Notes. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading day observation period. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or notice of redemption, as the case may be.  If the Company undergoes a fundamental change prior to the maturity date, holders of the 2025 Notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such a corporate event in certain circumstances. The Company may not redeem the 2025 Notes prior to June 20, 2023.  The Company may redeem for cash all or any portion of the 2025 Notes, at the Company’s option, on or after June 20, 2023 and prior to March 15, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. During the three months ended June 30, 2020 the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of June, 30 2020 and are classified in long term liabilities in the condensed consolidated balance sheet.

In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. As of the issuance date of the 2025 Notes, the liability component was initially measured at $240,637. The carrying amount of the equity component representing the conversion option was $75,613 and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (debt discount) is amortized to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 9.68%.

In accounting for the debt issuance costs of $9,382 related to the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes based on their relative values. Issuance costs attributable to the liability component were $7,139 and will be amortized to interest expense using the effective interest method over the contractual terms of the 2025 Notes. Issuance costs attributable to the equity component of $2,243 were netted with the equity component in additional paid-in capital.

The net carrying amount of the liability component of the 2025 Notes was as follows:

June 30,
2020
Principal	$316,250
Unamortized debt discount	(74,573)
Unamortized issuance costs	(7,060)
Net carrying amount	234,617

The net carrying amount of the equity component of the 2025 Notes was as follows:

June 30,
2020
Debt discount related to value of conversion option	$75,613
Issuance costs	(2,243)
Net carrying amount	73,370

The following table sets forth the interest expense recognized related to the 2025 Notes:

Three and Six Months Ended
June 30,
2020
Contractual interest expense	$826
Amortization of debt discount	1,041
Amortization of issuance costs	79
Total interest expense related to the 2025 Notes	1,946

10.	Redeemable Convertible Preferred Stock

As of December 31, 2019, there were warrants to purchase 100,000 shares of Series C redeemable convertible preferred stock, 250,000 shares of Series D redeemable convertible preferred stock, 99,280 shares of Series E redeemable convertible preferred stock, and 223,961 shares of Series G redeemable convertible preferred stock outstanding.  Warrants to purchase 5,573 shares of Series G redeemable convertible preferred stock were converted to preferred stock prior to the closing of the IPO.  During the three months ended March 31, 2020, all warrants were converted into warrants to purchase 667,668 shares of common stock. Upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding were automatically converted into 86,257,242 shares of common stock.

11.Stock-Based Compensation

Stock Option Plan

The Company has the following stock-based compensation plans: 2007 Equity Incentive Plan (the “2007 Plan”), the 2017 Equity Incentive Plan (the “2017 Plan”), and the 2020 Equity Incentive Plan (the "2020 Plan", and, together with the 2007 Plan and the 2017 Plan, the "Plans").

In January 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan, which took effect upon the execution of the underwriting agreement for the Company’s IPO in January 2020.  The 2020 Plan is intended as the successor to and continuation of the 2007 Plan and the 2017 Plan. No additional stock awards will be granted under these plans. The number of shares issuable under the Plans is adjusted for capitalization changes, forfeitures, expirations and certain share reacquisitions. The Plan provides for the grants of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), restricted stock awards, and restricted stock unit awards ("RSUs"). ISOs may be granted only to employees, including officers. All other awards may be granted to employees, including officers, non-employee directors and consultants. The 2020 Plan provides that grants of ISOs will be made at no less than the estimated fair value of common stock, as determined by the Board of Directors, at the date of grant. Stock options granted to employees and nonemployees under the Plans generally vest over four years. Options granted under the Plans generally expire ten years after the date of grant.

At June 30, 2020, 18,604,144 shares were available for future grants.

2020 Employee Stock Purchase Plan

In January 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (“ESPP”) Plan.  The 2020 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The Company has initially reserved 2,800,000 shares of common stock for issuance under the 2020 ESPP.  The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the lesser of (1) 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding fiscal year, (2) 2,800,000 shares, and (3) a number of shares determined by our board. The stock-based compensation expense recognized for the ESPP was $597 and $1,006 during the three and six months ended June 30, 2020.

Stock Option Activity

The following table summarizes stock option activity under the 2020 Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2019	27,806,309	$5.97	7.76	$207,956
Granted	375,200	22.15
Exercised	(396,573)	5.29
Cancelled	(148,777)	8.69
Outstanding as of June 30, 2020	27,636,159	$6.19	7.04	$832,784

Options exercisable as of June 30, 2020	14,862,415	$4.46	5.86	$189,208
Options vested and expected to vest as of June 30, 2020	24,109,807	$5.78	6.81	$736,237

The fair value of options granted was $3,180 and $4,429, respectively, for the three and six months ended June 30, 2020, and $4,760 and $8,643, respectively, for the three and six months ended June 30, 2019.

RSU Activity

The following table summarizes the RSU activity under the 2020 Plan:

	Number of	Grant Date
	Shares	Fair Value
Unvested and outstanding as of December 31, 2019	-	$-
Granted	1,334,628	19.95
Vested	-	-
Canceled and forfeited	(14,993)	20.79
Unvested and outstanding as of June 30, 2020	1,319,635	$19.94

Stock-Based Compensation Expense

Total stock-based compensation expense for employees and nonemployees recognized by the Company was $8,363 and $18,688, respectively, for the three and six months ended June 30, 2020, and $3,390 and $6,344, respectively, for the three and six months ended June 30, 2019. A tax benefit of $92 and $372 for the three and six months ended June 30, 2020, respectively, and $178 and $232 for the three and six months ended June 30, 2019, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities. At June 30, 2020, there was $32,690 in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 2.02 years.

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales and marketing	$668	$151	$1,268	$462
General and administrative	7,695	3,239	17,420	5,882
	$8,363	$3,390	$18,688	$6,344

Common Stock

In June 2020, the Company completed a secondary offering in which certain stockholders sold 8,300,000 shares of common stock at an offering price of $31.00 per share. The selling stockholders received all of the net proceeds from the sale of shares in this offering. The Company did not sell any shares or receive any proceeds in this secondary offering.

12.	Income Taxes

The Company recorded an income tax benefit of $22 and $72, respectively, for the three and six months ended June 30, 2020, and an income tax provision of $16 and $26, respectively, for the three and six months ended June 30, 2019. This represents an effective tax rate for the respective periods of .075% and .124%, respectively, for the three and six months ended June 30, 2020, and (.137%), and (.141%), respectively, for the three and six months ended June 30, 2019. The Company has historically been in an overall loss position and is only subject to state minimum taxes. The Company maintains a full valuation allowance for all of its deferred tax assets.  The effective tax rate differs in 2020 from the federal statutory rate due to recognition of benefits of the CARES Act and the change in need for a valuation allowance.  The effective tax rate differs in 2019 due to the change in need for a valuation allowance and state minimum taxes.

Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act was enacted on March 27, 2020 and includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. The CARES Act did not have a material impact on the Company’s income taxes for the three and six months ended June 30, 2020 and 2019.

13.	Net Loss Per Share

Net Loss Per Share Attributable to 1Life Healthcare, Inc. Stockholders

Basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders’ was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(30,301)	$(11,488)	$(64,858)	$(18,532)
Less: Net loss attributable to noncontrolling interest	-	(287)	(704)	(661)
Net loss attributable to 1Life Healthcare, Inc. stockholders'	$(30,301)	$(11,201)	$(64,154)	$(17,871)

Denominator:
Weighted average common shares outstanding— basic and diluted	126,150,347	18,365,559	105,517,206	18,285,582
Net loss per share attributable to 1Life Healthcare, Inc. stockholders'— basic and diluted	$(0.24)	$(0.61)	$(0.61)	$(0.98)

The Company’s potentially dilutive securities, which include stock options, unvested RSUs, 2025 Notes, redeemable convertible preferred stock and warrants to purchase shares of redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders’ is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders’ for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2020	2019
Options to purchase common stock	27,636,159	23,234,596
Warrants to purchase common stock	161,825	-
Unvested restricted stock	1,319,635	-
Redeemable convertible preferred stock (as converted to common stock)	-	86,251,669
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	-	673,241
	29,117,619	110,159,506

As the Company expects to settle the principal amount of the 2025 Notes in cash and any excess in cash or shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. The conversion spread of 7,117,270 shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $44.43 per share.

14.	Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2020 and December 31, 2019, the Company has not incurred any material costs as a result of such indemnifications.

Legal Matters

In May 2018, a class action complaint was filed by two former members against the Company in the Superior Court of California for the County of San Francisco, or the Court, alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. In September 2018, the Company filed a motion to compel the plaintiffs to individually arbitrate their claims, which motion was granted as to one plaintiff and denied as to the other. The Company is appealing the denial of its motion to compel arbitration and filed its appellate brief in November 2019.  Appellate proceedings are delayed due to COVID-related court shutdowns. An arbitrator conducted arbitration between the Company and the plaintiff ordered to arbitration, and in June 2020, issued a decision that the arbitration agreement is unenforceable against the plaintiff. The Company filed its challenge to the arbitrator’s decision in August 2020. In light of, among other things, the early stage of the litigation, the Company is unable to make an estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. Legal fees, net of amounts recoverable from the Company’s insurance provider, have been recorded as general and administrative expenses in the condensed consolidated statements of operations. Additional attorney’s fees in excess of those covered will be expensed as incurred.

In addition, from time to time, the Company has been and may be involved in various legal proceedings arising in the ordinary course of business. The Company currently believes that the outcome of these legal proceedings, either individually or in the aggregate, will not have a material effect on its condensed consolidated financial position, results of operations or cash flows.

Sales and Use Tax

During 2017 and 2018, a state jurisdiction engaged in an audit of 1Life’s sales and use tax records applicable to that jurisdiction from March 2011 through February 2017. As of June 30, 2020, the Company estimated a probable loss from the audit and recorded the estimate in accrued expenses related to one aspect of the finding, including interest and penalties. The Company disputes the other finding representing the majority of the state’s proposed audit change and has filed a notice of appeal. At this time, the Company believes it has a compelling basis to dispute the audit finding and it is not able to estimate the amount of loss or range of loss, if any, related to this matter.

15.	Related Party Transactions

Certain of the Company’s investors are also customers of the Company. The Company recognized revenue under contractual obligations from such customers of $155 and $201, respectively, for the three and six months ended June 30, 2020, and $38 and $76, respectively, for the three and six months ended June 30, 2019. The Company had outstanding receivable balances of $210 and $2,344 from such customers as of June 30, 2020 and December 31, 2019, respectively.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risk, uncertainties and assumptions. Our actual results may differ materially from management’s expectations and those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the continuing impact of the COVID-19 pandemic and societal and governmental responses as well as those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Our vision is to delight millions of members with better health and better care while reducing the total cost of care. Our mission is to transform health care for all through our human-centered, technology-powered model. We are a membership-based primary care platform with seamless digital health and inviting in-office care, convenient to where people work, shop, live and click. We are disrupting health care from within the existing ecosystem by simultaneously addressing the frustrations and unmet needs of key stakeholders, which include consumers, employers, providers, and health networks. As of June 30, 2020, we had 475,000 members in eleven markets in the United States and greater than 7,000 employer clients.

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

Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. We were founded in 2007 in San Francisco and have since grown to 475,000 members and 96 medical offices in eleven markets across the United States as of June 30, 2020.

Impact of COVID-19 on Our Business

For the three months ended June 30, 2020, COVID-19 has positively impacted our membership, while related community self-isolation practices and shelter-in-place requirements have negatively impacted our net revenue, cost of care as a percentage of net revenue, and loss from operations. Beginning in early March, we primarily saw an increase in interest by employers to offer us to their employees as a result of COVID-19 related developments. At the same time, community self-isolation practices and shelter-in-place requirements reduced in-office visits, negatively affecting our net patient service revenue and the visit revenue that our health network partners are able to generate from these members. Utilization volume across all of our billable services, including in-office visits, COVID-19 testing and Remote Visits (as described below), declined from mid-March 2020 through April 2020 but began recovering thereafter. Notably, during the month of June 2020, the aggregate number of billable services provided exceeded pre-COVID-19 levels. However, the average reimbursement for these billable services remains below pre-COVID-19 levels.

This overall decline of in-office visit volumes was partially offset through the launch of mobile testing facilities, as well as new product launches. We opened our first mobile COVID-19 testing site in March 2020 and are currently operating 10 mobile testing sites. We also announced various partnerships to support the broad testing of the communities we serve, including high risk groups and essential health workers, without the requirement to pay us a membership fee, and we are providing these testing services regardless of a patient’s health insurance status.

We have also launched Remote Visits where our providers perform typical primary care visits with our members remotely from either one of our offices or from a provider’s home. While Remote Visits are typically reimbursed by insurance carriers and generally at equivalent rates to similar in-office visits, because these visits do not involve procedures or certain services such as vaccines or reproductive care, they often result in lower average fee-for-service reimbursement as compared to similar in-office visits. Further, our members may not utilize remote visits as readily as in-office visits. As a result, these remote visits offset, only in part, the decline of in-office net patient service as well as the visit revenue that our health network partners generate from our members. In addition to these Remote Visits, we have also launched several other products and programs to address a variety of additional health care needs that have been amplified or created by COVID-19, such as the ability for our members to manage stress, anxiety, depression and insomnia through a number of virtual behavior health offerings including coaching and group visits, and return to work programs for employers.

Of our 96 medical offices, we have temporarily closed some of our near-site offices and most of our on-site offices, while 74 of our offices remain open to our members, along with our 10 mobile testing facilities. We have not laid off or reduced salaries of our employees and providers. As a result, our cost of care as a percentage of net revenue and our loss from operations have increased for the three months ended June 30, 2020 due to lower net revenue as a result of COVID-19 and costs associated with newly opened offices.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition or liquidity, and expect the evolving COVID-19 pandemic to continue to impact our business and results of operations. Prolonged community self-isolation practices, past, existing or future shelter-in-place requirements, ongoing uncertainties about COVID-19, and other changes have reduced and may likely continue to reduce in-office visits, negatively affecting our net patient service revenue and the visit revenue our health network partners are able to generate, notwithstanding increases in the aggregate number of billable services provided commencing in the second half of June 2020 as well as potential membership growth. As a result of these multiple factors, we anticipate that our net revenue and results of operations will continue to be negatively impacted for at least the three and nine months ending September 30, 2020 and for so long as the pandemic and related effects persist. As we cannot predict the long-term impact of COVID-19 and related changes, including the volume and extent of patient visit backlog once community self-isolation practices are relaxed or lifted, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition or liquidity. As of June 30, 2020, we had cash, cash equivalents and short-term marketable securities of $664.4 million and debt liabilities of $235.7 million.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others.  Under the CARES Act, we received an income grant of $2.4 million from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”) during the quarter ended June 30, 2020. We have recognized it as Grant income for the three and six months ended June 30, 2020. See Note 5, Revenue Recognition, of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this report.

Our Business Model

We have developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. Our annual membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered under health insurance programs. Our members join either individually as consumers by paying an annual membership fee or are sponsored by an enterprise client who purchases a subscription for their employees and, increasingly, their dependents. All members have actively registered with us. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging, and our in-office care is delivered at any of our 96 medical offices, of which 74 offices remain open as of June 30, 2020

We derive net revenue from multiple stakeholders, including consumers, employers, health networks and insurers. We recognize net revenue as (i) membership revenue from annual employer and consumer subscription fees, (ii) partnership revenue predominantly on a per member per month (“PMPM”) basis from health networks, fixed payments from enterprise clients for on-site medical services, and capitation payments from Independent Physician Associations (“IPAs”) and (iii) net patient service revenue on a per visit basis from health insurers and patients. We are in-network with most health insurance plans in all of our markets.

We generate a portion of our revenue through membership fees charged to either consumer members or enterprise clients. As of June 30, 2020, our current list price for new members for annual consumer membership fee was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.

We have entered into clinically integrated care partnerships with health networks, which generate revenue either through fee-for-service reimbursements for member in-office visits under the health network’s contracts or as PMPM payments. For our health network arrangements that provide for PMPM payments, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. In those circumstances, we earn PMPM payments in lieu of per visit fees for services from member office visits.

We generate partnership revenue from (i) our health network partners on a PMPM basis, (ii) fixed price or fixed price per employee contracts with enterprise clients with on-site medical services, or (iii) capitation payments from IPAs that contract with HMOs for medical services provided to covered participants.

Our membership fee revenue and partnership revenue are contractual and recurring in nature. Membership revenue and partnership revenue as a percentage of total net revenue was 66% and 47% for the three months ended June 30, 2020 and 2019, respectively, and 61% and 47% for the six months ended June 30, 2020 and 2019, respectively. The increased percentage of revenue that is contractual and recurring in nature is due to continued expansion of enterprise on-site partnerships since 2018 and new agreements with health network partners since 2019.

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

Key Factors Affecting Our Performance

•

Acquisition of Net New Members and Enterprise Clients. We believe that our ability to increase our membership will enable us to drive financial growth as members drive our membership revenue, partnership revenue and net patient service revenue. However, the COVID-19 pandemic and related governmental and community responses have resulted in reduced in-office visits, partially offset by the introduction of increased virtual care services. As a result, our ability to generate revenue from our members has been negatively impacted as compared to prior periods. We continue to have significant opportunities to increase members in our existing markets through (i) new sales to consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients, and (iii) adding other potential services. Our ability to enroll new members either as consumer members or through enterprise clients will impact our results of operations. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee. The levels of activation rates at our enterprise clients may also affect the renewal rates of our enterprise clients. While we do not regularly monitor activation rates and related metrics across enterprise clients, we may use these metrics to compare member activation across different enterprise clients and to look for opportunities for additional membership activation within existing enterprise clients. We also intend to acquire members by expanding into new markets. To date in 2020, we have expanded into three new markets alongside our health network partners.

•

Components of Revenue. The variability in pricing levels under our contracts with health networks will impact our results of operations. We recognize net patient service revenue on a per visit basis at amounts dependent on (i) our billing rates and third-party payer contracted rates, including in certain cases through agreements with health networks, (ii) the mix of members who are commercially insured and (iii) the nature of visits. In addition, we may add additional services in the future for which we may charge in a variety of ways. To the extent the net amounts we charge our members, partners and clients change, our net revenue will also change. We recognize partnership revenue, among other things, from our health network partners on a PMPM basis. When entering these partnership agreements, our health network partners consider, among other things, the visit revenue they receive in return for entering into a PMPM arrangement. As a result of COVID-19, the number of in-office visits from our members has declined, negatively impacting our net patient service revenue and the visit revenue received by our health network partners from member visits under these partnership agreements.

•

Care Margin. Care margin is driven by net revenue, expansion of new medical offices or new services, average utilization of our services, and provider- and office-related expenses. As we open new medical offices or add new services, our care margin is likely to decrease initially due to a lag in realization of revenue from those new offices or services. In markets where we earn partnership revenue on PMPM contracts, higher patient visits, longer lengths of visits or increased use of medical supplies will lower our care margin. In markets where we earn patient service revenue, increased visits typically result in higher care margin. To the extent we need to increase the compensation for our providers, our care margin may decline. As a result of COVID-19, we expect our care margin to decline due to decreased net revenue and our increased operational efforts related to COVID-19.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Members (as of the end of the period)	475,000	379,000	475,000	379,000
Net revenue	$78,000	$66,233	$156,756	$129,243
Care margin	$24,550	$26,847	$51,757	$52,077
Adjusted EBITDA	$(15,175)	$(4,824)	$(28,665)	$(7,334)

Members

A member is a person who has paid for membership themselves or an employee or dependent whose membership has been paid for by an enterprise client for at least one year and who has registered with us. Members help drive membership revenue, partnership revenue and patient service revenue. We may offer trial memberships to enterprise clients, particularly for new services.  We do not include these employees as members until we have an annual enterprise contract. While the COVID-19 pandemic and related governmental and community responses have negatively impacted our ability to generate revenue from our members compared to prior periods, we believe growth in the number of members remains a key indicator of the performance of our business. This depends, in part, on our ability to successfully market our services directly to consumers and to employers that are not yet enterprise clients and our activation rate within existing clients. While growth in the number of members is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future member growth. Member numbers as of the end of each period are rounded to the thousands.

Members (in thousands)*

239 Q3 2017 272 Q4 2017 290 Q1 2018 309 Q2 2018 323 Q3 2018 346 Q4 2018 364 Q1 2019 379 Q2 2019 397 Q3 2019 422 Q4 2019 455 Q12020 475 Q2 2020

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

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to care margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Loss from operations	$(28,713)	$(11,310)	$(57,741)	$(19,473)
Sales and marketing	9,777	8,091	20,933	16,366
General and administrative	38,311	26,970	78,177	49,389
Depreciation and amortization	5,175	3,096	10,388	5,795
Care margin	$24,550	$26,847	$51,757	$52,077
Care margin as a percentage of net revenue	31%	41%	33%	40%

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

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net loss	$(30,301)	$(11,488)	$(64,858)	$(18,532)
Interest income	(366)	(1,242)	(1,400)	(2,589)
Interest expense	1,976	131	2,029	286
Depreciation and amortization	5,175	3,096	10,388	5,795
Stock-based compensation	8,363	3,390	18,688	6,344
Change in fair value of redeemable convertible preferred stock warrant liability	-	1,273	6,560	1,336
Provision (benefit) for income taxes	(22)	16	(72)	26
Adjusted EBITDA	$(15,175)	$(4,824)	$(28,665)	$(7,334)

Components of Our Results of Operations

Net Revenue

We generate net revenue through net patient service revenue, partnership revenue, and membership revenue.

Net Patient Service Revenue. We generate net patient service revenue from providing primary care services to patients in our offices when we bill the member or their insurance plan on a fee-for-service basis as medical services are rendered. While substantially all of our patients are members, we occasionally also provide care to non-members. Net patient service revenue accounted for 31% and 37% of our net revenue during the three and six months ended June 30, 2020, respectively, and 53% and 53% of our net revenue during the three and six months ended June 30, 2019, respectively.

Partnership Revenue. Partnership revenue is generated from the following:

•	Beginning in 2019, contracts with health systems as health network partners, for which the health system pays a price per member per month;
•	Contracts with enterprise clients for on-site medical services, for which the employer pays a fixed price or a fixed price per employee; and
•	Capitation payments from IPAs for which IPAs pay a fixed price per IPA participant.

Under our partnership arrangements, we receive fees that are generally linked to services provided, which are consistent across the various arrangements. All partnership revenue is recognized during the period in which we are obligated to provide professional clinical services to the member, employee, or participant, as applicable, and associated management, operational and administrative services to the health network partner, enterprise client, or IPA, as applicable. Partnership revenue accounted for 44% and 40% of our net revenue during the three and six months ended June 30, 2020, respectively, and 28% and 28% of our net revenue during the three and six months ended June 30, 2019, respectively.

Membership Revenue. Membership revenue is generated from annual membership fees paid by consumer members and from enterprise clients who purchase access to memberships for their employees and dependents. Membership revenue is recognized ratably over the contract period with the individual member or enterprise client. Membership revenue accounted for 23% and 21% of our net revenue during the three and six months ended June 30, 2020, respectively, and 19% and 19% of our net revenue during the three and six months ended June 30, 2019, respectively.

Grant income. Under the CARES Act, we were eligible for and received grant income from the Provider Relief Fund administered by HHS during the quarter ended June 30, 2020. The purpose of the payment is to reimburse us for healthcare-related expenses or lost revenues attributable to COVID-19. Grant income accounted for 3% and 2% of our net revenue during the three and six months ended June 30, 2020, respectively.

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

Interest Expense

Interest expense consists of interest costs associated with our notes payable issued pursuant to the LSA and our convertible senior notes (the “2025 Notes”).

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

Prior to our initial public offering in January 2020, we classified our redeemable convertible preferred stock warrants as a liability on our condensed consolidated balance sheets. We remeasured the redeemable convertible preferred stock warrant liability to fair value at each reporting date and recognized changes in the fair value of the redeemable convertible preferred stock warrant liability as a component of other income (expense), net in our condensed consolidated statements of operations.

Upon the closing of our initial public offering, the warrants to purchase shares of redeemable convertible preferred stock became exercisable for shares of common stock, at which time we adjusted the redeemable convertible preferred stock warrant liability to fair value prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of our initial public offering, the warrants are longer be subject to fair value accounting.

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

Net Loss Attributable to Noncontrolling Interest

In September 2014, we entered into a joint venture agreement with a healthcare system to jointly operate physician-owned primary care offices in a new market. We have the responsibility for the provision of medical services and for the day-to-day operation and management of the offices, including the establishment of guidelines for the employment and compensation of the physicians. Based upon this and other provisions of the operating agreement that indicate that we direct the economic activities that most significantly affect the economic performance of the joint venture, we determined that the joint venture is a variable interest entity and we are the primary beneficiary. Accordingly, we consolidate the joint venture and the healthcare system’s interest is shown within equity (deficit) as noncontrolling interest. The healthcare system’s share of earnings is recorded in the condensed consolidated statements of operations as net loss attributable to noncontrolling interest.

Effective April 1, 2020, we terminated the joint venture agreement with the healthcare system and transferred our ownership interest in the joint venture to the healthcare system. As a result, we determined that the joint venture no longer met the definition of a variable interest entity and accordingly, we determined that the joint venture was no longer required to be consolidated under the variable interest entity model. The joint venture was deconsolidated in the condensed consolidated financial statements as of April 1, 2020 and we derecognized all assets and liabilities of the joint venture. We did not record a gain or loss in association with the deconsolidation as we did not retain any noncontrolling interest in the joint venture and no consideration was transferred as a result of the ownership interest transfer to the healthcare system.

The condensed consolidated balance sheet as of December 31, 2019 and the condensed consolidated statement of operations for the six months ended June 30, 2020 include the operations of the joint venture through the date of deconsolidation. The condensed consolidated balance sheet as of June 30, 2020 and the condensed consolidated statement of operations for the three months ended June 30, 2020 do not include the operations of the joint venture.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net revenue	$78,000	100%	$66,233	100%	$156,756	100%	$129,243	100%
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	53,450	69%	39,386	59%	104,999	67%	77,166	60%
Sales and marketing (1)	9,777	13%	8,091	12%	20,933	13%	16,366	13%
General and administrative (1)	38,311	49%	26,970	41%	78,177	50%	49,389	38%
Depreciation and amortization	5,175	7%	3,096	5%	10,388	7%	5,795	4%
Total operating expenses	106,713	137%	77,543	117%	214,497	137%	148,716	115%
Loss from operations	(28,713)	-37%	(11,310)	-17%	(57,741)	-37%	(19,473)	-15%
Other income (expense):
Interest income	366	0%	1,242	2%	1,400	1%	2,589	2%
Interest expense	(1,976)	-3%	(131)	0%	(2,029)	-1%	(286)	0%
Change in fair value of redeemable convertible preferred stock warrant liability	-	0%	(1,273)	-2%	(6,560)	-4%	(1,336)	-1%
Loss before income taxes	(30,323)	-39%	(11,472)	-17%	(64,930)	-41%	(18,506)	-14%
Provision (benefit) for income taxes	(22)	0%	16	0%	(72)	0%	26	0%
Net loss	(30,301)	-39%	(11,488)	-17%	(64,858)	-41%	(18,532)	-14%
Less: Net loss attributable to noncontrolling interest	-	0%	(287)	0%	(704)	0%	(661)	0%
Net loss attributable to 1Life Healthcare, Inc.	$(30,301)	-39%	$(11,201)	-17%	$(64,154)	-41%	$(17,871)	-14%

(1)	Includes stock-based compensation, as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)				(dollar amounts in thousands)
Sales and marketing	$668	1%	$151	0%	$1,268	1%	$462	0%
General and administrative	7,695	10%	3,239	5%	17,420	11%	5,882	5%
	$8,363	11%	$3,390	5%	$18,688	12%	$6,344	5%

Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net revenue:
Net patient service revenue	$23,927	$34,882	$(10,955)	-31%	$58,013	$68,428	$(10,415)	-15%
Partnership revenue	33,993	18,760	15,233	81%	63,448	36,218	27,230	75%
Total net patient service and partnership revenue	57,920	53,642	4,278	8%	121,461	104,646	16,815	16%
Membership revenue	17,680	12,591	5,089	40%	32,895	24,597	8,298	34%
Grant income	2,400	-	2,400	nm	2,400	-	2,400	nm
Net revenue	$78,000	$66,233	$11,767	18%	$156,756	$129,243	$27,513	21%

nm – not meaningful

Net revenue increased $11.8 million, or 18%, from $66.2 million for the three months ended June 30, 2019 to $78.0 million for the three months ended June 30, 2020. Net revenue increased $27.5 million, or 21%, from $129.2 million for the six months ended June 30, 2019 to $156.8 million for the six months ended June 30, 2020. This increase in net revenue was primarily due to an increase in members by 96,000, or 25%, from 379,000 as of June 30, 2019 to 475,000 as of June 30, 2020, which was partially offset by lower net patient service revenue associated with shelter-in-place requirements and community self-isolation practices because of the COVID-19 pandemic, which began in mid-March 2020. The remaining increase in our net revenue was due to a $2.4 million income grant we received from the COVID-19 Provider Relief Fund administered by the HHS during the three months ended June 30, 2020.

Net revenue from patient service and partnerships increased $4.3 million, or 8%, from $53.6 million for the three months ended June 30, 2019 to $57.9 million for the three months ended June 30, 2020. Net revenue from patient service and partnerships increased $16.8 million, or 16%, from $104.6 million for the six months ended June 30, 2019 to $121.5 million for the six months ended June 30, 2020. The increase was primarily due to the 25% increase in members and the addition of new health network partnerships. The increase was partially offset by lower net patient service revenue associated with shelter-in-place requirements and community self-isolation practices because of the COVID-19 pandemic, which began in mid-March 2020.  Partnership revenue increased $15.2 million, or 81%, from $18.8 million for the three months ended June 30, 2019 to $34.0 million for the three months ended June 30, 2020. Partnership revenue increased $27.2 million, or 75%, from $36.2 million for the six months ended June 30, 2019 to $63.4 million for the six months ended June 30, 2020. The increase in partnership revenue for the three and six months ended June 30, 2020 was primarily a result of new partnerships with health networks and increased members, in addition to new on-site clinics and expanded capacity of existing on-site clinics.

Membership revenue increased $5.1 million, or 40%, from $12.6 million for the three months ended June 30, 2019 to $17.7 million for the three months ended June 30, 2020. Membership revenue increased $8.3 million, or 34%, from $24.6 million for the six months ended June 30, 2019 to $32.9 million for the six months ended June 30, 2020. The increase in membership revenue for the three and six months ended June 30, 2020 was primarily due to an increase in members of 96,000, or 25%, as well as an increase in revenue per member as new members joined at a higher annual membership fee.

Operating Expenses

Cost of Care, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$53,450	$39,386	$14,064	36%	$104,999	$77,166	$27,833	36%

Cost of care, exclusive of depreciation and amortization, increased $14.1 million, or 36%, from $39.4 million for the three months ended June 30, 2019 to $53.5 million for the three months ended June 30, 2020. This increase was primarily due to increases in provider employee-related expenses of $7.2 million, support employee-related expense of $2.4 million, occupancy costs of $2.6 million, and security and testing site expenses of $2.4 million, which was partially offset by the decrease in other expenses of $0.6 million.

Cost of care, exclusive of depreciation and amortization, increased $27.8 million, or 36%, from $77.2 million for the six months ended June 30, 2019 to $105.0 million for the six months ended June 30, 2020. This increase was primarily due to increases in provider employee-related expenses of $14.2 million, support employee-related expense of $5.3 million, occupancy costs of $5.1 million, security and testing site expenses of $2.5 million, and increases in other expenses of $0.7 million. In addition to growth in our existing offices, we added 24 offices since June 30, 2019 bringing our total number of offices to 96 as of June 30, 2020.

Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue increased from 59% for the three months ended June 30, 2019 to 69% for the three months ended June 30, 2020. Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue increased from 60% for the six months ended June 30, 2019 to 67% for the six months ended June 30, 2020. This increase was due primarily to increased costs resulting from new offices opened in the last twelve months while our net revenue was negatively impacted due to the COVID-19 shelter-in-place requirements. We incur a certain amount of fixed costs for an office prior to its opening and generally earn lower net revenue in the first year of opening.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Sales and marketing	$9,777	$8,091	$1,686	21%	$20,933	$16,366	$4,567	28%

Sales and marketing expenses increased $1.7 million, or 21%, from $8.1 million for the three months ended June 30, 2019 to $9.8 million for the three months ended June 30, 2020 primarily due to an increase in brand marketing and direct advertising of $0.2 million, salaries and benefits of $1.1 million, and stock-based compensation and other expense of $0.4 million. Sales and marketing expenses increased $4.6 million, or 28%, from $16.4 million for the six months ended June 30, 2019 to $20.9 million for the six months ended June 30, 2020 primarily due to an increase in brand marketing and direct advertising of $1.7 million, salaries and benefits of $2.1 million, and stock-based compensation and other expense of $0.8 million.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
General and administrative	$38,311	$26,970	$11,341	42%	$78,177	$49,389	$28,788	58%

General and administrative expenses increased $11.3 million, or 42%, from $27.0 million for the three months ended June 30, 2019 to $38.3 million for the three months ended June 30, 2020. This increase was primarily due to higher salaries and benefits of $6.0 million and stock-based compensation expense of $4.4 million, as we expanded our team and our equity program to support our growth. In addition, we also incurred additional legal and professional services expenses of $1.9 million and insurance premiums and business taxes of $1.2 million primarily associated with being a public company, in addition to other costs of $0.7 million, partially offset by a decrease in travel of $2.9 million due to shelter-in-place and community self-isolation practices resulting from COVID-19.

General and administrative expenses increased $28.8 million, or 58%, from $49.4 million for the six months ended June 30, 2019 to $78.2 million for the six months ended June 30, 2020. This increase was primarily due to higher salaries and benefits of $11.8 million and stock-based compensation expense of $11.5 million, as we expanded our team and our equity program to support our growth. Stock-based compensation includes $3.5 million associated with performance-based options to an executive that vested immediately upon the execution of the underwriting agreement for our initial public offering. In addition, we also incurred additional legal and professional services expenses of $3.0 million and insurance premiums and business taxes of $2.3 million primarily associated with being a public company, in addition to software-as-a-service costs of $1.3 million and other costs of $1.4 million, partially offset by a decrease in travel due to shelter-in-place orders of $2.5 million.

Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Depreciation and amortization	$5,175	$3,096	$2,079	67%	$10,388	$5,795	$4,593	79%

Depreciation and amortization expenses increased $2.1 million, or 67%, from $3.1 million for the three months ended June 30, 2019 to $5.2 million for the three months ended June 30, 2020. This increase was primarily due to new medical offices, capitalization of software development, upgraded office software, and our new corporate office. Depreciation and amortization expenses increased $4.6 million, or 79%, from $5.8 million for the six months ended June 30, 2019 to $10.4 million for the six months ended June 30, 2020. This increase was primarily due to new medical offices, capitalization of software development, upgraded office software, and our new corporate office.

Other Income (Expense)

Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Interest income	$366	$1,242	$(876)	-71%	$1,400	$2,589	$(1,189)	-46%

Interest income decreased $0.9 million from $1.2 million for the three months ended June 30, 2019 to $0.4 million for the three months ended June 30, 2020 due to lower interest rates and investment yields on higher average cash, cash equivalents and marketable securities balances. Interest income decreased $1.2 million from $2.6 million for the six months ended June 30, 2019 to $1.4 million for the six months ended June 30, 2020 due to lower interest rates and investment yields on higher average cash, cash equivalents and marketable securities balances.

Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Interest expense	$(1,976)	$(131)	$(1,845)	nm	$(2,029)	$(286)	$(1,743)	nm

nm – not meaningful

Interest expense increased $1.8 million from $0.1 million for the three months ended June 30, 2019 to $2.0 million for the three months ended June 30, 2020 primarily due to amortization of the debt discount and issuance costs on our 2025 Notes issued in the second quarter of fiscal 2020. Interest expense increased $1.7 million from $0.3 million for the six months ended June 30, 2019 to $2.0 million for the six months ended June 30, 2020 primarily due to amortization of the debt discount and issuance costs on our 2025 Notes issued in the second quarter of fiscal 2020.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Change in fair value of redeemable convertible preferred stock warrant liability	$-	$(1,273)	$1,273	nm	$(6,560)	$(1,336)	$(5,224)	nm

nm – not meaningful

The change in fair value of the redeemable convertible preferred stock warrant liability decreased $1.3 million from $1.3 million for the three months ended June 30, 2019 to $0.0 million for the three months ended June 30, 2020. The decrease was due to the change in fair value of the underlying redeemable convertible preferred stock. The change in fair value of the redeemable convertible preferred stock warrant liability increased $5.2 million from $1.3 million for the six months ended June 30, 2019 to $6.6 million for the six months ended June 30, 2020. The increase was due to the change in fair value of the underlying redeemable convertible preferred stock.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Provision (benefit) for income taxes	$(22)	$16	$(38)	nm	$(72)	$26	$(98)	nm

nm – not meaningful

Provision (benefit) for income taxes decreased $38 thousand from $16 thousand for the three months ended June 30, 2019 to a benefit of $22 thousand for the three months ended June 30, 2020 due primarily to benefits from the CARES Act enacted on March 27, 2020. Provision (benefit) for income taxes decreased $98 thousand from $26 thousand for the six months ended June 30, 2019 to a benefit of $72 thousand for the six months ended June 30, 2020 due primarily to benefits from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020.

Net Loss Attributable to Noncontrolling Interest

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net loss attributable to noncontrolling interest	$-	$(287)	$287	-100%	$(704)	$(661)	$(43)	7%

Net loss attributable to noncontrolling interest decreased $0.3 million due to the deconsolidation of the joint venture as of April 1, 2020. Net loss attributable to noncontrolling interest remained relatively consistent for the six months ended June 30, 2020 compared to the six months ended June 30, 2020 primarily due to the deconsolidation of the joint venture as of April 1, 2020.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from the sale of redeemable convertible preferred stock, our initial public offering, issuance of 2025 Notes, and to a lesser extent, notes payable under credit facilities. As of June 30, 2020, we had cash, cash equivalents and short-term marketable securities of $664.4 million. We believe that our existing cash and cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our pace of new member growth and expanded enterprise client and health network relationships, our pace and timing of expansion of new medical offices, and the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. See Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 “In order to support the growth of our business, we may need to incur additional indebtedness under our existing loan agreement or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.”

For the three months ended June 30, 2020, community self-isolation practices and shelter-in-place requirements, related to COVID-19 have negatively impacted our net revenue and cost of care. Prolonged community self-isolation practices and shelter-in-place requirements, ongoing uncertainties about COVID-19, and other changes may continue to reduce in-office visits, negatively affecting our net patient service revenue and the visit revenue our health network partners are able to generate. We do not anticipate that our testing services or billable Remote Visits will offset this impact fully.  Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition or liquidity.

Indebtedness

In January 2013, we entered into the LSA with Silicon Valley Bank, which, as amended, provides for aggregate borrowings of up to $11.0 million in the form of term loans. In 2016, we drew down the full $11.0 million available to us under the LSA, and no additional amounts remained available for borrowing under the LSA as of June 30, 2020. As of June 30, 2020, the outstanding principal amount under the LSA was $1.1 million.

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

In May 2020, we issued $275.0 million aggregate principal amount of 3.0% convertible senior notes due June 2025 in a private offering and in June 2020, and an additional $41.2 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option by the initial purchasers (the “2025 Notes”). The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 3.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. As of June 30, 2020, the net carrying amount of the liability component of the 2025 Notes was $234.6 million and the net carrying amount of the equity component of the 2025 Notes was $73.4 million.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	$(10,105)	$(14,397)
Net cash provided by (used in) investing activities	(284,417)	37,435
Net cash provided by (used in) financing activities	567,899	(928)
Net increase in cash, cash equivalents and restricted cash	$273,377	$22,110

Operating Activities

During the six months ended June 30, 2020, operating activities used $10.1 million of cash, resulting from our net loss of $64.9 million, partially offset by net non-cash charges of $43.0 million and net cash provided by changes in our operating assets and liabilities of $11.7 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of a $16.1 million increase in deferred revenue, a $10.8 million net increase in accounts payable and accrued expenses, increase of $2.7 million in other liabilities, and a decrease in prepaid and other current assets of $1.1 million, partially offset by a $13.6 million increase in accounts receivable, and a $5.1 million decrease in operating lease liabilities net. The increase in deferred revenue is primarily related to an increase in contract liabilities associated with our health network partnerships and the enterprise and on-site client growth. The increase in accounts payable and accrued expenses is primarily related to timing of payments related to accrued compensation. The increase in accounts receivable is primarily due to receivables from health network partners that have longer invoicing and payment cycles than insurance payers and growth of our enterprise and on-site clients.

During the six months ended June 30, 2019, operating activities used $14.4 million of cash, resulting from our net loss of $18.5 million and net cash used in changes in our operating assets and liabilities of $12.3 million, partially offset by net non-cash charges of $16.4 million. Net cash used in changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $14.9 million increase in accounts receivable, net, an increase in prepaid and other current assets of $1.2 million, and a $3.4 million decrease in operating lease liabilities, partially offset by a $4.0 million increase in deferred revenue. The increase in accounts receivable is primarily due to receivables from health network partners that have longer invoicing and payment cycles than insurance payers.

Investing Activities

During the six months ended June 30, 2020, investing activities used $284.4 million of cash, resulting primarily from purchases of short-term marketable securities of $367.4 million and purchases of property and equipment of $39.5 million due primarily to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software. This was partially offset by maturities of short-term marketable securities of $123.3 million.

During the six months ended June 30, 2019, investing activities provided $37.4 million of cash, resulting from maturities of short-term marketable securities of $208.1 million, offset by purchases of short-term marketable securities of $150.0 million and purchases of property and equipment of $20.7 million due primarily to leasehold improvements, computer equipment, and furniture and fixtures for our new corporate office, remodels and improvements to existing offices, and capitalization of internal-use software development costs.

Financing Activities

During the six months ended June 30, 2020, financing activities provided $567.9 million of cash, resulting primarily from proceeds from the issuance of our 2025 Notes of $307.5 million, net of issuance costs, our initial public offering of $281.8, exercises of stock options and warrants of $2.2 million, offset by payment of offering costs associated with our initial public offering of $21.3 and payment of debt obligation of $2.2 million.

During the six months ended June 30, 2019, financing activities used $0.9 million of cash, resulting from payment of debt obligation of $2.2 million, offset by exercises of stock options and warrants of $1.3 million.

Contractual Obligations and Commitments

In May 2020, we issued convertible senior notes due June 2025 which bear interest at a fixed rate of 3.0% per annum.  The following summarizes our contractual obligation relating to the 2025 Notes as of June 30, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Convertible senior notes	$316,250	$-	$-	$316,250	$-
Interest on convertible senior notes (1)	47,869	9,918	28,463	9,488	-
Total	$364,119	$9,918	$28,463	$325,738	$-
(1)	Amounts in this table reflect the contractually required interest payable pursuant to the 2025 Notes.

The contractual commitment amounts in the table and footnote above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table or footnote above.

There were no other material changes in our contractual obligations and commitments as of June 30, 2020 as compared to those disclosed as of December 31, 2019 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 27, 2020.

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

During the three months ended June 30, 2020, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 27, 2020.

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

We will remain an emerging growth company until the earlier to occur of (1) (a) December 31, 2025, (b) the last day of the fiscal year in which our annual gross revenue is $1.07 billion or more, or (c) the date on which we are deemed to be a “large-accelerated filer,” under the rules of the SEC with at least $700 million of our common stock held by non-affiliates as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $300.7 million as of June 30, 2020, held primarily in money market funds for working capital purposes.

We had short-term marketable securities of $363.7 million as of June 30, 2020, consisting of money market funds, commercial paper and U.S. Treasury bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

In January 2013, we entered into the LSA with Silicon Valley Bank. As of June 30, 2020, the outstanding amount under this loan agreement was $1.1 million. The interest rate of the LSA is the greater of prime plus 1.81% or 5.56%, and it matures September 1, 2020.

In May 2020, we issued convertible senior notes due June 2025 which bear interest at a fixed rate of 3.0% per annum. As of June 30, 2020, the net carrying amount of the liability component of the 2025 Notes was $234.6 million and the net carrying amount of the equity component of the 2025 Notes was $73.4 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, discussed below, our disclosure controls and procedures were not effective as of June 30, 2020.

As disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2019, our management identified material weaknesses in internal control over financial reporting resulting from an ineffective risk assessment process, which led to improperly designed controls.  The material weaknesses did not result in any adjustments to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.  We are in the process of remediating the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Please see Note 14, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 1A. Risk Factors.

Other than as described below, there have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing coronavirus (COVID-19) pandemic may negatively impact our business, financial condition, results of operations and growth.

The global spread of the COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have created significant impact to the global economy. The duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect the evolving COVID-19 pandemic to continue to impact our business, results of operations, and financial condition and liquidity, but cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition and liquidity. In March 2020 and to date, community self-isolation practices and shelter-in-place requirements reduced in-office visits, negatively affecting our net patient service revenue and which may not be replaced by insurance coverage or government funding. Continued shelter-in-place, quarantine, executive order or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection, among other factors, have negatively impacted and are expected to continue to negatively impact our results of operations and net revenue, business and financial condition. These measures and practices have resulted in temporary closures of some of our near-site offices and most of our on-site offices, have resulted in delays in openings of our new medical offices, and may result in delays in entry into new markets and expansion in existing markets. Governmental authorities in certain of our markets, including California, have begun re-opening and lifting or relaxing shelter-in-place and quarantine measures only to revert such restrictions in the face of increases in new COVID-19 cases. In addition, in markets where our health network partners receive visit revenue in return for paying us a fixed price PMPM, a decrease in in-office utilization also reduces the visit revenue received by our health network partners, potentially negatively impacting their ability or willingness to pay us. In addition, due to the shelter-in-place orders across the country, we have implemented work-from-home policies for many employees which may impact productivity and disrupt our business operations, as well as those of our employer customers. While outbreaks such as COVID-19 have resulted in increased membership, such increased membership levels may not be sustained, and our consumer membership and enterprise customer retention may fall following the outbreak. The United States has seen an unprecedented unemployment rate since the start of the pandemic. As a result, we may see a decline in membership or per member usage of our services, resulting in a decline in net patient revenue. Moreover, as part of our rapid response to the COVID-19 pandemic, we have implemented new services and products, including specimen collection and other testing related services for COVID-19 based on continuously evolving regulatory standards, which may not be reimbursable or billable services. Further, the average reimbursement for any such billable services have been, and will likely continue to be, lower than traditional in-office visits, and we cannot be certain when in-office visits will return to pre-COVID levels, if at all. These new services and products could also result in inaccurate results or other member or employer customer dissatisfaction with such services and products, potentially resulting in legal disputes or claims. In addition, the COVID-19 pandemic may continue to negatively impact our operations, and net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition by disrupting or delaying delivery of materials and products in the supply chain for our offices, including protective equipment for healthcare providers, by causing staffing shortages, by increasing capital expenditures due to the need to buy incremental hardware, or by reducing the liquidity and value of our short-term marketable securities.

Health care organizations around the world, including our health network partners in the United States, have faced and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Some of these measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will harm the results of operations, liquidity and financial condition of these health care organizations, including certain of our health network partners. We cannot accurately predict at this time the ultimate severity or duration that the foregoing measures and challenges may have on these health care organizations, including us and our health network partners. Our health network partners rely, among other things, on the visit revenue they receive from members to offset the costs of the fixed price PMPM arrangement with us. As a result, our partners may also seek contractual accommodations from us. Given our dependence on our health network partners for a portion of our net revenue, our own business, financial condition and results of operations may be negatively impacted.

The COVID-19 pandemic and similar crises could also diminish the public’s trust in healthcare facilities, especially facilities that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by infectious diseases. As certain of our medical offices treat patients with COVID-19 or other infectious disease, patients may be discouraged from visiting our offices, including cancelling appointments or failing to seek other care at the One Medical PCs. On the other hand, we are seeing patients book appointments for remote visits with our providers in lieu of office appointments. There can be no assurances that patients will continue booking remote visit appointments at the same level or at all for the duration of the pandemic. Our providers also face an increased risk of infection with COVID-19, which may result in staffing shortages at our offices or increased workers’ compensation claims. Our medical offices could also become overburdened with requests for visits or lab testing, and our virtual care teams may also become overburdened with member requests. In order to provide testing services in certain markets and to comply with certain local requirements, we opened temporary testing facilities. We may be required in the future to similarly make alterations to our operations, which increase our costs and diverts resources from managing our business and growth.

State and federal regulators have promulgated a variety of different emergency orders, laws, and regulations intended to permit health care providers to provide care to COVID-19 and other patients in need of medical care during the COVID-19 crisis, including through the relaxation of licensure requirements and privacy restrictions for telehealth and various waivers intended to limit liability for providers treating patients during the COVID-19 pandemic. We are undertaking many new programs to rapidly respond to the COVID-19 pandemic, including telehealth visits and testing arrangements, in reliance on these new initiatives. Although we believe that our arrangements comply with the requirements of these new initiatives, there can be no assurance that such emergency orders, laws and regulations will continue to apply or that regulators or other governmental entities will agree with our interpretation of these arrangements under applicable law, and any regulatory or governmental investigations or other disputes as a result of these arrangements, or the failure of various waivers for limitations of liability or other provisions under such emergency orders, laws and regulations to apply to us could divert resources and harm our business, financial condition and results of operations.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. Further, a recession or prolonged economic contraction could also harm the business and results of operations of our enterprise customers, resulting in potential business closures and layoffs of employees. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income for members, cutbacks in employer benefits programs and reduced size of workforces, which could reduce our membership revenue and in-clinic and onsite clinic utilization and harm our business, financial condition and results of operations.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We cannot at this time precisely predict what effects the COVID-19 outbreak will have on our business, results of operations and financial condition, including due to uncertainties relating to the severity of the disease, the duration of the pandemic and the governmental responses to the pandemic.

In addition, given the inherent uncertainty surrounding COVID-19 due to rapidly changing governmental directives, public health challenges and economic disruption and the duration of the foregoing, the potential impact that COVID-19 could have on the other Risk Factors described in this “Risk Factors” section and the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated by reference herein remain unclear.

Our business model and future growth are substantially dependent on the success of our strategic relationships with third parties.

We will continue to substantially depend on our relationships with third parties, including health network partners and enterprise clients to grow our business. We have historically derived a significant portion of our membership revenue from annual membership fees sponsored by our enterprise clients for their employees and patient visit revenue from such employees. In addition, our growth depends on maintaining existing, and developing new strategic affiliations with health network partners. Further, we rely on a number of partners such as benefits enrollment platforms, professional employment organizations, consultants and other distribution partners in order to sell our solutions and services and enroll members onto our platform.

Our agreements with our enterprise clients often provide for fees based on the number of members that are covered by such clients’ programs each month, known as capitation arrangements. Certain of our enterprise clients also pay us a fixed fee per year regardless of the number of registered members. The number of individuals who register as members through our enterprise clients is often affected by factors outside of our control, such as plan endorsement by the employer and member outreach and retention initiatives. Enterprise clients may also prohibit us from engaging in direct outreach with employees as potential members, or we may be unsuccessful in spreading brand awareness among employees who perceive competitors as offering better solutions and services, which would decrease growth in membership and reduce our net revenue. Increasing rates of unemployment may also result in loss of members at our enterprise clients, and economic recessions or slowdowns can result in our enterprise clients terminating their employee sponsorship arrangements with us for budgetary reasons. In addition, during periods of economic slowdown, enterprise clients may face less competition for new hires or may not need to hire as many employees, and as a result, they may not need to sponsor memberships with us as a means to attract new hires. For example, economic pressures arising from the COVID-19 pandemic have resulted in certain of our clients implementing cost-cutting measures such as layoffs. If the number of members covered by a client were to be reduced, including due to benefits reductions or layoffs during and after the COVID-19 pandemic, such reductions would lead to a reduction of membership fees, a decrease in our patient service revenue and may also result in the enterprise client electing not to renew our contract for another year. Even if we maintain a contract with an enterprise client to sponsor membership fees, employees of that customer may not sign up as members due to lack of awareness, inadequate marketing penetration due to information overflow at that customer or otherwise, or perceived inadequacy of our solutions or services as compared to those of competitors sponsored by the same customer. In addition, the growth forecasts of our clients are subject to significant uncertainty, including after the COVID-19 pandemic and any prolonged ensuing economic recession, and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our customers and partners compete meet the size estimates and growth forecasted, their program membership could fail to grow at similar rates, if at all. Historical activation rates within a given enterprise client may also not be indicative of future membership levels at that enterprise client or activation rates of similarly situated enterprise clients. Further, high activation rates do not necessarily result in increased patient service revenue or membership revenue. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee.

We also derive a portion of our revenue from partnership revenue. For the years ended December 31, 2018 and 2019 and for the six months ended June 30, 2020, we derived 12%, 29% and 40%, respectively, of our net revenue from partnership revenue. A substantial portion of our partnership revenue is derived from contracts with health network partners. Under these contracts, we closely collaborate with each health network on certain strategic initiatives such as the expansion of practice sites in a particular jurisdiction or service area, and clinical and digital integration between our primary care and their specialty care services. Our contracts with the health network partners are typically bespoke, with varying terms across health network partners. However, each contract generally provides for fees on a PMPM basis or a fee-for-service basis. Under contracts providing for PMPM fees, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. If we do not adequately satisfy the objectives of our partners and perform against contractual obligations, we may lose revenue under the applicable health network partner contract and the health network partner may become dissatisfied with the terms or our performance under the contract, which could result in its early termination or amendment, if permitted, and as a result, harm to our business and results of operations, including reduction in net revenue. We cannot guarantee that our health network partners will continue to be satisfied with the terms or circumstances under existing contracts as well, even if unrelated to our performance under the contracts, particularly given constraints and challenges posed by the COVID-19 pandemic. We have experienced contractual disputes and renegotiations with health network partners in the past and may experience additional disputes and renegotiations in the future. Our contracts with health network partners are often exclusive in the applicable jurisdiction; as a result, in new potential markets should we pursue a health network partnership, we would need to successfully contract with a sufficiently competitively viable health network partner, as we may not be able to terminate any such contract for several years without penalty or be able to partner with other health network partners in the same market due to competitive pressures or lack of counterparties. If we are unable to successfully continue our strategic relationships with our health network partners, on terms favorable to us or at all, or if we do not successfully contract with health network partners in new jurisdictions, our business and results of operations could be harmed.

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

In addition, our ability to provide our full range of services in each state is dependent upon a state’s treatment of telemedicine and emerging technologies (such as digital health services), which are subject to changing political, regulatory and other influences. Many states have laws that limit or restrict the practice of telemedicine, such as laws that require a provider to be licensed and/or physically located in the same state where the patient is located. For example, many of the states in which we operate are not members of the Interstate Medical Licensure Compact, which streamlines the process by which physicians licensed in one state are able to practice in other participating states. Failure to comply with these laws could result in denials of reimbursement for our services (to the extent such services are billed), recoupments of prior payments, professional discipline for our providers or civil or criminal penalties.

We have also had to adapt our business to changes in the healthcare regulatory landscape with the enactment of the CARES Act and other emergency orders, laws and regulations in response to the COVID-19 pandemic. While some of these changes have allowed us to rapidly respond to the COVID-19 pandemic including via expanded telehealth visits and testing arrangements, they have also required us to adapt to new requirements for insurers to pay for certain forms of diagnostic testing for COVID-19, prohibitions on cost-sharing or patient deductibles and new resources to help uninsured individuals pay for testing services. Although we believe that our arrangements comply with the requirements of these new initiatives, there can be no assurance that such emergency orders, laws and regulations will continue to apply or that regulators or other governmental entities will agree with our interpretation of these arrangements under applicable law, and any regulatory or governmental investigations or other disputes as a result of these arrangements, or the failure of various waivers for limitations of liability or other provisions under such emergency orders, laws and regulations to apply to us could divert resources and harm our business, financial condition and results of operations.

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

We rely on third-party vendors to host and maintain our technology platform. Our ability to offer our solutions and services and operate our business is dependent on maintaining our relationships with third-party vendors and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could harm our business and our ability to pursue our growth strategy. Because of the large amount of data that we collect and manage, it is possible that, despite precautions taken at our vendors’ facilities, the occurrence of a natural disaster, cyber incident, decision to close the facilities without adequate notice or other unanticipated problems could result in our non-compliance with privacy laws and regulations, loss of proprietary information, personal information, or PII, and other confidential information, and in lengthy interruptions in our service. These service interruptions could also cause our platform to be unavailable to our health network partners, enterprise clients and members, and impair our ability to deliver solutions and services and to manage our relationships with new and existing health network partners, enterprise clients and members.

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

Our services and operations involve the storage and transmission of health network partners’ and our enterprise clients’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, contractors, clients, customers, members and others, as well as the PHI of our members. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased number, sophistication and activities of perpetrators of cyber-attacks. The risk of cyber-attacks may be heightened during the COVID19 emergency as we and our vendors move to remote work which may pose more cyber security vulnerabilities, including those susceptible to exploitation. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized access to sensitive patient or member data (including PHI) or other personal information of employees, contractors, clients, members or others, a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our members, health network partners and enterprise clients. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely impact customer, partner, member or investor confidence in us, and reduce the demand for our solutions and services. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Our proprietary technology platform provides members with the ability to, among other things, register for our services, request a visit (either scheduled or on demand) and communicate and interact with providers, and allows our providers to, among other things, chart patient notes, maintain medical records, and conduct visits (via video, phone or the internet). Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary software from operating properly. Due to COVID19, use of virtual care has increased, which places a heavier demand on our technology platform and may cause performance levels to deteriorate. In addition, we are quickly introducing new features and functions within our technology platform to meet the needs of our members and providers during the COVID19 emergency. These features and functions may contain bugs or errors that could impact usability and technology and clinical operations. We continue to implement software with respect to a number of new applications and services. If our solutions do not function reliably or fail to achieve member, provider, partner or client expectations in terms of performance, we may lose or fail to grow member usage, fail to retain provider talent, members, partners and clients could assert liability claims against us, and partners and clients may attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain health network partners, enterprise clients, members and providers.

If we cannot implement or optimize our technology solutions for members, integrate our systems with health network partners or resolve technical issues in a timely manner, we may lose clients and partners and our reputation may be harmed.

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

Our members depend on our technology solutions, digital health platform, including our mobile app, and support services to access on-demand digital health services or schedule in-office visits. We may be unable to respond quickly enough to accommodate increases in member demand for support services, particularly as we increase the size of our membership base and as COVID-19 drive more member demand for our digital health services. We also may be unable to modify the format of our technology solutions and support services to compete with changes in such solutions and services provided by competitors. If we are unable to address members’ needs or preferences in a timely fashion or further develop and enhance our technology solutions, or if members are not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to redress the situation, and our business may be impaired and members’ and clients’ dissatisfaction with our technology solutions could damage our ability to maintain or expand our membership base. While we have not issued refunds or credits for membership fees for these reasons, and historically any refunds or credits issued have not had a significant impact on net revenue, there can be no assurance as to whether we may need to issue additional refunds or credits for membership fees in the future as a result of member or client dissatisfaction. For example, our members expect on-demand healthcare services through our mobile app and rapid in-office visit scheduling. Failure to maintain these standards may reduce our overall NPS, harm our reputation and cause us to lose members. Moreover, negative publicity related to our technology solutions, regardless of its accuracy, may further damage our business by affecting our reputation, NPS or ability to compete for new members and enterprise clients. If our technology solutions or support services are perceived as subpar or if we fail to meet the standards requested or preferred by our members, we may lose current and potential members, and our enterprise clients may terminate or decide not to renew their contracts with us. In addition, our enterprise clients expect our technology solutions to facilitate long-term cost of care reductions through high employee digital engagement, which we market as potential benefits for employers in providing employees with memberships for our solutions and services. If employers do not perceive our solutions and services as providing such efficiencies and cost savings, they may terminate their contracts with us or elect not to renew. Any such outcomes could also negatively affect our ability to contract with new enterprise clients through damage to our reputation. If any of these were to occur, our revenue may decline and our business, results of operations, financial condition and prospects could be harmed.

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

Further, as public and regulatory focus on privacy issues continues to increase, new laws and regulations, including health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle PII and healthcare-related data, and the cost of complying with standards could be significant and may include providing enhanced data security infrastructure. If we do not comply with existing or new laws and regulations related to PII and PHI, we could be subject to criminal or civil sanctions, as well as reputational harm.

Because of the extreme sensitivity of the information we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive employee, contractor, patient and member data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, harming member, client and partner confidence. Members may curtail their use of or stop using our services or our member base could decrease, which would cause our business to suffer. In addition, we could face litigation, significant damages for contract breach, significant penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and the public and measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, remediation offered to employees, contractors, health network partners, enterprise clients or members in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from an incident. In addition, we might not continue to be able to obtain adequate insurance coverage at an acceptable cost.

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

We do not collect sales and use and similar taxes in any states for our membership and enterprise offerings based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Certain states in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. For example, the State of New York audited our sales and use tax records from March 2011 through February 2017 and issued a determination that we owe back taxes, penalties and interest. While we are disputing the results of the audit, we may not be successful, in which case we may be required to make payments in tax assessments, penalties or interest, and may be required to collect sales and use taxes in the future. Such tax assessments, penalties and interest or future requirements may negatively impact our results of operations.

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition and results of operations.

Our offices and facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, protests and civil unrest, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. In particular, certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain an insurance policy covering damage to property we rent, such insurance may not be sufficient to compensate for the different types of associated losses that may occur, including business interruption losses. Any such losses or damages could harm our business, financial condition and results of operations. In addition, our health network partners’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or other negative effects on our business and operations.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be harmed.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, determination of useful lives for property and equipment, intangible assets including goodwill, capitalized internal-use software, allowance for doubtful accounts, valuation of redeemable convertible preferred stock warrant liability, self-insurance reserves, valuation of common stock, stock options valuations, contingent liabilities, income taxes and the fair value of the liability component of our 2025 Notes. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

If we are unable to obtain, maintain and enforce intellectual property protection for our technology and solutions or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology and solutions substantially similar to ours, and our ability to successfully commercialize our technology and solutions may be compromised.

Our business depends on proprietary technology and content, including software, processes, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret and copyright laws, confidentiality policies and procedures, cybersecurity practices and contractual provisions to protect the intellectual property rights of our proprietary technology and content. We have pending patent applications but do not currently own any issued patents. Accordingly, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings, which could be expensive and time-consuming. We may not be able to obtain protection for our technology and even if we are successful in obtaining effective patent, trademark, trade-secret and copyright protection, it is expensive to maintain these rights and the costs of defending our rights could be substantial. Moreover, our failure to develop and properly manage new intellectual property could hurt our market position and business opportunities. Furthermore, changes to U.S. intellectual property laws may jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection of certain inventions.

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

•	the impact of protests and civil unrest;
•	our relationships with our health network partners and any changes to or terminations of our contracts with the health network partners;
•	changes in laws or regulations applicable to our solutions and services;
•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•	publicity associated with issues with our services and technology platform;
•	our involvement in litigation, including medical malpractice claims and consumer class action claims;
•	any governmental investigations or inquiries into or challenges to our relationships with the One Medical PCs under the ASAs or to our relationships with health network partners;
•	future sales of our common stock or other securities, by us or our stockholders, as well as the anticipation of lock-up releases;
•	changes in senior management or key personnel;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	allegations that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
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

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our common stock. In addition, given the relatively small public float of shares of our common stock on The Nasdaq Global Select Market, or Nasdaq, the trading market for our shares may be subject to increased volatility. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because companies reliant on technology solutions have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

As a result of being a public company, we are obligated to maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our company and, as a result, the value of our common stock.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Global Select Market. In particular, we are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. We will cease to be an emerging growth company on the date that we become a “large accelerated filer” under the rules of the SEC, including when the market value of our outstanding common stock held by non-affiliates exceeds $700 million as of the previous June 30th.  While we will not be deemed a large accelerated filer for 2021, if the market value of our outstanding common stock held by non-affiliates exceeds $700 million as of June 30, 2021, we will be deemed a large accelerated filer, and no longer an emerging growth company, starting on January 1, 2022. We have commenced but not yet completed the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation required under Section 404. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.

We have identified material weaknesses in our internal control over financial reporting resulting from an ineffective risk assessment process, which led to improperly designed controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, as a result of the ineffective risk assessment, we identified the following material weaknesses in connection with the audit of our 2018 and 2019 financial statements as we did not effectively design, implement and maintain: (i) adequate controls over the accounting for significant and unusual transactions (ii) adequate controls to address segregation of duties and (iii) adequate controls over information technology general controls including the following: program change management, user access, computer operations controls and program development.

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

We, our directors (though not the entities with which certain of our directors are affiliated), our executive officers and the selling stockholders have entered into lock-up agreements in connection with our June 2020 secondary offering that for 90 days after the date of the secondary offering, subject to certain exceptions, such parties would not, directly or indirectly, dispose of any of our common stock or securities convertible into or exercisable or exchangeable for our common stock. However, following the expiration on July 28, 2020 of the lock-up agreements entered into in connection with our initial public offering, approximately 70.5 million shares of common stock became tradable in the public market, subject to the restrictions of Rule 144 in the case of shares held by entities affiliated with certain of our directors. In addition, certain of the lock-up agreements entered into permit our executive officers to sell shares of common stock pursuant to existing trading plans pursuant to Rule 10b5-1 under the Exchange Act following the public release of our financial results for the quarter ended June 30, 2020. Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described above. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

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

Certain stockholders, including our executive officers, directors and holders of greater than 5% of our common stock outstanding, including certain of the selling stockholders, will continue to own a substantial portion of our outstanding common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

Anti-takeover provisions in our charter documents, under Delaware law and under the indenture governing our 2025 Notes could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	provide for a classified board of directors whose members serve staggered terms;
•

authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	prohibit cumulative voting in the election of directors;
•	provide that our directors may be removed for cause only upon the vote of the holders of at least 662⁄3% of our outstanding shares of common stock;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•

require the approval of our board of directors or the holders of at least 662/3% of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Furthermore, the indenture governing our 2025 Notes requires us to repurchase such notes for cash if we undergo certain fundamental changes and, in certain circumstances, to increase the conversion rate for a holder of our 2025 Notes. A takeover of us may trigger the requirement that we purchase our 2025 Notes and/or increase the conversion rate, which could make it more costly for a potential acquiror to engage in a business combination transaction with us. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.

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

To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

Risks Related to our Outstanding Notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Regulatory actions and other events may adversely impact the trading price and liquidity of the notes.

We expect that many investors in, and potential purchasers of, the notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors would typically implement such a strategy by selling short the common stock underlying the notes and dynamically adjusting their short position while continuing to hold the notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely impact the trading price and the liquidity of the notes.

We may not have the ability to raise the funds necessary to settle conversions of the 2025 Notes in cash or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2025 Notes.

Subject to limited exceptions, holders of the 2025 Notes will have the right to require us to repurchase all or a portion of their 2025 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, as described under Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  In addition, upon conversion of the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2025 Notes being converted as described under Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2025 Notes surrendered therefor or 2025 Notes being converted. In addition, our ability to repurchase the 2025 Notes or to pay cash upon conversions of the

2025 Notes may be limited by law, by regulatory authority or by agreements governing our existing or future indebtedness. Our failure to repurchase 2025 Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2025 Notes as required by the indenture would constitute a default under the indenture governing the 2025 Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2025 Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the 2025 Notes, if triggered, may adversely impact our financial condition and operating results.

In the event the conditional conversion feature of the 2025 Notes is triggered, holders of 2025 Notes will be entitled to convert the 2025 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely impact our liquidity. In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a significant reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

Under ASC Topic 470-20, “Debt with conversion and other options” (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely impact our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method for earnings per share purposes, the effect of which is that the shares issuable upon conversion of such notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be certain that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then the “if converted” method of accounting would be applied and accordingly, the full number of shares that could be issued would be included in the calculation of diluted earnings per share, which would negatively impact our diluted earnings per share. For example, the Financial Accounting Standards Board published an exposure draft proposing to amend the accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the “if-converted” method may reduce our reported diluted earnings (or further increase our diluted net loss, as the case may be) per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

In June 2020, we completed a private offering of $316.3 million aggregate principal amount of our 3.00% convertible senior notes due 2025 (the 2025 Notes), for net proceeds to us, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by us, of approximately $306.9 million. Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC acted as the joint lead and book-running managers for the offering.  Each $1,000 principal amount of the 2025 Notes will initially be convertible into 22.5052 shares of our common stock, which is equivalent to an initial conversion price of approximately $44.43 per share, subject to adjustment upon the occurrence of specified events. See Note 9, Debt, to the Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about the convertible senior notes.

The offer, sale and issuance of the 2025 Notes were deemed to be exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act in that the transactions were between an issuer and members of its senior executive management or initial purchasers in a private offering of securities and did not involve any public offering within the meaning of Section 4(a)(2). The recipients of such securities were initial purchasers in a private offering of securities. Resales of the 2025 Notes were made by the initial purchasers for the private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Appropriate legends were affixed to the securities issued in these transactions.

The shares of our common stock issuable upon conversion of the 2025 Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. To the extent that any shares of common stock are issued upon conversion of the 2025 Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with conversion of the Notes, and any resulting issuance of shares of common stock.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

On January 30, 2020, our registration statement on Form S-1 (File No. 333- 235792) relating to the initial public offering of our common stock was declared effective by the SEC. Pursuant to such registration statement, we issued and sold an aggregate of 20,125,000 shares of our common stock at a price of $14.00 per share for aggregate cash proceeds of approximately $258.1 million, net of underwriting discounts and commissions and offering costs, which includes the full exercise by the underwriters of their option to purchase additional shares of common stock. No payments for offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.  J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as joint-bookrunning managers for the offering.

There has been no material change in the expected use of the net proceeds from our initial public offering, as described in our final prospectus filed with the SEC on February 3, 2020 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of 1Life Healthcare, Inc.	8-K	001-39203	3.1	2/4/2020

3.2	Amended and Restated Bylaws of 1Life Healthcare, Inc.	8-K	001-39203	3.4	2/4/2020

4.1	Indenture, dated as of May 26, 2020, by and between 1Life Healthcare, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-39203	4.1	5/29/2020

4.2	Form of Global Note, representing 1Life Healthcare, Inc.’s 3.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39203	4.2	5/29/2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Definition Linkbase Document					X

101.DEF	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

1LIFE HEALTHCARE, INC.

Date: August 13, 2020	By:	/s/ Amir Dan Rubin
Amir Dan Rubin
Chair, Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Bjorn Thaler
Bjorn Thaler
Chief Financial Officer (Principal Financial and Accounting Officer)