Form 10-Q
period 2020-09-30
1Life Healthcare Inc
filed 2020-11-10
CIK 1404123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 133,012,658 shares of common stock, $0.001 par value per share, outstanding.

Where You Can Find More Information

Investors and others should note that we announce material financial and other information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also post supplemental materials on the “Events and Presentations” section of our investor relations website at investor.onemedical.com. Except as specifically noted herein, information on or accessible through our website is not, and will not be deemed to be, a part of this Quarterly Report on Form 10-Q or incorporated by reference into any other filings we may make with the U.S. Securities and Exchange Commission (the “SEC”).

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$161,468	$27,390
Short-term marketable securities	520,839	119,146
Accounts receivable, net	52,960	33,601
Inventories	4,588	3,192
Prepaid expenses and other current assets	18,936	16,708
Total current assets	758,791	200,037
Restricted cash	2,014	1,922
Property and equipment, net	119,098	90,716
Right-of-use assets	131,861	108,046
Intangible assets, net	-	23
Goodwill	21,301	21,301
Other assets	5,240	8,249
Total assets	$1,038,305	$430,294
Liabilities, Redeemable Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$9,182	$13,853
Accrued expenses	36,938	24,863
Deferred revenue, current	35,624	27,024
Operating lease liabilities, current	15,962	12,575
Notes payable, current	-	3,282
Other current liabilities	4,872	1,884
Total current liabilities	102,578	83,481
Operating lease liabilities, non-current	146,746	120,497
Convertible senior notes	237,888	-
Redeemable convertible preferred stock warrant liability	-	7,220
Deferred revenue, non-current	7,590	-
Other non-current liabilities	5,889	639
Total liabilities	500,691	211,837
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock (Series A, B, C, D, E, F, G, H and I), $0.001 par value; 0 and 89,338,425 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 and 86,251,669 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $405,585 as of September 30, 2020 and December 31, 2019, respectively	-	402,488
Equity (deficit):
Common stock, $0.001 par value, 1,000,000,000 and 150,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 132,545,706 and 18,951,416 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	133	19
Additional paid-in capital	899,093	93,945
Accumulated deficit	(361,637)	(281,068)
Accumulated other comprehensive income	25	38
Total stockholders' equity (deficit) attributable to 1Life Healthcare, Inc. stockholders	537,614	(187,066)
Noncontrolling interest	-	3,035
Total equity (deficit)	537,614	(184,031)
Total liabilities, redeemable convertible preferred stock and equity (deficit)	$1,038,305	$430,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenue	$101,667	$69,629	$258,423	$198,872
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	58,781	41,420	163,780	118,586
Sales and marketing	7,914	12,464	28,847	28,830
General and administrative	40,059	27,778	118,236	77,167
Depreciation and amortization	5,735	3,645	16,123	9,440
Total operating expenses	112,489	85,307	326,986	234,023
Loss from operations	(10,822)	(15,678)	(68,563)	(35,151)
Other income (expense), net:
Interest income	235	1,087	1,635	3,676
Interest expense	(5,647)	(107)	(7,676)	(393)
Change in fair value of redeemable convertible preferred stock warrant liability	-	(890)	(6,560)	(2,226)
Total other income (expense), net	(5,412)	90	(12,601)	1,057
Loss before income taxes	(16,234)	(15,588)	(81,164)	(34,094)
Provision for income taxes	181	57	109	83
Net loss	(16,415)	(15,645)	(81,273)	(34,177)
Less: Net loss attributable to noncontrolling interest	-	(388)	(704)	(1,049)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(16,415)	$(15,257)	$(80,569)	$(33,128)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.13)	$(0.82)	$(0.71)	$(1.80)
Weighted average common shares outstanding — basic and diluted	128,557,071	18,539,935	113,253,219	18,371,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(16,415)	$(15,645)	$(81,273)	$(34,177)
Other comprehensive loss:
Net unrealized gain (loss) on short-term marketable securities	(6)	(8)	(13)	59
Comprehensive loss	(16,421)	(15,653)	(81,286)	(34,118)
Less: Comprehensive loss attributable to noncontrolling interests	-	(388)	(704)	(1,049)
Comprehensive loss attributable to 1Life Healthcare, Inc. stockholders	$(16,421)	$(15,265)	$(80,582)	$(33,069)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(unaudited)

								Total
								Stockholders'
								Equity (Deficit)
								Attributable
							Accumulated	to 1Life
	Redeemable Convertible				Additional		Other	Healthcare,
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stockholders'	Interest	Equity (Deficit)
Balances at December 31, 2018	86,251,669	$402,488	18,135,457	$18	$76,029	$(228,449)	$(14)	$(152,416)	$4,176	$(148,240)
Impact of adoption of ASC 606						(65)		(65)		(65)
Exercise of stock options			136,548		587			587		587
Stock-based compensation expense					2,954			2,954		2,954
Net unrealized gain on short-term marketable securities							31	31		31
Net loss						(6,670)		(6,670)	(374)	(7,044)
Balances at March 31, 2019	86,251,669	$402,488	18,272,005	$18	$79,570	$(235,184)	$17	$(155,579)	$3,802	$(151,777)
Exercise of stock options			182,406		685			685		685
Stock-based compensation expense					3,390			3,390		3,390
Net unrealized gain on short-term marketable securities							36	36		36
Net loss						(11,201)		(11,201)	(287)	(11,488)
Balances at June 30, 2019	86,251,669	$402,488	18,454,411	$18	$83,645	$(246,385)	$53	$(162,669)	$3,515	$(159,154)
Exercise of stock options			205,118	1	676			677		677
Stock-based compensation expense					3,786			3,786		3,786
Net unrealized gain on short-term marketable securities							(8)	(8)		(8)
Net loss						(15,257)		(15,257)	(388)	(15,645)
Balances at September 30, 2019	86,251,669	$402,488	18,659,529	$19	$88,107	$(261,642)	$45	$(173,471)	$3,127	$(170,344)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

(unaudited)

								Total
								Stockholders'
								Equity (Deficit)
								Attributable
							Accumulated	to 1Life
	Redeemable Convertible				Additional		Other	Healthcare,
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stockholders'	Interest	Equity (Deficit)
Balances at December 31, 2019	86,251,669	$402,488	18,951,416	$19	$93,945	$(281,068)	$38	$(187,066)	$3,035	$(184,031)
Exercise of redeemable convertible preferred stock warrant	5,573	76						-		-
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(86,257,242)	(402,564)	86,257,242	86	402,478			402,564		402,564
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $23,631			20,125,000	20	258,099			258,119		258,119
Fair value adjustment to redeemable convertible preferred stock warrants upon conversion into common stock warrants					13,740			13,740		13,740
Exercise of stock options			293,807	-	1,534			1,534		1,534
Exercise of common stock warrants			11,010	-	73			73		73
Cashless exercise of common stock warrants			464,297	1	-			1		1
Stock-based compensation expense					10,325			10,325		10,325
Net unrealized gain on short-term marketable securities							44	44		44
Net loss						(33,853)		(33,853)	(704)	(34,557)
Balances at March 31, 2020	-	$-	126,102,772	$126	$780,194	$(314,921)	$82	$465,481	$2,331	$467,812
Reimbursed secondary offering issuance costs					784			784		784
Exercise of stock options			102,766	-	562			562		562
Stock-based compensation expense					8,363			8,363		8,363
Net unrealized loss on short-term marketable securities							(51)	(51)		(51)
Equity component of convertible senior notes, net of issuance costs of $2,243					73,370			73,370		73,370
VIE deconsolidation								-	(2,331)	(2,331)
Net loss						(30,301)		(30,301)		(30,301)
Balances at June 30, 2020	-	$-	126,205,538	$126	$863,273	$(345,222)	$31	$518,208	$-	$518,208
Exercise of stock options			5,938,842	6	23,652			23,658		23,658
Cashless exercise of common stock warrants			104,442							-
Issuance of common stock under the employee stock purchase plan			296,884	1	3,533			3,534		3,534
Stock-based compensation expense					8,635			8,635		8,635
Net unrealized loss on short-term marketable securities							(6)	(6)		(6)
Net loss						(16,415)		(16,415)	-	(16,415)
Balances at September 30, 2020	-	$-	132,545,706	$133	$899,093	$(361,637)	$25	$537,614	$-	$537,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(81,273)	$(34,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	128	-
Depreciation and amortization	16,123	9,440
Amortization of debt discount and issuance costs	4,402	69
Accretion of discounts and amortization of premiums on short-term marketable securities, net	(787)	(2,769)
Change in fair value of redeemable convertible preferred stock warrant liability	6,560	2,226
Reduction of operating lease right-of-use assets	10,039	7,487
Stock-based compensation	27,323	10,130
Other non-cash items	(11)	68
Changes in operating assets and liabilities:
Accounts receivable, net	(20,255)	(15,776)
Inventories	(1,396)	765
Prepaid expenses and other current assets	3,530	(2,366)
Other assets	(637)	(1,454)
Accounts payable	(2,189)	444
Accrued expenses	16,416	1,883
Deferred revenue	16,190	2,931
Operating lease liabilities	(8,503)	(5,694)
Other liabilities	8,353	2,695
Net cash used in operating activities	(5,987)	(24,098)
Cash flows from investing activities:
Purchases of property and equipment, net	(51,494)	(37,621)
Purchases of short-term marketable securities	(657,211)	(208,496)
Maturities of short-term marketable securities	256,315	266,750
VIE deconsolidation	(810)	-
Net cash (used in) provided by investing activities	(453,200)	20,633
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	316,250	-
Payment of convertible senior notes issuance costs	(9,374)	-
Proceeds from initial public offering	281,750	-
Payment of underwriting discount and commissions, and offering costs	(21,322)	-
Proceeds from the exercise of stock options	25,754	1,949
Proceeds from employee stock purchase plan	3,533	-
Proceeds from the exercise of redeemable convertible preferred and common stock warrants	110	-
Repayment of notes payable	(3,300)	(3,300)
Payment of principal portion of finance lease liability	(44)	(2)
Net cash provided by (used in) financing activities	593,357	(1,353)
Net increase (decrease) in cash, cash equivalents and restricted cash	134,170	(4,818)
Cash, cash equivalents and restricted cash at beginning of period	29,329	38,656
Cash, cash equivalents and restricted cash at end of period	$163,499	$33,838
Supplemental disclosure of cash flow information:
Cash paid for interest	$86	$345
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$3,594	$4,243
Reimbursement of secondary offering costs in prepaid expenses and other current assets	$784	$-
Unpaid deferred offering costs	$-	$844

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

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which include the accounts of 1Life and variable interest entities (“VIE”) in which 1Life has an interest and is the primary beneficiary (see Note 3, “Variable Interest Entities”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest attributable to the Company’s variable interest entities are presented as a separate component of equity in the condensed consolidated balance sheets. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its condensed consolidated financial position, results of operations, comprehensive loss and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on March 27, 2020 (the “Form 10-K”).

During the three months ended March 31, 2020, the Company identified a balance sheet misclassification which was not material to the previously issued financial statements. However, the Company has corrected the December 31, 2019 comparative amounts to increase accounts receivable, net and deferred revenue by $3,146 as presented in the condensed consolidated balance sheet.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others.  Under the CARES Act, the Company received an income grant from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”) during the nine months ended September 30, 2020. See Note 5, “Revenue Recognition”.

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

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	September 30,	December 31,	September 30,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$161,468	$27,390	$31,891	$36,692
Restricted cash, current (included in prepaid expenses and other current assets)	17	17	25	25
Restricted cash, non-current	2,014	1,922	1,922	1,939
	$163,499	$29,329	$33,838	$38,656

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

The table below presents the customers that individually represented 10% or more of the Company’s accounts receivable, net balance as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
Customer A	*	10%
Customer B	12%	*
Customer C	16%	11%
Customer D	12%	12%

* Represents percentages below 10% of the Company’s accounts receivable in the period.

The table below presents the customers that individually exceeded 10% or more of the Company’s net revenue for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Customer A	13%	14%	12%	14%
Customer B	*	10%	10%	10%
Customer C	12%	10%	12%	12%

* Represents percentages below 10% of the Company’s net revenue in the period.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” in Item 15 of its Form 10-K for the fiscal year ended December 31, 2019.

Emerging Growth Company Status

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

Recently Adopted Pronouncements as of September 30, 2020

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The standard is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2020

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments and also increases information transparency by making disclosure amendments. The standard is effective for private companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance (collectively, Topic 326). Topic 326 replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The standard is effective for private companies for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

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

The contractual arrangement to provide management services allows 1Life to direct the economic activities that most significantly affect the PC. Accordingly, 1Life is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support 1Life provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the current assets and liabilities included in the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $36,218 and $25,836, respectively, as of September 30, 2020 and $28,227 and $13,927, respectively, as of December 31, 2019. The PCs did not have noncurrent assets or liabilities.

In September 2014, 1Life entered into a joint venture agreement with a healthcare system to jointly operate physician owned primary care offices in a new market. Pursuant to the formation of this joint venture, the healthcare system contributed $10,000 for a 56.9% interest and 1Life contributed management expertise for a 43.1% interest. One of the PCs had the responsibility for the provision of medical services and 1Life had responsibility for the day-to-day operation and management of the offices, including the establishment of guidelines for the employment and compensation of the physicians. Based upon this and other provisions of the operating agreement that indicated that 1Life directed the economic activities that most significantly affected the economic performance of the joint venture, 1Life determined that the joint venture was a variable interest entity and that 1Life was the primary beneficiary. The Company recorded the $10,000 cash received in noncontrolling interest in the condensed consolidated balance sheet. The income and expenses of the joint venture were recorded in the condensed consolidated statements of operations and statements of comprehensive loss as net loss attributable to noncontrolling interest.

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

Partially Owned
April 1,
2020
Assets
Current assets:
Cash and cash equivalents	$810
Accounts receivable, net	768
Prepaid expenses and other current assets	18
Total current assets	1,596
Other assets	19
Property and equipment, net	1,504
Right-of-use assets	1,509
Total assets	$4,628

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$9
Operating lease liabilities, current	273
Other current liabilities	143
Total current liabilities	425
Operating lease liabilities, non-current	1,872
Total liabilities	$2,297

The table below present the assets and liabilities (excluding intercompany balances that are eliminated in consolidation) for the joint venture as of December 31, 2019:

Partially Owned
December 31,
2019
Assets
Current assets:
Cash and cash equivalents	$1,411
Accounts receivable, net	817
Prepaid expenses and other current assets	24
Total current assets	2,252
Other assets	19
Property and equipment, net	1,521
Right-of-use assets	1,553
Total assets	$5,345

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$60
Operating lease liabilities, current	265
Other current liabilities	57
Total current liabilities	382
Operating lease liabilities, non-current	1,946
Total liabilities	$2,328

The condensed consolidated balance sheet as of December 31, 2019 and the condensed consolidated statement of operations for the nine months ended September 30, 2020 include the operations of the joint venture through the date of deconsolidation. The condensed consolidated balance sheet as of September 30, 2020 and the condensed consolidated statement of operations for the three months ended September 30, 2020 do not include the operations of the joint venture.

4.	Fair Value

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury obligations	$449,900	$-	$-	$449,900
U.S. government agency securities	19,995	-	-	$19,995
Commercial paper	-	50,944	-	$50,944
	$469,895	$50,944	$-	$520,839

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury obligations	$48,968	$-	$-	$48,968
Commercial paper	-	70,178	-	70,178
	$48,968	$70,178	$-	$119,146
Liabilities:
Redeemable convertible preferred stock warrant liability	$-	$-	$7,220	$7,220
	$-	$-	$7,220	$7,220

During the three and nine months ended September 30, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Redeemable Convertible Preferred Stock Warrant Liability

The redeemable convertible preferred stock warrant liability in the table above relates to redeemable convertible preferred stock warrants issued in connection with certain note payable transactions (See Note 9, “Debt”). The fair value of the redeemable convertible preferred stock warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The warrants were liability-classified due to the contingent redemption features in the underlying preferred stock and were consequently measured at their fair value of $7,220 as of December 31, 2019. Upon the closing of the Company’s IPO in the first quarter of 2020, the warrants to purchase shares of redeemable convertible preferred stock became exercisable and were automatically converted to warrants to purchase shares of common stock, at which time the Company adjusted the redeemable convertible preferred stock warrant liability to fair value at $13,740 prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of the Company’s IPO, the warrants are no longer subject to fair value accounting.

Valuation of Convertible Senior Notes

The Company has $316,250 aggregate principal amount outstanding of 3.0% convertible senior notes due in 2025 (the “2025 Notes”). Refer to Note 9, “Debt” for further details on the 2025 Notes.

As of September 30, 2020, the fair value of the 2025 Notes was $315,861. The fair value was determined based on the closing trading price of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 measurement as they are not actively traded.

5.	Revenue Recognition

The following table summarizes the Company’s net revenue by primary source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenue:
Net patient service revenue	$40,244	$35,382	$98,257	$103,810
Partnership revenue	43,917	20,809	107,365	57,027
Total net patient service and partnership revenue	84,161	56,191	205,622	160,837
Membership revenue	17,326	13,438	50,221	38,035
Grant income	180	-	2,580	-
Net revenue	$101,667	$69,629	$258,423	$198,872

Net patient service revenue is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. Net revenue from commercial and government third-party payers was $37,004 and $87,880 for the three and nine months ended September 30, 2020, respectively, and $31,430 and $88,594 for the three and nine months ended September 30, 2019, respectively. Net revenue from patients, including self-pay, insurance co-pays and deductibles, was $3,240 and $10,377 for the three and nine months ended September 30, 2020, respectively, and $3,952 and $15,216 for the three and nine months ended September 30, 2019, respectively.

The CARES Act was enacted on March 27, 2020 to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes various tax and lending provisions, among others.  Under the CARES Act, the Company received an income grant of $180 and $2,580, respectively, from the Provider Relief Fund administered by the HHS during the three and nine months ended September 30, 2020. Management has concluded that the Company met conditions of the grant funds and has recognized it as Grant income for the three and nine months ended September 30, 2020. The Company cannot predict the extent to which it will receive any such additional funds in future periods.

During the three and nine months ended September 30, 2020, the Company recognized revenue of $14,302 and $21,343, respectively, which was included in the beginning deferred revenue balances as of July 1, 2020 and January 1, 2020, respectively. During the three and nine months ended September 30, 2019, the Company recognized revenue of $12,075 and $19,694, respectively, which was included in the beginning deferred revenue balance as of July 1, 2019 and January 1, 2019, respectively.

As of September 30, 2020, a total of $6,958 is included within deferred revenue related to variable consideration, of which $6,083 is classified as non-current as it will not be recognized within the next twelve months. The estimate of variable consideration is based on the Company’s assessment of historical, current, and forecasted performance.

As summarized in the table below, the Company has recorded contract assets and deferred revenue, which result from timing differences between the Company’s performance and the customer’s payment.

	September 30,	December 31,
	2020	2019
Balances from contracts with customers:
Accounts receivable	$52,960	$33,601
Contract asset (included in prepaid expenses and other current assets)	667	600
Deferred revenue	43,214	27,024

The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company’s remaining performance obligation as of September 30, 2020, is expected to be recognized as follows:

	Less than	Greater
	or equal to	than
	12 months	12 months	Total
As of September 30, 2020	$9,621	$2,248	$11,869

6.	Short-Term Marketable Securities

At September 30, 2020 and December 31, 2019, the Company’s marketable securities classified as available-for-sale were as follows:

	September 30, 2020
		Gross
	Amortized	unrealized
	cost	gains	Fair value
U.S. Treasury obligations	$449,872	$28	$449,900
U.S. government agency securities	19,991	4	19,995
Commercial paper	50,944	—	50,944
Total short-term marketable securities	$520,807	$32	$520,839

	December 31, 2019
		Gross
	Amortized	unrealized
	cost	losses	Fair value
U.S. Treasury obligations	$48,930	$38	$48,968
Commercial paper	70,178	—	70,178
Total short-term marketable securities	$119,108	$38	$119,146

7.	Property and Equipment, net

Property and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
Leasehold improvements	$112,906	$83,018
Computer software, including internal-use software	22,971	16,508
Computer equipment	20,444	16,653
Furniture and fixtures	11,282	7,359
Laboratory equipment	5,936	3,428
Construction in progress	6,875	12,288
	180,414	139,254
Less: Accumulated depreciation and amortization	(61,316)	(48,538)
	$119,098	$90,716

The Company capitalized $2,879 and $7,278 in internal-use software development costs, and recognized depreciation expense related to these assets of $1,313 and $3,434 during the three and nine months ended September 30, 2020, respectively. The Company capitalized $1,595 and $4,504 in internal-use software development costs, and recognized depreciation expense related to these assets of $836 and $2,204 during the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, the net book value of internal-use software was $12,788 and $8,944, respectively. The Company had disposals in the ordinary course of business of $793 and $1,684 during the three and nine months ended September 30, 2020, respectively, and $261 and $980 during the three and nine months ended September 30, 2019. The net loss on disposal was immaterial during the three and nine months ended September 30, 2020 and 2019, respectively. Total depreciation and amortization expense related to property and equipment was $5,723 and $16,063, respectively, for the three and nine months ended September 30, 2020, and $3,574 and $9,226, respectively, for the three and nine months ended September 30, 2019. All long-lived assets are maintained in the United States.

8.	Leases

Most leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 5 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of September 30, 2020. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.

Certain of the Company’s furniture and fixtures and lab equipment are held under finance leases. These lease-related assets are included in property and equipment, net in the condensed consolidated balance sheets and are immaterial as of September 30, 2020.

The components of operating lease costs were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease costs	$6,379	$18,694
Variable lease costs	1,029	3,058
Total lease costs	$7,408	$21,752

Other information related to leases was as follows:

Supplemental Cash Flow Information

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,530	$17,887

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$4,726	$35,364

Lease Term and Discount Rate

As of September 30, 2020
Weighted-average remaining lease term (in years)	8.46
Weighted-average discount rate	7.71%

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

Future minimum lease payments under non-cancellable operating leases as of September 30, 2020 were as follows (excluding the effect of lease incentives to be received that are recorded in prepaid expenses and other current assets of $6,364 which serve to reduce total lease payments):

As of September 30, 2020
Remainder of 2020	$6,806
2021	28,277
2022	26,808
2023	26,009
2024	25,617
Thereafter	112,703
Total lease payments	226,220
Less: interest	(63,512)
Total lease liabilities	$162,708

9.	Debt

Term Notes

In January 2013, the Company entered into a loan and security agreement with an institutional lender and with subsequent amendments for borrowings of $11,000 at an interest rate at the greater of prime plus 1.81% or 5.56%, (“the “LSA”). In connection with the LSA agreement, the Company issued to the lenders 494,833 warrants. On September 1, 2020, the term notes under the LSA matured and the remaining outstanding principal was repaid, plus accrued and unpaid interest.

The Company recorded aggregate interest expense of $8 and $86, respectively, for the three and nine months ended September 30, 2020, and $106 and $392, respectively, for the three and nine months ended September 30, 2019. The non-cash interest expense related to the accretion of debt discounts for common and redeemable convertible preferred stock warrants included in the aggregate interest expense for the three and nine months ended September 30, 2020 and 2019 was immaterial.

The Company made aggregate principal payments of $1,100 and $3,300, respectively, during the three and nine months ended September 30, 2020 and, $1,100 and $3,300, respectively, during the three and nine months ended September 30, 2019.

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

In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such a corporate event in certain circumstances. The Company may not redeem the 2025 Notes prior to June 20, 2023.  The Company may redeem for cash all or any portion of the 2025 Notes, at the Company’s option, on or after June 20, 2023 and prior to March 15, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. During the three months ended September 30, 2020, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of September 30, 2020 and are classified in long term liabilities in the condensed consolidated balance sheet.

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

The net carrying amount of the liability component of the 2025 Notes was as follows:

September 30,
2020
Principal	$316,250
Unamortized debt discount	(71,541)
Unamortized issuance costs	(6,821)
Net carrying amount	$237,888

The net carrying amount of the equity component of the 2025 Notes was as follows:

September 30,
2020
Debt discount related to value of conversion option	$75,613
Issuance costs	(2,241)
Net carrying amount	$73,372

The following table sets forth the interest expense recognized related to the 2025 Notes:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Contractual interest expense	$2,372	$3,198
Amortization of debt discount	3,032	4,073
Amortization of issuance costs	233	312
Total interest expense related to the 2025 Notes	$5,637	$7,583

10.	Redeemable Convertible Preferred Stock and Equity (Deficit)

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

11.Stock-Based Compensation

Stock Incentive Plan

The Company has the following stock-based compensation plans: 2007 Equity Incentive Plan (the “2007 Plan”), the 2017 Equity Incentive Plan (the “2017 Plan”), and the 2020 Equity Incentive Plan (the "2020 Plan", and, together with the 2007 Plan and the 2017 Plan, the "Plans").

In January 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan, which took effect upon the execution of the underwriting agreement for the Company’s IPO in January 2020.  The 2020 Plan is intended as the successor to and continuation of the 2007 Plan and the 2017 Plan. No additional stock awards will be granted under these plans. The number of shares of common stock reserved for issuance under the Company’s 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021, and continuing through and including January 1, 2030, by 4% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s board prior to the applicable January 1st. The number of shares issuable under the Plans is adjusted for capitalization changes, forfeitures, expirations and certain share reacquisitions. The Plan provides for the grants of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), restricted stock awards, and restricted stock unit awards ("RSUs"). ISOs may be granted only to employees, including officers. All other awards may be granted to employees, including officers, non-employee directors and consultants. The 2020 Plan provides that grants of ISOs will be made at no less than the estimated fair value of common stock, as determined by the Board of Directors, at the date of grant. Stock options granted to employees and nonemployees under the Plans generally vest over four years. Options granted under the Plans generally expire ten years after the date of grant.

At September 30, 2020, 15,826,644 shares were available for future grants.

2020 Employee Stock Purchase Plan

In January 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (“ESPP”) Plan.  The 2020 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The Company has initially reserved 2,800,000 shares of common stock for issuance under the 2020 ESPP.  The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the lesser of (1) 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding fiscal year, (2) 2,800,000 shares, and (3) a number of shares determined by the Company’s board. At September 30, 2020, 2,503,116 shares were available for future issuance.

During the nine months ended September 30, 2020, the Company’s employees purchased 0.3 million shares under the ESPP at a weighted-average price of $11.90 per share. The stock-based compensation expense recognized for the ESPP was $606 and $1,612 during the three and nine months ended September 30, 2020.

Stock Option Activity

The following table summarizes stock option activity under the 2020 Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2019	27,806,309	$5.97	7.76	$207,956
Granted	377,192	22.25
Exercised	(6,335,415)	4.07
Cancelled	(221,551)	8.21
Outstanding as of September 30, 2020	21,626,535	$6.19	7.04	$832,784

Options exercisable as of September 30, 2020	10,162,940	$5.02	6.88	$237,178
Options vested and expected to vest as of September 30, 2020	18,633,091	$6.41	7.45	$409,074

The fair value of options granted was $40 and $4,469, respectively, for the three and nine months ended September 30, 2020, and $6,028 and $14,671, respectively, for the three and nine months ended September 30, 2019.

RSU Activity

The following table summarizes the RSU activity under the 2020 Plan:

	Number of	Grant Date
	Shares	Fair Value
Unvested and outstanding as of December 31, 2019	-	$-
Granted	1,404,082	20.97
Vested	-	-
Canceled and forfeited	(36,165)	19.97
Unvested and outstanding as of September 30, 2020	1,367,917	$21.00

Stock-Based Compensation Expense

Total stock-based compensation expense for employees and nonemployees recognized by the Company was $8,635 and $27,323, respectively, for the three and nine months ended September 30, 2020, and $3,786 and $10,130, respectively, for the three and nine months ended September 30, 2019. A tax benefit of $41,087 and $41,459 for the three and nine months ended September 30, 2020, respectively, and $190 and $482 for the three and nine months ended September 30, 2019, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities. At September 30, 2020, there was $29,027 in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.96 years.

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales and marketing	$575	$345	$1,843	$807
General and administrative	8,060	3,441	25,480	9,323
Total	$8,635	$3,786	$27,323	$10,130

12.	Income Taxes

The Company recorded an income tax provision of $181 and $109, respectively, for the three and nine months ended September 30, 2020, and an income tax provision of $57 and $83, respectively, for the three and nine months ended September 30, 2019. This represents an effective tax rate for the respective periods of (1.115%) and (0.135%), respectively, for the three and nine months ended September 30, 2020, and (0.364%) and (0.243%), respectively, for the three and nine months ended September 30, 2019. The Company has historically been in an overall loss position and is only subject to state minimum taxes. The Company maintains a full valuation allowance for all of its deferred tax assets.  The effective tax rate differs in 2020 from the federal statutory rate due to recognition of benefits of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the change in need for valuation allowance, and state taxes.  The effective tax rate differs in 2019 due to the change in need for a valuation allowance and state minimum taxes.

Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act was enacted on March 27, 2020 and includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. The CARES Act did not have a material impact on the Company’s income taxes for the three and nine months ended September 30, 2020 and 2019.

On June 29, 2020, California Governor Newsom signed into law the state’s budget package which included Assembly Bill 85 (AB 85).  AB 85 contained two major tax changes: (1) the suspension of net operating loss (NOLs) utilization for certain taxpayers; and (2) the limitation of certain business tax credits for tax years 2020, 2021, and 2022.  The impact of AB 85 was immaterial to the Company’s income tax provision.

13.	Net Loss Per Share

Net Loss Per Share Attributable to 1Life Healthcare, Inc. Stockholders

Basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(16,415)	$(15,645)	$(81,273)	$(34,177)
Less: Net loss attributable to noncontrolling interest	-	(388)	(704)	(1,049)
Net loss attributable to 1Life Healthcare, Inc. Stockholders	$(16,415)	$(15,257)	$(80,569)	$(33,128)

Denominator:
Weighted average common shares outstanding— basic and diluted	128,557,071	18,539,935	113,253,219	18,371,298
Net loss per share attributable to 1Life Healthcare, Inc. stockholders— basic and diluted	$(0.13)	$(0.82)	$(0.71)	$(1.80)

The Company’s potentially dilutive securities, which include stock options, unvested RSUs, 2025 Notes, redeemable convertible preferred stock and warrants to purchase shares of redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2020	2019
Options to purchase common stock	21,626,535	24,028,309
Warrants to purchase common stock	27,694	-
Unvested restricted stock	1,367,917	-
Redeemable convertible preferred stock (as converted to common stock)	-	86,251,669
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	-	673,241
	23,022,146	110,953,219

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 30, 2020 and December 31, 2019, the Company has not incurred any material costs as a result of such indemnifications.

Legal Matters

In May 2018, a class action complaint was filed by two former members against the Company in the Superior Court of California for the County of San Francisco, or the Court, alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. In September 2018, the Company filed a motion to compel the plaintiffs to individually arbitrate their claims, which motion was granted as to one plaintiff and denied as to the other. The Company is appealing the denial of its motion to compel arbitration and filed its appellate brief in November 2019.  Appellate proceedings are delayed due to COVID-related court shutdowns. An arbitrator conducted arbitration between the Company and the plaintiff ordered to arbitration, and in June 2020, issued a decision that the arbitration agreement is unenforceable against the plaintiff. The Company filed its challenge to the arbitrator’s decision in August 2020. The trial court upheld the arbitrator’s decision, and the Company plans to file a writ petition with the appellate court for review. In light of, among other things, the early stage of the litigation, the Company is unable to make an estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. Legal fees, net of amounts recoverable from the Company’s insurance provider, have been recorded as general and administrative expenses in the condensed consolidated statements of operations. Additional attorney’s fees in excess of those covered will be expensed as incurred.

In addition, from time to time, the Company has been and may be involved in various legal proceedings arising in the ordinary course of business. The Company currently believes that the outcome of these legal proceedings, either individually or in the aggregate, will not have a material effect on its condensed consolidated financial position, results of operations or cash flows.

Sales and Use Tax

During 2017 and 2018, a state jurisdiction engaged in an audit of 1Life’s sales and use tax records applicable to that jurisdiction from March 2011 through February 2017. As of September 30, 2020, the Company estimated a probable loss from the audit and recorded the estimate in accrued expenses related to one aspect of the finding, including interest and penalties. The Company disputes the other finding representing the majority of the state’s proposed audit change and has filed a notice of appeal. An administrative law judge with the state’s tax division conducted a hearing on the appeal in October 2020. A decision from the judge is expected to be issued in the second half of 2021. At this time, the Company believes it has a compelling basis to dispute the audit finding and it is not able to estimate the amount of loss or range of loss, if any, related to this matter.

15.	Related Party Transactions

Certain of the Company’s investors are also customers of the Company. The Company recognized revenue under contractual obligations from such customers of $199 and $1,982, respectively, for the three and nine months ended September 30, 2020, and $38 and $113, respectively, for the three and nine months ended September 30, 2019. The Company had outstanding receivable balances of $200 and $2,344 from such customers as of September 30, 2020 and December 31, 2019, respectively.

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

Overview

Our vision is to delight millions of members with better health and better care while reducing the total cost of care. Our mission is to transform health care for all through our human-centered, technology-powered model. We are a membership-based primary care platform with seamless digital health and inviting in-office care, convenient to where people work, shop, live and click. We are disrupting health care from within the existing ecosystem by simultaneously addressing the frustrations and unmet needs of key stakeholders, which include consumers, employers, providers, and health networks. As of September 30, 2020, we had 511,000 members in twelve markets in the United States and greater than 7,000 employer clients.

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

Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. We were founded in 2007 in San Francisco and have since grown to 511,000 members and 103 medical offices in twelve markets across the United States as of September 30, 2020.

Impact of COVID-19 on Our Business

During the first half of 2020, COVID-19 negatively impacted our business, as many of the communities we serve promoted self-isolation practices, and as shelter-in-place requirements were enacted. These measures and practices reduced in-office visits, and also resulted in temporary closures of certain offices and delays in openings of some of our new medical offices which negatively affected our net revenue. Correspondingly, our cost of care as a percentage of net revenue and loss from operations also increased.

In part as a response to these developments, we launched several new service offerings throughout 2020, including:

•	COVID-19 testing across our markets, including in our offices and in several mobile COVID-19 testing sites;
•	Healthy Together, which is our return-to-work program including COVID-19 screening and testing for clients such as employers, schools, and universities;
•

Mindset by One Medical, which provides the ability for our members to manage stress, anxiety, depression and insomnia through a number of virtual behavioral health offerings including coaching and group visits;

•	Remote Visits, where our providers perform typical primary care visits with our members remotely from either one of our offices or from a provider’s home; and,
•

One Medical Now, which expands our 24x7 digital health offering to employees located outside of our physical markets and increases the number of employers that we may serve as well as the number of employees that we may serve within a given employer.

During the three months ended September 30, 2020, we saw the aggregate number of billable services, which include, among others, in-office visits, vaccinations, and the newly launched service offerings noted previously, exceed pre-COVID-19 levels. The increase was in part also driven by routine and preventative care deferred previously due to COVID-19, and by increased public awareness of the importance of flu vaccinations. While the average reimbursement for these billable services remains below pre-COVID-19 levels, total aggregate reimbursement was positively impacted as a result.

At the same time, we also experienced increased demand for our memberships when compared to the three months ended June 30, 2020, which we believe was in part driven by COVID-19.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition or liquidity. As of September 30, 2020, we had cash, cash equivalents and short-term marketable securities of $682.3 million and $316.3 million principal amount of debt outstanding.

The COVID-19 pandemic has impacted and may continue to impact our operations, and net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition by disrupting or delaying delivery of materials and products in the supply chain for our offices, including protective equipment for healthcare providers, by causing staffing shortages, by increasing capital expenditures due to the need to buy incremental hardware, or by reducing the liquidity and value of our short-term marketable securities.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, we received an income grant of $0.2 million and $2.6 million, respectively, from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”) during the three and nine months ended September 30, 2020. We have recognized these amounts as Grant income for the three and nine months ended September 30, 2020. See Note 5, Revenue Recognition, of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this report.

Our Business Model

We have developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. Our annual membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered under health insurance programs. Our members join either individually as consumers by paying an annual membership fee or are sponsored by an enterprise client who purchases a subscription for their employees and, increasingly, their dependents. All members have actively registered with us. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging, and our in-office care is delivered at any of our 103 medical offices, of which 89 offices remain open as of September 30, 2020.

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

We generate a portion of our revenue through membership fees charged to either consumer members or enterprise clients. As of September 30, 2020, our current list price for new members for annual consumer membership fee was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.

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

Our membership fee revenue and partnership revenue are contractual and recurring in nature. Membership revenue and partnership revenue as a percentage of total net revenue was 60% and 49% for three months ended September 30, 2020 and 2019, respectively, and 61% and 48% for the nine months ended September 30, 2020 and 2019, respectively. The increased percentage of revenue that is contractual and recurring in nature is due to continued expansion of enterprise on-site partnerships since 2018 and new agreements with health network partners since 2019.

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

Key Factors Affecting Our Performance

•

Acquisition of Net New Members and Enterprise Clients. We believe that our ability to increase our membership will enable us to drive financial growth as members drive our membership revenue, partnership revenue and net patient service revenue. We continue to have significant opportunities to increase members in our existing markets through (i) new sales to consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients, and (iii) adding other potential services. Our ability to enroll new members either as consumer members or through enterprise clients will impact our results of operations. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee. The levels of activation rates at our enterprise clients may also affect the renewal rates of our enterprise clients. While we do not regularly monitor activation rates and related metrics across enterprise clients, we may use these metrics to compare member activation across different enterprise clients and to look for opportunities for additional membership activation within existing enterprise clients. We also intend to acquire members by expanding into new markets. To date in 2020, we have expanded into three new markets by partnering with health networks.

•

Components of Revenue. The variability in pricing levels under our contracts with health networks will impact our results of operations. We recognize net patient service revenue on a per visit basis at amounts dependent on (i) our billing rates and third-party payer contracted rates, including in certain cases through agreements with health networks, (ii) the mix of members who are commercially insured and (iii) the nature of visits. In addition, we may add additional services in the future for which we may charge in a variety of ways. To the extent the net amounts we charge our members, partners and clients change, our net revenue will also change. We recognize partnership revenue, among other things, from our health network partners if they reimburse us on a PMPM basis. When entering these partnership agreements, our health network partners consider, among other things, the visit revenue they receive in return for entering into a PMPM arrangement. As we signed up additional health network partners that pay us on a PMPM model, we experienced a shift in our revenue away from net patient service revenue to partnership revenue. As of September 30, 2020, all of our members are covered by health network partners. As a result, we expect the shift in revenue from net patient services to partnership revenue to abate going forward.

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

•

Investments in Growth. We expect to continue to focus on long-term growth through investments in sales and marketing, technology research and development, and existing and new medical offices. We are working to enhance our digital health and technology offering and increase the potential breadth of our modernized platform solution. In particular, we have launched several new service offerings throughout 2020. We have also launched new offices, including three new markets, during 2020. As we expand to new markets, we expect to make significant upfront investments in sales and marketing to establish brand awareness and acquire new members. Additionally, we intend to continue to invest in new offices in new and existing markets. As we invest in new markets, in the short term, we expect these activities to increase our operating expenses and cost of care; however, in the long term we anticipate that these investments will positively impact our results of operations.

•

Seasonality. As a result of seasonal trends, we typically experience our highest levels of office visits and patient service revenue during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second and third quarters of the year have historically been the period of lower office visits, and as a result, lower patient service revenue relative to the other quarters of the year. However, the effects of this seasonality have historically been partially offset by our partnership revenue and membership revenue, which are recognized ratably over the period of each contract and recurring in nature, as well as our period-over-period growth. In the near term, we expect these seasonal trends to fluctuate due to the COVID-19 pandemic and resulting changes in in-office visits and virtual care utilization.

Key Metrics and Non-GAAP Financial Measures

We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands except for members)		(in thousands except for members)
Members (as of the end of the period)	511,000	397,000	511,000	397,000
Net revenue	$101,667	$69,629	$258,423	$198,872
Care margin	$42,886	$28,209	$94,643	$80,286
Adjusted EBITDA	$3,548	$(8,247)	$(25,117)	$(15,581)

Members

A member is a person who has paid for membership themselves or an employee or dependent whose membership has been paid for by an enterprise client for at least one year in a market where we have an office and who has registered with us. Members help drive membership revenue, partnership revenue and patient service revenue. We may offer trial memberships to enterprise clients, particularly for new services, and we offer access to One Medical Now, our 24/7 virtual care platform, to enterprise clients. The fees generated from these services are included in our Membership Revenue, although we do not include these covered employees as members. Our number of members depends, in part, on our ability to successfully market our services directly to consumers and to employers that are not yet enterprise clients and our activation rate within existing clients. While growth in the number of members is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future member growth. Member numbers as of the end of each period are rounded to the thousands.

Members (in thousands)*

239 Q3 2017 272 Q4 2017 290 Q1 2018 309 Q2 2018 323 Q3 2018 346 Q4 2018 364 Q1 2019 379 Q2 2019 397 Q3 2019 422 Q4 2019 455 Q12020 475 Q2 2020

*    Number of members is shown as of the end of each period.

Care Margin

We define care margin as loss from operations excluding depreciation and amortization, stock-based compensation, general and administrative expense and sales and marketing expense. We consider care margin to be an important measure to monitor our performance, specific to the direct costs of delivering care. We believe this margin is useful to measure whether we are controlling our direct expenses included in the provision of care sufficiently and whether we are effectively pricing our services. Care margin is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. Care margin is not a financial measure of, nor does it imply profitability. We have not yet achieved profitability and, even in periods when our net revenue exceeds our cost of care, exclusive of depreciation and amortization, we may not be able to achieve or maintain profitability. The relationship of operating loss to cost of care, exclusive of depreciation and amortization is not necessarily indicative of future performance. Other companies that present care margin may calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours. In addition, care margin has limitations as an analytical tool, including that it does not reflect depreciation and amortization or other overhead allocations.

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to care margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Loss from operations	$(10,822)	$(15,678)	$(68,563)	$(35,151)
Sales and marketing	7,914	12,464	28,847	28,830
General and administrative	40,059	27,778	118,236	77,167
Depreciation and amortization	5,735	3,645	16,123	9,440
Care margin	$42,886	$28,209	$94,643	$80,286
Care margin as a percentage of net revenue	42%	41%	37%	40%

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) excluding interest income, interest expense, depreciation and amortization, stock-based compensation, change in the fair value of our redeemable convertible preferred stock warrant liability and provision for income taxes. We include adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net loss	$(16,415)	$(15,645)	$(81,273)	$(34,177)
Interest income	(235)	(1,087)	(1,635)	(3,676)
Interest expense	5,647	107	7,676	393
Depreciation and amortization	5,735	3,645	16,123	9,440
Stock-based compensation	8,635	3,786	27,323	10,130
Change in fair value of redeemable convertible preferred stock warrant liability	-	890	6,560	2,226
Provision for income taxes	181	57	109	83
Adjusted EBITDA	$3,548	$(8,247)	$(25,117)	$(15,581)

Components of Our Results of Operations

Net Revenue

We generate net revenue through net patient service revenue, partnership revenue, and membership revenue.

Net Patient Service Revenue. We generate net patient service revenue from providing primary care services to patients in our offices when we bill the member or their insurance plan on a fee-for-service basis as medical services are rendered. While substantially all of our patients are members, we occasionally also provide care to non-members. Net patient service revenue accounted for 40% and 38% of our net revenue during the three and nine months ended September 30, 2020, respectively, and 51% and 52% of our net revenue during the three and nine months ended September 30, 2019, respectively.

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

Under our partnership arrangements, we receive fees that are generally linked to services provided, which are consistent across the various arrangements. All partnership revenue is recognized during the period in which we are obligated to provide professional clinical services to the member, employee, or participant, as applicable, and associated management, operational and administrative services to the health network partner, enterprise client, or IPA, as applicable. Partnership revenue accounted for 43% and 42% of our net revenue during the three and nine months ended September 30, 2020, respectively, and 30% and 29% of our net revenue during the three and nine months ended September 30, 2019, respectively.

Membership Revenue. Membership revenue is generated from annual membership fees paid by consumer members and from enterprise clients who purchase access to memberships for their employees and dependents. Membership revenue also includes fees we receive from enterprise clients for trial memberships or for access to our One Medical Now service offering. Membership revenue is recognized ratably over the contract period with the individual member or enterprise client. Membership revenue accounted for 17% and 19% of our net revenue during the three and nine months ended September 30, 2020, respectively, and 19% and 19% of our net revenue during the three and nine months ended September 30, 2019, respectively.

Grant income. Under the CARES Act, we were eligible for and received grant income from the Provider Relief Fund administered by HHS during the nine months ended September 30, 2020. The purpose of the payment is to reimburse us for healthcare-related expenses or lost revenues attributable to COVID-19. Grant income accounted for 0% and 1% of our net revenue during the three and nine months ended September 30, 2020, respectively.

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

Interest Expense

Interest expense consists of interest costs associated with our notes payable issued pursuant to the loan and security agreement with an institutional lender (the “LSA”) and our convertible senior notes (the “2025 Notes”). On September 1, 2020, the term loans pursuant to the LSA matured and the remaining outstanding principal was repaid, plus accrued and unpaid interests.

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

Net Loss Attributable to Noncontrolling Interest

In September 2014, we entered into a joint venture agreement with a healthcare system to jointly operate physician-owned primary care offices in a new market. We had the responsibility for the provision of medical services and for the day-to-day operation and management of the offices, including the establishment of guidelines for the employment and compensation of the physicians. Based upon this and other provisions of the operating agreement that indicated that we directed the economic activities that most significantly affect the economic performance of the joint venture, we determined that the joint venture was a variable interest entity and we were the primary beneficiary. Accordingly, we consolidated the joint venture and the healthcare system’s interest was shown within equity (deficit) as noncontrolling interest. The healthcare system’s share of earnings was recorded in the condensed consolidated statements of operations as net loss attributable to noncontrolling interest.

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

The condensed consolidated balance sheet as of December 31, 2019 and the condensed consolidated statement of operations for the nine months ended September 30, 2020 include the operations of the joint venture through the date of deconsolidation. The condensed consolidated balance sheet as of September 30, 2020 and the condensed consolidated statement of operations for the three months ended September 30, 2020 do not include the operations of the joint venture.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net revenue	$101,667	100%	$69,629	100%	$258,423	100%	$198,872	100%
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	58,781	58%	41,420	59%	163,780	63%	118,586	60%
Sales and marketing (1)	7,914	8%	12,464	18%	28,847	11%	28,830	14%
General and administrative (1)	40,059	39%	27,778	40%	118,236	46%	77,167	39%
Depreciation and amortization	5,735	6%	3,645	5%	16,123	6%	9,440	5%
Total operating expenses	112,489	111%	85,307	123%	326,986	127%	234,023	118%
Loss from operations	(10,822)	(11)%	(15,678)	(23)%	(68,563)	(27)%	(35,151)	(18)%
Other income (expense), net:
Interest income	235	0%	1,087	2%	1,635	1%	3,676	2%
Interest expense	(5,647)	(6)%	(107)	(0)%	(7,676)	(3)%	(393)	(0)%
Change in fair value of redeemable convertible preferred stock warrant liability	-	0%	(890)	(1)%	(6,560)	(3)%	(2,226)	(1)%
Total other income (expense), net	(5,412)	(5)%	90	0%	(12,601)	(5)%	1,057	1%
Loss before income taxes	(16,234)	(16)%	(15,588)	(22)%	(81,164)	(31)%	(34,094)	(17)%
Provision for income taxes	181	0%	57	0%	109	0%	83	0%
Net loss	(16,415)	(16)%	(15,645)	(22)%	(81,273)	(31)%	(34,177)	(17)%
Less: Net loss attributable to noncontrolling interest	-	0%	(388)	(1)%	(704)	(0)%	(1,049)	(1)%
Net loss attributable to 1Life Healthcare, Inc.	$(16,415)	(16)%	$(15,257)	(22)%	$(80,569)	(31)%	$(33,128)	(17)%

(1)	Includes stock-based compensation, as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)				(dollar amounts in thousands)
Sales and marketing	$575	1%	$345	0%	$1,843	1%	$807	0%
General and administrative	8,060	8%	3,441	5%	25,480	10%	9,323	5%
Total	$8,635	8%	$3,786	5%	$27,323	11%	$10,130	5%

Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net revenue:
Net patient service revenue	$40,244	$35,382	$4,862	14%	$98,257	$103,810	$(5,553)	(5)%
Partnership revenue	43,917	20,809	23,108	111%	107,365	57,027	50,338	88%
Total net patient service and partnership revenue	84,161	56,191	27,970	50%	205,622	160,837	44,785	28%
Membership revenue	17,326	13,438	3,888	29%	50,221	38,035	12,186	32%
Grant income	180	-	180	nm	2,580	-	2,580	nm
Net revenue	$101,667	$69,629	$32,038	46%	$258,423	$198,872	$59,551	30%

nm – not meaningful

Net revenue increased $32.0 million, or 46%, from $69.6 million for the three months ended September 30, 2019 to $101.7 million for the three months ended September 30, 2020. This increase in net revenue was primarily due to an increase in members by 114,000, or 29%, from 397,000 as of September 30, 2019 to 511,000 as of September 30, 2020. In addition, net revenue per member increased by 13%, attributable to a higher mix of partnership revenue as we signed up additional health network partners that pay us on a PMPM model that resulted in a higher net revenue rate per member than the previous fee-for-service contracts with payers for the three months ended September 30, 2020. Net revenue increased $59.6 million, or 30%, from $198.9 million for the nine months ended September 30, 2019 to $258.4 million for the nine months ended September 30, 2020. This increase in net revenue was primarily due to an increase in members by 114,000, or 29%, from 397,000 as of September 30, 2019 to 511,000 as of September 30, 2020. During the nine months ended September 30, 2020, we also experienced a shift in our revenue away from patient service revenue to partnership revenue which resulted in a higher net revenue rate per member that was mostly offset by lower total billable volumes during the first half of 2020 as a result of the COVID-19 pandemic. The remaining increase in our net revenue was due to grant income of $0.2 million and $2.6 million we received from the COVID-19 Provider Relief Fund administered by the HHS during the three and nine months ended September 30, 2020, respectively.

Net revenue from patient service and partnerships increased $28.0 million, or 50%, from $56.2 million for the three months ended September 30, 2019 to $84.2 million for the three months ended September 30, 2020. Net revenue from patient service and partnerships increased $44.8 million, or 28%, from $160.8 million for the nine months ended September 30, 2019 to $205.6 million for the nine months ended September 30, 2020. The increases were primarily due to the 29% increase in members and the addition of new health network partnerships. Partnership revenue increased $23.1 million, or 111%, from $20.8 million for the three months ended September 30, 2019 to $43.9 million for the three months ended September 30, 2020. Partnership revenue increased $50.3 million, or 88%, from $57.0 million for the nine months ended September 30, 2019 to $107.4 million for the nine months ended September 30, 2020. The increases in partnership revenue for the three and nine months ended September 30, 2020 were primarily a result of new partnerships with health networks and increased members, in addition to new on-site clinics and expanded capacity of existing on-site clinics. Net patient service revenue increased by 14% for the three months ended September 30, 2020 due to an increase in total billable visits. This was partially offset by a lower rate per visit due to a lower average reimbursement for billable services compared to pre-COVID-19 levels, and a lower mix of fee-for-service revenue as we entered into new partnership relationships with health networks. Net patient service revenue decreased by 5% for the nine months ended September 30, 2020 primarily due to lower total billable volumes with shelter-in-place requirements and community self-isolation practices because of the COVID-19 pandemic, which began in mid-March 2020, and a lower mix of fee-for-service revenue as we entered into new partnership relationships with health networks.

Membership revenue increased $3.9 million, or 29%, from $13.4 million for the three months ended September 30, 2019 to $17.3 million for the three months ended September 30, 2020. Membership revenue increased $12.2 million, or 32%, from $38.0 million for the nine months ended September 30, 2019 to $50.2 million for the nine months ended September 30, 2020. The increase in membership revenue for the three and nine months ended September 30, 2020 was primarily due to an increase in members of 114,000, or 29%.

Operating Expenses

Cost of Care, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$58,781	$41,420	$17,361	42%	$163,780	$118,586	$45,194	38%

Cost of care, exclusive of depreciation and amortization, increased $17.4 million, or 42%, from $41.4 million for the three months ended September 30, 2019 to $58.8 million for the three months ended September 30, 2020. This increase was primarily due to increases in provider employee-related expenses of $8.2 million, support employee-related expense of $3.1 million, occupancy costs of $2.8 million, security and testing site expenses of $2.1 million, and medical supply costs of $1.2 million.

Cost of care, exclusive of depreciation and amortization, increased $45.2 million, or 38%, from $118.6 million for the nine months ended September 30, 2019 to $163.8 million for the nine months ended September 30, 2020. This increase was primarily due to increases in provider employee-related expenses of $22.4 million, support employee-related expense of $8.4 million, occupancy costs of $7.9 million, security and testing site expenses of $4.7 million, medical supply costs of $0.8 million, and increases in other expenses of $1.0 million. In addition to growth in our existing offices, we added 26 offices since September 30, 2019 bringing our total number of offices to 103 as of September 30, 2020.

Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 59% for the three months ended September 30, 2019 to 58% for the three months ended September 30, 2020. This decrease was due to higher net revenue, including from health network partners that result in a higher net revenue rate per member with a lower corresponding increase in cost of care, exclusive of depreciation and amortization, as well as an increase in members, and a relatively lower increase in cost of care, exclusive of depreciation and amortization, as we leveraged our existing infrastructure and related costs to accommodate the increase in members. Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue increased from 60% for the nine months ended September 30, 2019 to 63% for the nine months ended September 30, 2020. This increase was due primarily to increased costs resulting from new offices opened in the last twelve months while our net revenue was negatively impacted due to the COVID-19 shelter-in-place requirements which contributed to reduced in-office visits during the first half of 2020. We incur a certain amount of fixed costs for an office prior to its opening and generally earn lower net revenue in the first year of opening.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Sales and marketing	$7,914	$12,464	$(4,550)	(37)%	$28,847	$28,830	$17	0%

Sales and marketing expenses decreased $4.6 million, or 37%, from $12.5 million for the three months ended September 30, 2019 to $7.9 million for the three months ended September 30, 2020 primarily due to a decrease in brand marketing and direct advertising of $6.4 million, which was partially offset by an increase in salaries and benefits of $1.7 million. Sales and marketing expenses remained relatively consistent for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as an increase in salaries and benefits was largely offset by a decrease in brand marketing and direct advertising.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
General and administrative	$40,059	$27,778	$12,281	44%	$118,236	$77,167	$41,069	53%

General and administrative expenses increased $12.3 million, or 44%, from $27.8 million for the three months ended September 30, 2019 to $40.1 million for the three months ended September 30, 2020. This increase was primarily due to higher salaries and benefits of $6.2 million, including higher payroll tax expense on stock option exercises, and stock-based compensation expense of $4.6 million, as we expanded our team and our equity program to support our growth. We also incurred additional legal and professional services expenses of $1.3 million and insurance premiums of $1.2 million primarily associated with being a public company, partially offset by a decrease in travel of $1.0 million due to shelter-in-place and community self-isolation practices resulting from COVID-19.

General and administrative expenses increased $41.1 million, or 53%, from $77.2 million for the nine months ended September 30, 2019 to $118.2 million for the nine months ended September 30, 2020. This increase was primarily due to higher salaries and benefits of $18.0 million and stock-based compensation expense of $16.1 million, as we expanded our team and our equity program to support our growth. Stock-based compensation includes $3.5 million associated with performance-based options to an executive that vested immediately upon the execution of the underwriting agreement for our initial public offering. In addition, we also incurred additional legal and professional services expenses of $4.8 million and insurance premiums of $3.3 million primarily associated with being a public company, and software-as-a-service costs of $1.7 million, partially offset by a decrease in travel of $3.5 million due to shelter-in-place orders.

Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Depreciation and amortization	$5,735	$3,645	$2,090	57%	$16,123	$9,440	$6,683	71%

Depreciation and amortization expenses increased $2.1 million, or 57%, from $3.6 million for the three months ended September 30, 2019 to $5.7 million for the three months ended September 30, 2020. This increase was primarily due to new medical offices, capitalization of software development, upgraded office software, and our new corporate office. Depreciation and amortization expenses increased $6.7 million, or 71%, from $9.4 million for the nine months ended September 30, 2019 to $16.1 million for the nine months ended September 30, 2020. This increase was primarily due to new medical offices, capitalization of software development, upgraded office software, and our new corporate office.

Other Income (Expense)

Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Interest income	$235	$1,087	$(852)	(78)%	$1,635	$3,676	$(2,041)	(56)%

Interest income decreased $0.9 million from $1.1 million for the three months ended September 30, 2019 to $0.2 million for the three months ended September 30, 2020 due to lower interest rates and investment yields despite higher average cash, cash equivalents and marketable securities balances. Interest income decreased $2.0 million from $3.7 million for the nine months ended September 30, 2019 to $1.6 million for the nine months ended September 30, 2020 due to lower interest rates and investment yields despite higher average cash, cash equivalents and marketable securities balances.

Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Interest expense	$(5,647)	$(107)	$(5,540)	nm	$(7,676)	$(393)	$(7,283)	nm

nm – not meaningful

Interest expense increased $5.5 million from $0.1 million for the three months ended September 30, 2019 to $5.6 million for the three months ended September 30, 2020, and increased $7.3 million from $0.4 million for the nine months ended September 30, 2019 to $7.7 million for the nine months ended September 30, 2020, primarily due to amortization of the debt discount and issuance costs on our 2025 Notes issued in the second quarter of 2020.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Change in fair value of redeemable convertible preferred stock warrant liability	$-	$(890)	$890	nm	$(6,560)	$(2,226)	$(4,334)	nm

nm – not meaningful

The change in fair value of the redeemable convertible preferred stock warrant liability decreased $0.9 million from $0.9 million for the three months ended September 30, 2019 to $0.0 million for the three months ended September 30, 2020. The decrease was due to the change in fair value of the underlying redeemable convertible preferred stock. The change in fair value of the redeemable convertible preferred stock warrant liability increased $4.3 million from $2.2 million for the nine months ended September 30, 2019 to $6.6 million for the nine months ended September 30, 2020. The increase was due to the change in fair value of the underlying redeemable convertible preferred stock.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Provision for income taxes	$181	$57	$124	nm	$109	$83	$26	nm

nm – not meaningful

Provision for income taxes increased $124 thousand from $57 thousand for the three months ended September 30, 2019 to $181 thousand for the three months ended September 30, 2020 due primarily to state taxes and benefits from the CARES Act enacted on March 27, 2020. Provision for income taxes increased $26 thousand from $83 thousand for the nine months ended September 30, 2019 to $109 thousand for the nine months ended September 30, 2020 due primarily to state taxes and benefits from the CARES Act.

Net Loss Attributable to Noncontrolling Interest

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net loss attributable to noncontrolling interest	$-	$(388)	$388	(100)%	$(704)	$(1,049)	$345	(33)%

Net loss attributable to noncontrolling interest decreased $0.4 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, due to the deconsolidation of the joint venture as of April 1, 2020.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from the sale of redeemable convertible preferred stock, our initial public offering, issuance of 2025 Notes, and to a lesser extent, notes payable under credit facilities. As of September 30, 2020, we had cash, cash equivalents and short-term marketable securities of $682.3 million, compared to $146.5 million as of December 31, 2019. We believe that our existing cash and cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our pace of new member growth and expanded enterprise client and health network relationships, our pace and timing of expansion of new medical offices, the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. See Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 “In order to support the growth of our business, we may need to incur additional indebtedness under our existing loan agreement or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.”

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact of the pandemic on our business, results of operations, financial condition or liquidity.

Indebtedness

In January 2013, we entered into the LSA with Silicon Valley Bank, which, as amended, provides for aggregate borrowings of up to $11.0 million in the form of term loans. In 2016, we drew down the full $11.0 million available to us under the LSA. On September 1, 2020, the term notes under the LSA matured and the remaining outstanding principal was repaid, plus accrued and unpaid interests.

In May 2020, we issued $275.0 million aggregate principal amount of 3.0% convertible senior notes due June 2025 in a private offering and in June 2020, an additional $41.2 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option by the initial purchasers (the “2025 Notes”). The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 3.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. As of September 30, 2020, the net carrying amount of the liability component of the 2025 Notes was $237.9 million and the net carrying amount of the equity component of the 2025 Notes was $73.4 million.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(5,987)	$(24,098)
Net cash provided by (used in) investing activities	(453,200)	20,633
Net cash provided by (used in) financing activities	593,357	(1,353)
Net increase in cash, cash equivalents and restricted cash	$134,170	$(4,818)

Operating Activities

During the nine months ended September 30, 2020, our net cash used in operating activities was $6.0 million, resulting from our net loss of $81.3 million, almost entirely offset by net non-cash charges of $63.8 million and net cash provided by changes in our operating assets and liabilities of $11.5 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $16.2 million increase in deferred revenue, a $14.2 million net increase in accounts payable and accrued expenses, increase of $8.4 million in other liabilities, and a decrease in prepaid expenses and other current assets of $3.5 million, partially offset by a $20.3 million increase in accounts receivable, net, a $8.5 million decrease in operating lease liabilities, and an increase in inventory and other assets of $2.0 million. The increase in deferred revenue is primarily related to an increase in contract liabilities associated with our health network partnerships and the enterprise and on-site client growth. The net increase in accounts payable and accrued expenses is primarily related to timing of payments related to accrued compensation and accrued interest on our convertible senior notes. The increase in other liabilities is primarily due to deferral of payroll tax payments under the CARES Act and customer liabilities. The increase in accounts receivable is primarily due to receivables from health network partners that have longer invoicing and payment cycles than insurance payers and growth of our enterprise and on-site clients.

During the nine months ended September 30, 2019, our net cash used in operating activities was $24.1 million, resulting from our net loss of $34.2 million and net cash used in changes in our operating assets and liabilities of $16.6 million, partially offset by net non-cash charges of $26.7 million. Net cash used in changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $15.8 million increase in accounts receivable, net, a $2.4 million increase in prepaid expenses and other current assets, and a $5.7 million decrease in operating lease liabilities, partially offset by a $2.9 million increase in deferred revenue and a $2.7 million increase in other liabilities. The increase in accounts receivable, net is primarily due to receivables from health system partners that have longer invoicing and payment cycles than insurance payers. The increase in deferred revenue was due to higher cash collections due to growth of our consumer memberships and enterprise clients.

Investing Activities

During the nine months ended September 30, 2020, our net cash used by investing activities was $453.2 million, resulting primarily from purchases of short-term marketable securities of $657.2 million and purchases of property and equipment, net of $51.5 million due primarily to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software. This was partially offset by maturities of short-term marketable securities of $256.3 million.

During the nine months ended September 30, 2019, our net cash provided by investing activities was $20.6 million, resulting from maturities of short-term marketable securities of $266.8 million, offset by purchases of short-term marketable securities of $208.5 million and purchases of property and equipment, net of $37.6 million due primarily to leasehold improvements, computer equipment, and furniture and fixtures for our new corporate office, new offices and remodels of existing offices, in addition to capitalization of internal-use software development costs.

Financing Activities

During the nine months ended September 30, 2020, our net cash provided by financing activities was $593.4 million, resulting primarily from proceeds from the issuance of our 2025 Notes of $316.3 million, our initial public offering of $281.8 million, exercises of stock options and warrants of $25.9 million, proceeds from the issuance of stock under our employee stock purchase plan of $3.5 million, offset by payment of the 2025 Notes issuance costs of 9.4 million, payment of offering costs associated with our initial public offering of $21.3 million and payment of a debt obligation of $3.3 million.

During the nine months ended September 30, 2019, our net cash used by financing activities was $1.4 million, resulting from payment of a debt obligation of $3.3 million, partially offset by proceeds from the exercise of stock options of $1.9 million.

Contractual Obligations and Commitments

In May 2020, we issued the 2025 Notes which bear interest at a fixed rate of 3.0% per annum.  The following summarizes our contractual obligation relating to the 2025 Notes as of September 30, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Convertible senior notes	$316,250	$-	$-	$316,250	$-
Interest on convertible senior notes (1)	47,869	9,918	28,463	9,488	-
Total	$364,119	$9,918	$28,463	$325,738	$-
(1)	Amounts in this table reflect the contractually required interest payable pursuant to the 2025 Notes.

There were no other material changes outside the ordinary course of business to our contractual obligations and commitments as of September 30, 2020 as compared to those disclosed as of December 31, 2019 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 27, 2020.

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

During the three months ended September 30, 2020, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 27, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $161.5 million as of September 30, 2020, compared to $27.4 million as of December 31, 2019, held primarily in money market funds for working capital purposes.

We had short-term marketable securities of $520.8 million as of September 30, 2020, compared to $119.1 million as of December 31, 2019, consisting of money market funds, commercial paper and U.S. Treasury bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

In January 2013, we entered into the LSA with Silicon Valley Bank. The interest rate of the LSA was the greater of prime plus 1.81% or 5.56%. On September 1, 2020, the term notes under the LSA matured and the remaining outstanding principal was repaid, plus accrued and unpaid interest.

In May 2020, we issued the 2025 Notes which bear interest at a fixed rate of 3.0% per annum. As of September 30, 2020, the net carrying amount of the liability component of the 2025 Notes was $237.9 million and the net carrying amount of the equity component of the 2025 Notes was $73.4 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2020.

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

Remediation Efforts on Previously Identified Material Weaknesses

In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources and efforts to improve our control environment and to remedy the identified material weaknesses. The following actions have been taken:

•

We performed a comprehensive risk assessment process to identify, design, implement, and re-evaluate our control activities related to internal control over financial reporting, including monitoring controls;

•

During the quarter ended September 30, 2020, we increased the number of qualified accounting resources with the requisite accounting and financial reporting knowledge and experience, and reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions;

•

During the quarter ended September 30, 2020, we increased the number of information technology compliance professionals to enhance the design and monitoring of information technology general controls. Specifically, we have designed and implemented information technology general controls related to computer operations, user access administration, program development, and change management related to external and internally developed systems; and

•

We designed and implemented controls related to the periodic monitoring and review of user access rights, the identification and risk ranking of segregation of duties conflicts, and, where it is determined there is a need for an individual to have conflicting access / roles, a review of the underlying activities is performed by an independent person who does not have such conflicting access.

Based on the actions taken, we determined that the enhancements to the design of our controls related to segregation of duties, including control activities related to the assessment of incompatible duties, the identification of instances where those incompatible duties were assigned to an individual, and the addressing of conflicts on a timely basis, have been satisfactorily implemented, and we have had sufficient time to test the operating effectiveness of the newly implemented controls. As such, we concluded that the material weakness related to segregation of duties was remediated as of September 30, 2020.

In addition, significant progress has been made in enhancing our control environment with respect to accounting for significant and unusual transactions, as well as information technology general controls. However, we are continuing to evaluate the operating effectiveness of the controls and believe that our improved processes and procedures will assist in remediation of the material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the controls described above.

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

Item 1A. Risk Factors.

Other than as described below, there have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In addition, as a result of recent changes to the SEC’s rules on the description of risk factors, the description of the risks affecting our business set forth below has been reduced in length as compared to the description set forth in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.  By doing so, we do not imply, and you should not infer, that the reduction in the description of the risks affecting our business below reflects a reduction in the risks or magnitude of the risks as set forth in our previous Quarterly Report on Form 10-Q. Please refer to our previous Quarterly Report on Form 10-Q for a more in-depth description of the risks affecting our business that have changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing coronavirus (COVID-19) pandemic may negatively impact our business, financial condition, results of operations and growth.

The global spread of the COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have created significant impact to the global economy. We expect the evolving COVID-19 pandemic to continue to impact our business, results of operations, and financial condition and liquidity, but given the uncertainty around the duration and severity of the pandemic, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition and liquidity.

During the six months ended June 30, 2020, COVID-19 negatively impacted our business as community self-isolation practices and shelter-in-place requirements reduced our total billable visit volumes, negatively affecting our net revenue and which may not be replaced by insurance coverage or government funding. Continued shelter-in-place, quarantine, executive order or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection, among other factors, have negatively impacted and are expected to continue to negatively impact our results of operations, business and financial condition. These measures and practices have resulted in temporary closures of certain offices, delays in openings of our new medical offices, and may result in delays in entry into new markets and expansion in existing markets. Governmental authorities in certain of our markets, including California, began re-opening and lifting or relaxing shelter-in-place and quarantine measures only to revert such restrictions in the face of increases in new COVID-19 cases. In addition, in markets where our health network partners receive visit revenue in return for paying us a fixed price PMPM, a decrease in billable utilization also reduces the visit revenue received by our health network partners, potentially negatively impacting their ability or willingness to pay us. In addition, due to the shelter-in-place orders across the country, we have implemented work-from-home policies for many employees which may impact productivity and disrupt our business operations, as well as those of our employer customers. While outbreaks such as COVID-19 have resulted in increased membership, such increased membership levels may not be sustained, and our consumer membership and enterprise customer retention may fall following the outbreak. The United States has seen an unprecedented unemployment rate since the start of the pandemic. As a result, we may see a decline in membership or per member usage of our services, resulting in a decline in net revenue. Moreover, as part of our rapid response to the COVID-19 pandemic, we have implemented new services and products, including specimen collection and other testing related services for COVID-19 based on continuously evolving regulatory standards, which may not be reimbursable or billable services. Further, the average reimbursement for any such billable services have been, and will likely continue to be, lower than traditional in-office visits, and while total billable volumes have recently returned to pre-COVID-19 levels, we cannot be certain whether this trend will be sustained. These new services and products could also result in inaccurate results or other member or employer customer dissatisfaction with such services and products, potentially resulting in legal disputes or claims. In addition, the COVID-19 pandemic has and may continue to negatively impact our operations, and net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition by disrupting or delaying delivery of materials and products in the supply chain for our offices, including protective equipment for healthcare providers, by causing staffing shortages, by increasing capital expenditures due to the need to buy incremental hardware, or by reducing the liquidity and value of our short-term marketable securities.

Health care organizations around the world, including our health network partners in the United States, have faced and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-

essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Some of these measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will harm the results of operations, liquidity and financial condition of these health care organizations, including certain of our health network partners. We cannot accurately predict at this time the ultimate severity or duration that the foregoing measures and challenges may have on these health care organizations, including us and our health network partners. Our health network partners rely, among other things, on the visit revenue they receive from members to offset the costs of the fixed price PMPM arrangement with us. As a result, our partners may also seek contractual accommodations from us. Given our dependence on our health network partners for a portion of our net revenue, our own business, financial condition and results of operations may be negatively impacted.

The COVID-19 pandemic and similar crises could also diminish the public’s trust in healthcare facilities, especially facilities that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by infectious diseases. As certain of our medical offices treat patients with COVID-19 or other infectious disease, patients may be discouraged from visiting our offices, including cancelling appointments or failing to seek other care at the One Medical PCs. On the other hand, we are seeing patients book appointments for remote visits with our providers in lieu of office appointments. There can be no assurances that patients will continue booking remote visit appointments at the same level or at all for the duration of the pandemic. Our providers also face an increased risk of infection with COVID-19, which may result in staffing shortages at our offices or increased workers’ compensation claims. Our medical offices could also become overburdened with inquiries and requests for visits or lab testing, and our virtual care and administrative teams may also become overburdened with member requests, which may result in longer phone wait times and customer dissatisfaction. In order to provide testing services in certain markets and to comply with certain local requirements, we opened temporary testing facilities. We may be required in the future to similarly make alterations to our operations to address the changing needs of our members during the pandemic, which could increase our costs and divert resources from managing our business and growth.

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

Risks Related to Our Business and Our Industry

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

We also derive a portion of our revenue from partnership revenue. For the years ended December 31, 2018 and 2019 and for the nine months ended September 30, 2020, we derived 12%, 29% and 42%, respectively, of our net revenue from partnership revenue. A substantial portion of our partnership revenue is derived from contracts with health network partners. Under these contracts, we closely collaborate with each health network on certain strategic initiatives such as the expansion of practice sites in a particular jurisdiction or service area, and clinical and digital integration between our primary care and their specialty care services. Our contracts with the health network partners are typically bespoke, with varying terms across health network partners. However, each contract generally provides for fees on a PMPM basis or a fee-for-service basis. Under contracts providing for PMPM fees, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. If we do not adequately satisfy the objectives of our partners and perform against contractual obligations, we may lose revenue under the applicable health network partner contract and the health network partner may become dissatisfied with the terms or our performance under the contract, which could result in its early termination or amendment, if permitted, and as a result, harm to our business and results of operations, including reduction in net revenue. We cannot guarantee that our health network partners will continue to be satisfied with the terms or circumstances under existing contracts as well, even if unrelated to our performance under the contracts, particularly given constraints and challenges posed by the COVID-19 pandemic. We have experienced contractual disputes and renegotiations with health network partners in the past and may experience additional disputes and renegotiations in the future. Our contracts with health network partners are often exclusive in the applicable jurisdiction; as a result, in new potential markets should we pursue a health network partnership, we would need to successfully contract with a sufficiently competitively viable health network partner, as we may not be able to terminate any such contract for several years without penalty or be able to partner with other health network partners in the same market due to competitive pressures or lack of counterparties. If we are unable to successfully continue our strategic relationships with our health network partners, on terms favorable to us or at all, or if we do not successfully contract with health network partners in new jurisdictions, our business and results of operations could be harmed.

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

Our services and operations involve the storage and transmission of health network partners’ and our enterprise clients’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, contractors, clients, customers, members and others, as well as the protected health information, or PHI, of our members. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased number, sophistication and activities of perpetrators of cyber-attacks. The risk of cyber-attacks may be heightened during the COVID-19 emergency as we and our vendors move to remote work which may pose more cyber security vulnerabilities, including those susceptible to exploitation. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized access to sensitive patient or member data (including PHI) or other personal information of employees, contractors, clients, members or others, a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our members, health network partners and enterprise clients. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely impact customer, partner, member or investor confidence in us, and reduce the demand for our solutions and services. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Our proprietary technology platform provides members with the ability to, among other things, register for our services, request a visit (either scheduled or on demand) and communicate and interact with providers, and allows our providers to, among other things, chart patient notes, maintain medical records, and conduct visits (via video, phone or the internet). Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary software from operating properly. Due to COVID-19, use of virtual care has increased, which places a heavier demand on our technology platform and may cause performance levels to deteriorate. In addition, we are quickly introducing new features and functions within our technology platform to meet the needs of our members and providers during the COVID-19 emergency. These features and functions may contain bugs or errors that could impact usability and technology and clinical operations. We continue to implement software with respect to a number of new applications and services. If our solutions do not function reliably or fail to achieve member, provider, partner or client expectations in terms of performance, we may lose or fail to grow member usage, fail to retain provider talent, members, partners and clients could assert liability claims against us, and partners and clients may attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain health network partners, enterprise clients, members and providers.

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

Our members depend on our technology solutions, digital health platform, including our mobile app, and support services to access on-demand digital health services or schedule in-office visits. We may be unable to respond quickly enough to accommodate increases in member demand for support services, particularly as we increase the size of our membership base and as COVID-19 drives more member demand for our digital health services. We also may be unable to modify the format of our technology solutions and support services to compete with changes in such solutions and services provided by competitors. If we are unable to address members’ needs or preferences in a timely fashion or further develop and enhance our technology solutions, or if members are not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to redress the situation, and our business may be impaired and members’ and clients’ dissatisfaction with our technology solutions could damage our ability to maintain or expand our membership base. While we have not issued refunds or credits for membership fees for these reasons, and historically any refunds or credits issued have not had a significant impact on net revenue, there can be no assurance as to whether we may need to issue additional refunds or credits for membership fees in the future as a result of member or client dissatisfaction. For example, our members expect on-demand healthcare services through our mobile app and rapid in-office visit scheduling. Failure to maintain these standards may reduce our overall NPS, harm our reputation and cause us to lose members. Moreover, negative publicity related to our technology solutions, regardless of its accuracy, may further damage our business by affecting our reputation, NPS or ability to compete for new members and enterprise clients. If our technology solutions or support services are perceived as subpar or if we fail to meet the standards requested or preferred by our members, we may lose current and potential members, and our enterprise clients may terminate or decide not to renew their contracts with us. In addition, our enterprise clients expect our technology solutions to facilitate long-term cost of care reductions through high employee digital engagement, which we market as potential benefits for employers in providing employees with memberships for our solutions and services. If employers do not perceive our solutions and services as providing such efficiencies and cost savings, they may terminate their contracts with us or elect not to renew. Any such outcomes could also negatively affect our ability to contract with new enterprise clients through damage to our reputation. If any of these were to occur, our revenue may decline and our business, results of operations, financial condition and prospects could be harmed.

Our use and disclosure of personal information, including PHI, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure such information we hold could result in significant liability or reputational harm and, in turn, substantial harm to our health network partner and enterprise client base, membership base and revenue.

We receive, store, process and use personal information as part of our business. Numerous state and federal laws and regulations inside the United States govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personal information including PHI. These laws and regulations include HIPAA, as amended by the HITECH Act, and their implementing regulations, as well as state privacy and data protection laws. HIPAA establishes a set of baseline national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, which includes the One Medical PCs, and the business associates with whom such covered entities contract for services that involve the use or disclosure of PHI, which includes us. States may enforce more stringent privacy and data protection laws exceeding the requirements of HIPAA. Compliance with data protection laws and regulations in the United States could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the various regulatory frameworks for privacy and data protection is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules and subject our business practices to uncertainty.

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

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals or where there is a good faith belief that the person who received the impermissible disclosure would not have been able to retain the information. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. Any such notifications, including notifications to the public, could harm our business, financial condition, results of operations and prospects

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personal information, including health information. For example, various states, such as California and Massachusetts, have implemented privacy laws and regulations that in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our health network partners and enterprise clients and potentially exposing us to additional expense, adverse publicity and liability.

Further, as public and regulatory focus on privacy issues continues to increase, new laws and regulations, including health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle personal information, or PII, and healthcare-related data, and the cost of complying with standards could be significant and may include providing enhanced data security infrastructure. If we do not comply with existing or new laws and regulations related to PII and PHI, we could be subject to criminal or civil sanctions, as well as reputational harm.

Because of the extreme sensitivity of the information we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive employee, contractor, patient and member data, including HIPAA-regulated PHI. Cybersecurity risks have generally increased during the COVID pandemic, due to the broadened use of remote connections and new technologies to conduct business, both for us and our service providers. If security incidents result, our reputation could be severely damaged, harming member, client and partner confidence. Members may curtail their use of or stop using our services or our member base could decrease, which would cause our business to suffer. In addition, we could face litigation, significant damages for contract breach, significant penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and the public and measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, remediation offered to employees, contractors, health network partners, enterprise clients or members in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from an incident. In addition, we might not continue to be able to obtain adequate insurance coverage at an acceptable cost.

We outsource important aspects of the storage and transmission of patient and member information, and thus rely on third parties to manage functions that have material cybersecurity risks. We attempt to address these risks by requiring outsourcing subcontractors who handle patient and member information to sign information protection addenda and business associate agreements contractually requiring those subcontractors to adequately safeguard PII, including PHI, to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of employees’, contractors’, patients’ and members’ PII and PHI.

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

We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, California’s Consumer Privacy Act of 2018, or the CCPA, which affords consumers expanded privacy protections went into effect on January 1, 2020, which compliance obligations may be expanded by the California Privacy Right Acts if it is approved by California voters in November 2020. The potential effects of the CCPA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation.

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

Our offices and facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, protests and civil unrest, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. In particular, certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain an insurance policy covering damage to property we rent, such insurance may not be available or sufficient to compensate for the different types of associated losses that may occur, including business interruption losses. Any such losses or damages could harm our business, financial condition and results of operations. In addition, our health network partners’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or other negative effects on our business and operations.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Global Select Market. In particular, we are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. We will cease to be an emerging growth company on the date that we become a “large accelerated filer” under the rules of the SEC, including when the market value of our outstanding common stock held by non-affiliates exceeds $700 million as of the previous June 30th. While we will not be deemed a large accelerated filer for 2021, if the market value of our outstanding common stock held by non-affiliates exceeds $700 million as of June 30, 2021, we will be deemed a large accelerated filer, and no longer an emerging growth company, starting on January 1, 2022. We have commenced but not yet completed the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation required under Section 404. Also, we currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.

We previously identified material weaknesses in our internal control over financial reporting resulting from an ineffective risk assessment process, which led to improperly designed controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, as a result of the ineffective risk assessment, we identified the following material weaknesses in connection with the audit of our 2018 and 2019 financial statements as we did not effectively design, implement and maintain: (i) adequate controls over the accounting for significant and unusual transactions (ii) adequate controls to address segregation of duties and (iii) adequate controls over information technology (“IT”) general controls including the following: program change management, user access, computer operations controls and program development.

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

As of September 30, 2020, we have remediated the material weakness related to segregation of duties. We are continuing to implement and operate measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies which contributed to the other two material weaknesses noted above. Specifically, we are continuing to operate the controls that we previously implemented for the preparation and review of accounting for significant and unusual transactions and IT general controls around computer operations, program development, user access administration, and change management. See “Part I - Item 4” for further details on our remediation efforts. We cannot assure you that the measures we are taking will be sufficient to avoid potential future material weaknesses. Accordingly, there could continue to be a possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

A significant portion of our total outstanding common stock may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

We, our directors (though not the entities with which certain of our directors are affiliated), our executive officers and the selling stockholders have entered into lock-up agreements in connection with our June 2020 secondary offering that for 90 days after the date of the secondary offering, subject to certain exceptions, such parties would not, directly or indirectly, dispose of any of our common stock or securities convertible into or exercisable or exchangeable for our common stock. However, following the expiration on July 28, 2020 of the lock-up agreements entered into in connection with our initial public offering, approximately 70.5 million shares of common stock became tradable in the public market, subject to the restrictions of Rule 144 in the case of shares held by entities affiliated with certain of our directors. In addition, certain of the lock-up agreements entered into permit our executive officers to sell shares of common stock pursuant to existing trading plans pursuant to Rule 10b5-1 under the Exchange Act following the public release of our financial results for the quarter ended September 30, 2020. Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described above. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

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

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	prohibit cumulative voting in the election of directors;
•	provide that our directors may be removed for cause only upon the vote of the holders of at least 66 ⅔% of our outstanding shares of common stock;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•

require the approval of our board of directors or the holders of at least 66 ⅔% of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

Under ASC Topic 470-20, “Debt with conversion and other options” (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely impact our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method for earnings per share purposes, the effect of which is that the shares issuable upon conversion of such notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. In accordance with ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” issued by FASB in August 2020, [commencing January 1, 2022], we will no longer use the treasury stock method to calculate diluted earnings per share for convertible instruments and will use the if-converted method. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

None.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of 1Life Healthcare, Inc.	8-K	001-39203	3.1	2/4/2020

3.2	Amended and Restated Bylaws of 1Life Healthcare, Inc.	8-K	001-39203	3.4	2/4/2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2†	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Definition Linkbase Document					X

101.DEF	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

1LIFE HEALTHCARE, INC.

Date: November 10, 2020	By:	/s/ Amir Dan Rubin
Amir Dan Rubin
Chair, Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Bjorn Thaler
Bjorn Thaler
Chief Financial Officer (Principal Financial and Accounting Officer)