Form 10-K
period 2020-12-31
1Life Healthcare Inc
filed 2021-03-17
CIK 1404123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2020, was $2.5 billion. The calculation of the aggregate market value of voting and non-voting common equity excludes 58,490,353 shares of common stock of the Registrant held by executive officers, directors and stockholders that the Registrant concluded were affiliates of the Registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of Registrant’s common stock, par value $0.001 per share, outstanding as of February 26, 2021 was 136,840,853.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2020.

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

•

the impact of COVID-19 on our financial performance, financial condition and results of operations, and the financial performance and financial condition of our health network partners, on our payers, our enterprise clients and others;

•	announcements by us or our competitors of significant business or strategic developments, acquisitions or new offerings;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	publicity associated with issues with our services and technology platform;

•	our involvement in litigation, including medical malpractice claims and consumer class actions;

•	any governmental investigations or inquiries into our business and operations or challenges to our relationships with the One Medical PCs under the Administrative Services Agreements (“ASAs”);

•	future sales of our common stock or other securities, by us or our stockholders;

•	changes in senior management or key personnel;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	the trading volume of our common stock;

•	general economic, regulatory and market conditions;

•	our estimates of our market opportunity and changes in the anticipated future size and growth rate of our market;

•	our ability to retain and recruit key personnel and expand our sales force;

•	the ability of the One Medical PCs to attract and retain high quality providers;

ii

•	our ability to fund our working capital requirements; and

•	our compliance with, and the cost of, federal, state and foreign regulatory requirements.

These risks are not exhaustive. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements as predictions of future events. Also, these forward-looking statements represent our current beliefs, estimates and assumptions only as of the date of this filing, and information contained in this filing should not be relied upon as representing our estimates as of any subsequent date. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

iii

PART I

Item 1. Business.

Overview

Our vision is to delight millions of members with better health and better care while reducing the total cost of care. Our mission is to transform health care for all through our human-centered, technology-powered model. We are a membership-based primary care platform with seamless digital health and inviting in-office care, convenient to where people work, shop, live and click. We are disrupting health care from within the existing ecosystem by simultaneously addressing the frustrations and unmet needs of key stakeholders, which include consumers, employers, providers and health networks. As of December 31, 2020, we had approximately 549,000 members in 13 markets in the United States and more than 8,000 enterprise clients.

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

•

Employers. Employers find their health benefit offerings often underperforming on such fundamental objectives as attracting and engaging employees, improving employee productivity, reducing absenteeism, producing better health outcomes, increasing the safety of the workplace through screening and treating communicable diseases such as Covid-19, or managing healthcare costs.

•

Providers. Within primary care, according to a 2019 Mayo Clinic report, over 50% of family physicians show symptoms of burnout, driven in part by misaligned fee-for-service compensation approaches incentivizing short transactional interactions, and excessive administrative tasks associated with burdensome electronic health record (“EHR”) systems and convoluted insurance procedures.

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

The U.S. primary care market is estimated to be approximately $260 billion in 2021, including approximately $170 billion for the commercially insured population. We estimate that the 13 markets in which we are physically present represent approximately $38 billion in primary care spend within the commercially insured population under age 65. While our members can access our digital services nationally, we believe we can expand our physical presence across the United States. The 50 largest metropolitan statistical areas in the U.S. represent an estimated market opportunity of approximately $80 billion within the commercially insured population under age 65. We expect our total addressable market to grow as we further expand into additional services, serve additional populations and explore alternative risk-sharing reimbursement models.

We have developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. Our annual membership model includes seamless access to 24/7 digital health services paired with inviting in-office care routinely covered under health insurance programs. Our technology helps drive high monthly active usage within our membership, promoting ongoing and longitudinal patient relationships for better health outcomes and high member retention. Our technology also helps our service-minded team in building trust and rapport with our members by facilitating proactive digital health outreach as well as on-demand and scheduled virtual and in-office care. Our digital health services and well-appointed offices, which tend to be located in highly convenient locations, are staffed by a team of clinicians who are not paid on a fee-for-service basis, and therefore free of misaligned compensation incentives prevalent in health care. Additionally, we have developed clinically integrated partnerships with health networks, better coordinating more timely access to specialty care by members when needed, while advancing value-based care for employers through clinical and digital integration.

Together, these components of our human-centered and technology-powered model allow us to deliver better results for key stakeholders.

•

Consumers. We delight consumers with a superior experience as evidenced by our average Net Promoter Score, or NPS, of 90 over the twelve months ended December 31, 2020 and our key primary care-related Healthcare Effectiveness Data and Information Set (“HEDIS”) quality measures. NPS measures the willingness of consumers to recommend a company’s products or services to others. We use NPS as a proxy for gauging our members’ overall satisfaction with our providers and loyalty to the One Medical brand. Our NPS is based on responses from a single question survey provided to members after in-office visits which asks members how likely they are to recommend their One Medical provider to a friend or colleague. We calculate our NPS using the standard method of subtracting the percentage of members who respond that they are not likely to recommend our providers from the percentage of members that respond that they are likely to recommend our providers, with responses based on a scale of 0 to 10. The resulting NPS is an index that ranges from a low of -100 to a high of 100.

Our technology platform advances consumer engagement and health through proactive digital health screenings, post-visit digital follow-ups, real-time access to medical records, and around-the-clock availability of our friendly and knowledgeable providers.

Our members receive access to 24/7 on-demand digital health services with quick response times. Members also have access to scheduled virtual visits as well as inviting in-office care in convenient locations with warm and caring staff. In addition to supporting members with routine and preventative primary, chronic and acute care, we provide lab- and immunization services, COVID-19 testing and care, behavioral health, women’s health, men’s health, LGBTQ+ care, pediatrics, sports medicine, lifestyle and wellbeing programs.

•

Employers. We support employers across a diverse set of industries in achieving key goals of their health benefits offerings such as attracting and engaging employees, improving employee productivity and wellbeing, and delivering higher levels of value-based care. We are also helping them increase the safety of their workplace through screening for, treating, and immunizing against communicable diseases such as COVID-19. With real-time video and phone consults available typically within minutes, and same and next day in-office appointments, we have demonstrated a 41% reduction in emergency room visits and total employer cost savings of 8% or more based on a 2018 report. Additionally, a peer-reviewed study published in the Journal of American Medical Association (JAMA) Network Open in 2020 linked our membership-based, primary care model combining virtual, near-site and work-site services with 45% lower total medical and prescription claims costs for one employer, including 54% lower spending on specialty care, 43% lower spending on surgery, 33% lower spending on emergency department care, and 26% lower spending on prescriptions. Since then, we have further evolved our service offering, including scheduled virtual visits or behavioral health visits, which we believe provides additional value to employers and their employees. We have also launched a 24/7 virtual only service offering which is available exclusively to employers in geographies where we do not yet have a physical presence. This service offering allows employers to provide One Medical to all of their employees regardless of their location, while providing us with better insights about employer demographics and potential future demand for our other offerings. Employers typically cover our membership fee for their employees, with over 75% of employers also covering their employees’ dependents’ memberships as of December 31, 2020. Employers can add our services at any point during the year, as our services typically fit within their existing health benefits offerings and are typically covered under an employer’s routine health insurance benefit program, allowing for seamless and quick implementation. Within enterprise clients, our median estimated activation rate as of December 31, 2020, was over 40%, which we believe we can increase over time. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee.

•

Providers. Our culture, technology, team-based approach, and salaried provider model help address the fundamental issues driving physician burnout. Our culture allows us to attract and retain top board-certified physicians and premier team members. We are focused on continuing to increase our diversity amongst providers so that our provider base reflects the diversity of the communities and members we serve. Our proprietary technology platform allows for meaningful reductions in desktop medicine burdens, which are the excessive administrative hassles associated with the use of EHRs. Our support team takes on many of the administrative burdens for scheduling and insurance coordination. Our in-office and virtual medical teams jointly deliver longitudinal health care. Our salary-based provider compensation model incentivizes delivery of the right care at the right time, without the adverse financial incentives that fee-for-service or capitated compensation systems can have on clinical decision-making.

•

Health Networks. Health networks partner with us for consumer-driven care, direct-to-employer relationships and coordinated networks of attributable lives. Through our partnerships, we connect our primarily working-age, commercially insured membership base with health networks without the costs and risks these health networks typically face in the development of their own primary care networks. We clinically and digitally integrate with our health network partners to advance more seamless member access to partner specialists and facilities when needed, while supporting reductions in duplicative testing and excessive delays often seen across uncoordinated healthcare settings. Such coordinated care can deliver better service levels and outcomes for consumers, while advancing employee productivity and value-based care to employers.

We believe our model is highly scalable. We are physically present in 13 markets today, including Atlanta, Austin, Boston, Chicago, Los Angeles, New York, Orange County, Phoenix, Portland, San Diego, the San Francisco Bay Area, Seattle, and Washington, D.C., and primarily serve a working-age, commercially-insured population and associated dependents. As of December 31, 2020, we had 107 physical offices, including some employer on-site clinics. Additionally, our members can access our 24/7 digital health services nationwide. As of December 31, 2020, we had greater than 8,000 enterprise clients of various sizes across industries. For the twelve months ended December 31, 2020, we retained 9 out of 10 of our consumer members and more than 90% of our enterprise contract value. We grew our membership by 339% from December 31, 2015 through December 31, 2020.

We derive net revenue from multiple stakeholders, including (i) consumers, (ii) enterprise clients such as employers, schools, and universities, and (iii) health networks. We recognize net revenue as (i) membership revenue from enterprise clients and consumer subscription fees, which are typically annual in nature, (ii) partnership revenue predominantly on a per member per month (“PMPM”) basis from health networks, largely fixed payments from enterprise clients for on-site medical services, COVID-19 on-site services, and capitation payments from Independent Physician Associations (“IPAs”), and (iii) net patient service revenue on a per visit basis from health insurers and patients. We are in-network with most health insurance plans in all of our markets.

Chief Technology Officer Transition

On March 16, 2021, Kimber Lockhart informed us of her intent to step back from her role as Chief Technology Officer of 1Life upon return from her personal leave of absence and to transition to become a part-time employee of 1Life. The effective date for Ms. Lockhart’s resignation as Chief Technology Officer has not been determined and Ms. Lockhart intends to continue to serve as Chief Technology Officer until her successor is identified and has moved into the role. We have commenced a search for a replacement Chief Technology Officer.

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

Employers

To attract and retain staff, employers are making significant investments in health benefits; yet, as commercial insurance costs have reached record highs, employers and employees remain frustrated. Barriers to accessing timely care during the day and after business hours cause employees to miss work and lose productivity. As a result, many employees self-direct themselves to higher cost settings such as emergency rooms. Additionally, uncoordinated care across primary care, specialty care and behavioral health settings creates frustration and causes excessive spending. According to the National Academy of Medicine, approximately 30% of all U.S. healthcare spending is estimated to be avoidable wasted spending.

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

We have developed a human-centered, technology-powered primary care model that simultaneously addresses the aforementioned frustrations and unmet needs of key stakeholders. As we continue to deploy our model at scale, we disrupt the healthcare ecosystem from within its current structure through our:

•	modernized member-based model that is based on direct consumer enrollment as well as employer sponsorship;
•	seamless care delivery that integrates across multiple digital and in-person modalities;
•	inviting offices with high quality service in convenient locations;
•	partnerships with health networks;
•	alignment with payers;
•	premier salaried medical group;
•	advanced technology-powered systems; and
•	service-oriented team implementing Lean processes.

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

•

Superior in-office care experience. We are focused on providing kind and attentive in-person care in aesthetically pleasing offices with contemporary interior designs. We offer same- or next-day appointments with minimal wait upon arrival in locations convenient to where consumers work, shop and live. Members enter into first-name relationships with providers who greet them upon arrival and walk them out upon appointment completion. Our approach allows for more time to thoroughly address a broader array of issues and to develop deeper relationships than traditional primary care settings.

•

Longitudinal approach to care. Our approach treats the whole person by including the physical, mental, social, emotional and administrative needs of our members. In addition to supporting members with routine and preventative primary, chronic and acute care, we provide lab- and immunization services, COVID-19 testing and care, behavioral health, women’s health, men’s health, LGBTQ+ care, pediatrics, sports medicine, lifestyle and wellbeing programs. We proactively reach out to members to assess their health status and mental wellness and follow up with reminders on key health initiatives. These initiatives support the health of our members with the goal of avoiding more costly care in the future.

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

•

Improved health outcomes. We help drive better health outcomes for our members, as reflected in our key primary care-related HEDIS quality metrics. To prevent avoidable conditions and advance health, we can conduct population health initiatives such as proactively screening for cancers, chronic diseases, anxiety and depression.

•

COVID-19. We offer COVID-19 testing and counseling across all of our markets, including in our offices and in several mobile COVID-19 testing sites. We also administer COVID-19 vaccines in select geographies.

Value Proposition for Employers

•

Differentiated and highly valued employee benefit. We believe our model enhances the benefits offering of employers, improving their recruitment and retention of talent. During 2020, we expanded our service platform with several new offerings that support both employers and their employees, including the following:

o	Healthy Together, our COVID-19 screening, testing, and vaccination program for employers, schools and universities;
o	Mindset by One Medical, our behavioral health service; and,
o	One Medical Now, an expansion of our 24/7 on-demand digital health solutions to employees of our enterprise clients that are located outside of our physical markets.
•

Increased workforce productivity. We reduce time away from work as well as employee distraction related to illness, injury or other medical conditions by providing quick and convenient access to care for employees and dependents, including virtual care. With longer appointments, we address more needs in our primary care setting, reducing avoidable referrals and additional time away from work. Additionally, our ability to facilitate timely specialist appointments with our health network partners further reduces an employee’s distraction while waiting for specialty care.

•

Reduced costs. We reduce health care costs by increasing employee productivity and providing value-based care, substituting higher cost emergency room and specialty services with lower-cost primary care. We help avoid unnecessary testing and higher cost branded prescriptions through best practice clinical protocols embedded in our technology. For example, we have demonstrated a 41% reduction in emergency room visits and total employer cost savings of 8% or more. A peer-reviewed study published in JAMA Network Open in 2020 linked our membership-based, primary care model combining virtual, near-site and work-site services with 45% lower total medical and prescription claims costs for one employer.

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

•

Purpose-built technology platform. Our proprietary technology platform is developed with significant provider input and is purpose-built for primary care. For example, our technology is focused on capturing and surfacing the most meaningful clinical insights in a workflow that is intuitive to providers. Our platform meaningfully reduces administrative workloads by intelligently automating, streamlining and routing tasks across our network to the most appropriate team member, resulting in faster response times while freeing up providers to focus on caring for members.

•

Salaried model with flexible work schedules. Our salaried model avoids adverse fee-for-service and capitation incentives, and does not financially reward or penalize our providers based on utilization. It supports the delivery of the right amount of care in the best setting without impacting provider take-home pay. Additionally, we have flexible work arrangements and opportunities to practice in office or virtually. We believe this results in a better quality of life and work-life balance. With a presence in markets across the country, we also increasingly offer providers mobility opportunities.

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

Extraordinary Customer Experience

Our human-centered approach is focused on providing a superior experience to our members, as evidenced by the bundling of services within our membership model, the way we hire and train our team, the culture of caring we foster, our easy-to-use technology, our 24/7 digital health, our inviting in-office care, our compassionate and salaried providers and our streamlined Lean processes. Whether members call, click or visit, they experience outstanding service, as evidenced by our average NPS of 90 over the twelve months ended December 31, 2020. See “Overview” section above for a description of how we calculate NPS. Our virtual care is available around-the-clock. Our inviting medical offices are well-appointed and modern, and our providers and staff are very friendly and trained in customer service. We are committed to not keeping members waiting long, if at all, and our longer appointments provide our team with more time to address member needs. Our technology is designed to promote frictionless access, ease of use and high engagement. We look to address the whole-person needs of our members, providing physical and mental health services, lab services, and coordinating specialty services with health network partners. Our administrative staff is available to answer benefits questions and help navigate the healthcare ecosystem on behalf of our members.

Simultaneously Addressing the Needs of Consumers, Employers, Providers and Health Networks

Our modernized model simultaneously addresses the frustrations and unmet needs of key stakeholders, transforming health care from within the current ecosystem. For consumers, we deliver an extraordinary experience and superior results, including on key primary care-related HEDIS quality measures. For employers, we help improve employee productivity through frictionless access to virtual and in-office care and reduce medical costs by avoiding unnecessary emergency room and specialty visits. For providers, we create a more engaging and manageable primary care work environment by leveraging a salaried model and our proprietary technology. With health networks, we clinically integrate to expand their connections to commercially insured enrollees, and we are in-network with most health insurance plans in all of our markets. Accordingly, we believe our model delivers differentiated value to all key stakeholders simultaneously within the current healthcare ecosystem.

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

Proprietary Technology Platform

Our ability to simultaneously deliver significant value to key stakeholders is deeply rooted in our purpose-built, modernized technology platform. Our proprietary technology platform powers all aspects of our company: engaging members, supporting providers and advancing business objectives. Our technology allows us to proactively engage members with personalized clinical outreach and improve health through online scheduling, virtual provider visits and ready access to health information. Our technology also supports providers by leveraging machine learning to reduce and re-route tasks that needlessly create administrative burdens while supporting team-based care. This allows providers to spend more time delivering clinical care, while facilitating higher levels of member responsiveness. Our technology also advances operational efficiencies, as our product designers and engineers collaborate closely with clinical and operational team members to observe and optimize workflows. Our platform is built on a modern cloud-based technology stack, employing Agile development cycles and a DevOps approach to infrastructure. Our modular, service-oriented architecture utilizes Application Programming Interface (“API”) standards for ease of implementing new functionalities and integrating with external systems.

Operating Platform for High Performance at Scale

Our approach for operating and scaling our platform is based on leading process improvement and management practices. We leverage Lean methodologies for process improvement, human-centered design thinking, behavioral design, and Agile methodologies for software development to deliver high performance levels at scale. Our operational processes, software development and staffing models, including our virtual medical team, are designed to work together to create efficiencies and uniquely achieve our objectives. Moreover, we standardize our processes and practices so we can efficiently deliver consistent outcomes at scale across existing and new markets, which we believe will further drive our financial performance.

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

Grow consumer and enterprise membership in existing markets

We have significant opportunities to increase membership in our existing markets through (i) sales to new consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients and (iii) adding other potential services. As of December 31, 2020, we had more than 8,000 enterprise clients. Of our 549,000 members as of December 31, 2020, 58% were from our enterprise clients. Within enterprise clients, our median activation rate as of December 31, 2020 was over 40%, We believe the number of clients and the number of enrolled members will increase over time as our brand awareness grows and our customer relationships mature. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee. Additionally, while the percentage of enterprise clients offering our services to dependents of their employees has grown from 67% in 2016 to over 75% as of December 31, 2020, we believe we have significant room for further growth with dependents. Furthermore, as we continue to scale our presence, we anticipate an increasing number of larger national and regional employers will look to partner with us for our services.

Expand into new markets

We are physically present in 13 markets with plans to enter four new markets in 2021. We assess potential markets using a variety of metrics, including population demographics and density, employer presence, potential health network partners, and other factors. In addition, we have launched One Medical Now, a new service offering that provides 24/7 access to unlimited virtual care nationwide, which is sold to new and existing enterprise clients to cover employees in geographies where we are not yet physically present. We do not count employees who have access to or use One Medical Now as members, but we believe this new virtual offering may help us enroll new members in a new geography if and when we decide to offer our complete product offering, which includes a physical footprint. We believe our complete offering is viable in most geographies across the United States.

Grow health network partnerships

To accelerate our growth and presence, we can extend existing health network partnerships into new markets where our partners may also have a presence, or we can enter into new health network partnerships in new markets. In 2020, we entered into four new markets, two of which were through expansion with existing health network partnerships and two were with new health network partnerships. We typically partner with one health network in a given market, and as that partner grows its market presence, we can grow even further with them.

Expand services and populations

Our core offering today is centered on the commercially insured segment. In addition to supporting members with routine and preventative primary, chronic and acute care, we typically provide lab and immunization services, women’s health, men’s health, LGBTQ+ care, pediatrics, sports medicine, lifestyle and wellbeing programs. In addition, throughout 2020, we launched

•	COVID-19 testing, and counseling across all of our markets, including in our offices and in several mobile COVID-19 testing sites;
•	COVID-19 vaccinations in select geographies;
•	Healthy Together, our COVID-19 screening and testing program for employers, schools and universities;
•	Mindset by One Medical, our behavioral health service integrated within primary care; and
•	One Medical Now, an expansion of our 24/7 on-demand digital health solutions to employees of enterprise clients located in geographies where we are not yet physically present.
•	Remote Visits, where our providers perform typical primary care visits with our members remotely from either one of our offices or from a provider’s home.

In addition to continued expansion of the services we offer to the commercially insured segment, we believe our model is also well positioned for other populations such as Medicare, and other reimbursement mechanisms such as shared savings reimbursement models, capitation, and other accountable care approaches, where we can capitalize on our population health capabilities. Our technology has also been developed with modern APIs to enable direct integration with channel partners and other third-party offerings, increasing the potential breadth of our modernized platform solution.

Competition

We compete in a highly fragmented primary care market with direct and indirect competitors that offer varying services to key stakeholders such as consumers, employers, providers, and health networks. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale. We expect to face increasing competition, both from current competitors, who may be well-established and enjoy greater resources or other strategic advantages to compete for some or all key stakeholders in our markets, as well as new entrants into our market.

We believe our most direct competition today is from primary care providers who are employed by or affiliated with health networks. Due to our growing number of partnerships with these health networks, we increasingly view primary care providers affiliated with such health networks as potential partners as opposed to direct competitors. We also face competition from direct-to-consumer solutions or employer-focused on-site primary care offerings. These competitors may be narrower in their competitive footprint and may not address all the key stakeholders we serve simultaneously. Our indirect competitors also include episodic point solutions such as telemedicine offerings as well as urgent care providers. These offerings may typically pay providers on a fee-for-service basis rather than the salaried model we employ. Given the size of the healthcare industry and the extent of unmet needs, we expect additional competition, potentially from new companies, including smaller emerging companies which could introduce new solutions and services, as well as other incumbent players in the healthcare industry or from other industries who could develop their own offerings and may have substantial resources and relationships to leverage. In particular, in light of the COVID-19 pandemic, existing or new competitors have developed or further invested in telemedicine and remote medicine programs and ventures, which would compete with our virtual care offerings. With the emergence of new technologies and market entrants, we expect to face increasing competition over time, which we believe will generally increase awareness of the need for modernized primary care models and other innovative solutions in the United States and globally.

The principal competitive factors in our industry include:

•	patient engagement, satisfaction and utilization;
•	convenience, accessibility and availability;
•	brand awareness and reputation;
•	technology capabilities including interoperability with legacy enterprise and health network infrastructures;
•	ability to address the needs of employers and payers;
•	ability to attract and retain quality providers;
•	ability to reduce costs;
•	level of participation in insurance plans;
•	alignment with health networks;
•	domain expertise in health care, technology, sales and service;
•	scalability of models; and
•	operational execution abilities.

We believe that we compete favorably with our competitors on the basis of these factors and we believe the offerings of competitors inadequately address the needs of key stakeholders simultaneously or fail to do so at scale.

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

Enterprise Sales & Marketing

Our in-house enterprise sales force is organized by geography and customer size. To support our sales force, we segment market data to help with prospect qualification and leverage publicly available and trade organization material to focus on enterprise clients who we believe value health outcomes and medical cost reduction targets. The sales analytics team further supports our value to employers with population health data and medical cost assessment. Additionally, our client services team actively manages our customer accounts through in-depth reporting on a variety of metrics such as NPS, member activation, utilization, engagement, and value.

We also work with channel partners such as payroll and professional employer organizations to reach enterprise clients, including small and midsize businesses and early stage new businesses. Additionally, we partner with select regional and national benefits brokers and consultants to educate potential customers on our offerings.

After onboarding new enterprise accounts, we shift our focus to enrolling and engaging employees. These efforts include on-site visits to employers, enterprise email communications, and social media and other forms of performance marketing. In 2020, these efforts also increasingly included COVID-19 screening and testing, and flu vaccination campaigns.

Intellectual Property

We believe that our intellectual property rights are important to our business. We rely on a combination of trademarks, service marks, copyrights and trade secrets to protect our proprietary technology and other intellectual property. As of December 31, 2020, we exclusively own five registered trademarks in the United States, including One Medical, with five more registrations currently pending. In addition, we have registered domain names for websites that we use or may use in our business. As of December 31, 2020, we had no issued patents and no pending patent applications anywhere in the world, and therefore, we do not have patent protection for any of our proprietary technology, including our technology platform, mobile app or web portal.

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

Telehealth Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

Providers who provide professional medical services to a patient via telehealth must, in most instances, hold a valid license to practice medicine in the state in which the patient is located, unless there are applicable exceptions. Federal and state laws also limit the ability of providers to prescribe pharmaceuticals and controlled substances via telehealth. We have established systems for ensuring that our affiliated providers are appropriately licensed under applicable state law and that their provision of telehealth to our members occurs in each instance in compliance with applicable rules governing telehealth. Failure to comply with these laws and regulations could lead to adverse action against our providers, which could harm our business model and/or physician relationships and have a negative impact on our business.

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

State and Federal Health Information Privacy and Security Laws

We must comply with various federal and state laws related to the privacy and security of personally identifiable information, or PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of PHI. The One Medical PCs are regulated as covered entities under HIPAA. HIPAA’s requirements are also directly applicable to the contractors, agents, and other business associates of covered entities that create, receive, maintain, or transmit PHI in connection with their provision of services to covered entities. We are a business associate of the One Medical PCs, health network partners and other covered entities when performing certain administrative services on their behalf.

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

Violations of HIPAA can result in civil and criminal penalties, including civil financial penalties ranging from $119 to $59,522 per violation (as of 2020, and subject to periodic adjustments for inflation).

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

False Claims Act

The federal False Claims Act prohibits knowingly presenting, or causing to be presented, false claims to government programs, such as Medicare or Medicaid. Some states have adopted similar fraud and false claims laws. Government agencies engage in significant civil and criminal enforcement efforts against healthcare companies under the False Claims Act and other civil and criminal statutes. False Claims Act investigations can be initiated not only by the government, but by private parties through qui tam (or whistleblower) lawsuits. Penalties for False Claims Act violations include fines ranging from $11,665 to $23,331 per false claim or statement (as of 2020, and subject to annual adjustments for inflation), plus up to three times the amount of damages sustained by the federal government. Violations of the False Claims Act violations can also result in exclusion from participation in government healthcare programs.

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

Fee Structure

Under most of the strategic partnership arrangements, the health network partners contract with one or more of the One Medical PCs for professional clinical services and contract with 1Life for management, operational and administrative services, including billing and collection services and designing and managing the day-to-day administration of the business aspects of the primary care practices. Under these arrangements, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for the services provided, including those paid by members’ insurance plans. In return for these professional clinical, management, operational and administrative services, we receive fees from these health network partners on a PMPM basis, which may be based on various factors such as visit rates, other primary care relationships our health network partners may have, and the rates these health network partners receive from payers. In lieu of PMPM fees, certain of our clinically integrated health network partners extend their health insurance contracts to us. Under these arrangements, we bill for and receive fees directly for professional clinical services provided to members.

Term and Termination

The term of each strategic partnership arrangement is typically five or more years and automatically renews for additional two- to five-year terms unless either we or the health network partners decide not to renew. We or the health network partners generally may terminate a strategic partnership arrangement with 90 days’ notice upon certain events such as uncured breach, mutual consent, or a change in law that conflicts with the applicable arrangement. The strategic partnership arrangements generally may be terminated immediately upon certain events such as bankruptcy, exclusion and in some cases, business combinations involving us and a specified competing health network. Certain health network partners may also terminate upon their determination that we no longer meet their criteria for clinical partnership or the values or mission of the health network partner.

Exclusivity and Non-Solicitation

Under the terms of strategic partnership arrangements, we typically cannot enter into a similar arrangement with           direct competitors to the health network partner within the territory covered by the strategic partnership arrangement. Additionally, the terms of some of the strategic partnership arrangements include a mutual non-solicitation clause, prohibiting us and our health network partners from soliciting each other’s employees during the term of the arrangement and for one year following its expiration, subject to certain customary recruiting practices.

Clinic Commitments and Development Fees

Pursuant to each strategic partnership arrangement, we typically commit to open an initial number of clinics, ranging from low single digits to mid-teen double digits depending on the area covered, within the initial term. Our health network partners pay us certain development fees for the opening of each clinic.

Our Enterprise Client Agreements

We enter into contractual arrangements with our enterprise clients pursuant to which our clients purchase memberships from us for their employees and, in certain circumstances, we provide on-site and nearsite clinics and health services. The transaction price for memberships under most of these contracts is determined on a per employee per month basis, based on the number of employees eligible for membership established at the beginning of each contract period. Our contracts with enterprise clients typically have one- to three-year terms.

Google Services Agreement

In August 2017, we entered into an inbound services agreement, or the ISA, with Google Inc. and certain of the One Medical PCs. For 2019 and 2020, Google accounted for 10% of our net revenue. Under the ISA, we and Google enter into statements of work, or SOWs. As part of one or more of the SOW’s, Google sponsors memberships for their employees and dependents in certain markets in exchange for payment of annual fees. We also provide on-site clinics and health services for certain Google office locations under one or more SOWs. Under the ISA, Google is not obligated to enter into any SOWs with us, and we are not obligated to provide any services to Google except as agreed in the SOWs. Any party may terminate the ISA or any SOW following an uncured material breach, or suspend or terminate any SOW if applicable law prohibits performance under the SOW.

Human Capital Resources

Employee Well-Being and Culture

We recognize that to be successful in our mission to transform healthcare, we need to take care of our teams as much as we take care of the members we serve. We reinforce this through our culture and team-based approach to longitudinal care as well as our salaried provider model, which eliminates the volume-based, fee-for-service compensation model commonly seen in our industry that could drive provider burnout. We also offer flexible work arrangements and opportunities to practice in office or virtually. We believe this results in a better quality of life and work-life balance. Our commitment to a team-based, collaborative environment and the values and benefits we provide to employees contributed to our recognition as a Great Place to Work in 2019. We were also named by Forbes and Statista as one of America’s Best Midsize Employers of 2021.

We believe our culture embodies five distinct qualities which we refer to as our DNA:

Human-Centered. We stay humble and empathetic, putting people at the heart of everything we build and every decision we make.

Team-Based. We communicate effectively, respect our teammates, and make the difficult tradeoffs that foster the success of the organization.

Intellectually Curious. We know we don't know everything; we're always eager to learn, and we're never afraid to question the status quo.

Unbounded-Thinking. By staying open minded, creative, and positive, we aim to push beyond constraints that have stymied those before us.

Driven to Excel. In our quest to be the best Primary Care group in the country, we focus on getting things done and pay attention to the little details that matter.

Training and Development

We believe in ensuring that all team members have access to tools to help them grow their careers and have focused our training and development on two primary areas: professional/career and leader development. We have invested in an array of internally generated and externally sourced learning resources, including a range of in-person, virtual and self-directed learning opportunities for our team members to help them develop the skills and competencies to further their career at One Medical.

Diversity and Inclusion

We also recognize the importance of having a diverse and inclusive environment as part of our mission of transforming healthcare. We maintain a Diversity, Equity, Inclusion and Justice Committee to encourage best practices to foster diversity, equity, inclusion and social justice in the workplace. To help support career development for our Black and Latinx team members, we have implemented a mentorship programs and have also implemented training programs to help advance our culture of diversity, inclusion, equity and justice. Recently, we have also established a Health Equity Domain Working Group that evaluates policies and best practices on providing care in a manner that respects the diversity of our patients and the cultural factors that can affect their health.

As of December 31, 2020, across 1Life and the One Medical PCs, we had 1,957 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages due to labor disagreements.

Corporate and Available Information

We were incorporated under the laws of the state of Delaware in July 2002 under the name 1Life Healthcare, Inc. Our principal executive offices are located at One Embarcadero Center, Suite 1900, San Francisco, California 94111. Our telephone number is (415) 814-0927.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website, http://www.one medical.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Investors and others should note that we announce material financial and other information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also post supplemental materials on the “Events and Presentations” section of our investor relations website at investor.onemedical.com. Except as specifically noted herein, information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties which may prevent us from achieving our business and strategic objectives or may adversely impact our business, financial condition, results of operations, cash flows and prospects. These risks include but are not limited to the following:

Risks Related to Our Business and Our Industry

•	the impact of the ongoing COVID-19 pandemic;
•	our dependence on the success of our strategic relationships with third parties;
•

our ability to comply with applicable healthcare laws and government regulations and the impact of regulatory or governmental investigations on our reputation, business, financial condition and results of operations;

•	the impact of a decline in the prevalence of private health insurance coverage;
•	our ability to cost-effectively develop widespread brand awareness and to maintain our reputation and market acceptance for our healthcare services;
•	our history of losses and uncertainty about our future profitability;
•	our ability to maintain and expand member utilization of our services;
•

the impact of reductions in reimbursement rates paid by third-party payers or federal or state healthcare programs or other policies or initiatives implemented by third-party payers or government payers;

•	our ability to compete effectively in the markets in which we participate;
•	our ability to grow at the rates we historically have achieved;
•	our rapid growth and our ability to effectively manage our growth, including to implement and scale improvements to our internal systems, processes and controls;
•	our ability to attract and retain quality primary care providers to support our services;
•	our ability to achieve economies of scale in our enterprise client and health network partner relationships;
•	the impact of current or future litigation against us, including medical liability claims and class actions
•	the availability of additional debt or capital financings on acceptable terms or at all;
•	fluctuations in our quarterly results and our ability to meet the expectations of securities analysts and investors;
•	the loss of key members of our senior management team and our ability to attract and retain executive officers, employees, providers and medical support personnel;
•	our ability to successfully integrate any acquired businesses or to realize the anticipated benefits from such acquisitions; and

•	the impact of natural and man-made disasters and similar events on our business, financial condition and results of operations.

Risks Related to Government Regulation

•	the impact of healthcare reform legislation and changes in the healthcare industry and healthcare spending;
•	the impact of governmental or regulatory scrutiny of or challenge to our arrangements with health networks;
•	our dependence on our relationships with the One Medical PCs, which are affiliated professional entities that we do not own, to provide healthcare services;
•	our ability to comply with rules related to billing and related documentation for healthcare services; and
•	our ability to comply with regulations governing the use and disclosure of PII, including PHI.

Risks Related to Information Technology

•	our reliance on internet infrastructure, bandwidth providers, other third parties and our own systems to provide a proprietary services platform to our members and providers;
•	our reliance on third-party vendors to host and maintain our technology platform;
•	any breaches of our systems or those of our vendors or unauthorized access to employee, contractor, member, client or partner data;
•	our ability to maintain and enhance our proprietary technology platform; and
•	our ability to optimize our technology solutions for members, integrate our systems with health network partners or resolve technical issues in a timely manner.

Risks Related to Taxation

•	the risk of potentially adverse tax consequences on our operations and structure.

Risks Related to Our Intellectual Property

•	our ability to obtain, maintain, protect and enforce our intellectual property rights.

Risks Related Ownership of Our Common Stock

•	the impact of volatility in the trading price of our common stock;
•	our ability to maintain proper and effective internal control over financial reporting; and
•	the impact of substantial future sales of our common stock.

Risks Related to Our Outstanding Notes

•	the requirement for us to maintain a significant amount of cash to service our debt; and
•	our ability to raise the funds necessary for cash settlements of any conversions of the 2025 Notes or to repurchase the 2025 Notes for cash.

Risks Related to Our Business and Our Industry

The ongoing coronavirus (COVID-19) pandemic has significantly impacted, and may continue to significantly impact our business, financial condition, results of operations and growth.

The global COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted and may continue to significantly impact our business, our industry and the global economy.

During the six months ended June 30, 2020, COVID-19 negatively impacted our business as community self-isolation practices and shelter-in-place requirements, as well as the perceived need by individuals to continue such practices to avoid infection, among other factors, reduced our total billable visit volumes, negatively affecting our net revenue. Subsequently, governmental authorities in certain of our markets, including California, began re-opening and lifting or relaxing shelter-in-place and quarantine measures but reverted such restrictions in the face of increases in new COVID-19 cases. Continued or new shelter-in-place, quarantine, executive order or related measures or practices to combat the spread of COVID-19 could reduce our total billable volumes and harm our results of operations, business and financial condition.  In addition, in markets where our health network partners receive visit revenue in return for paying us a fixed price PMPM, a decrease in billable utilization also reduces the visit revenue received by those health network partners. These and other related factors such as supply, resource and capital constraints related to the treatment of COVID-19 patients, could harm the business, results of operations and financial condition of our health network partners and negatively impact our health network partners’ ability or willingness to pay us.  Given our dependence on our health network partners for a substantial portion of our net revenue, our own business, financial condition and results of operations may be negatively impacted as a result. In addition, sustained remote work policies, quarantines, shelter-in-place requirements and similar government orders have continued to result in temporary closures of certain offices and delays in openings of our new medical offices, and may result in delays in entry into new markets and expansion in existing markets, which may harm our business and growth.

While our total billable volumes and aggregate reimbursement have recently exceeded pre-COVID-19 levels, driven partially by routine and preventative care deferred previously due to COVID-19, by increased public awareness of the importance of flu vaccinations and by COVID-19 testing, we cannot be certain whether such volumes will be sustained. Average reimbursement for these billable services has also remained below pre-COVID-19 levels, driven partially by the higher proportional amount of lower-revenue generating services and products, including billable remote visits, COVID-19 testing, and COVID-19 vaccinations, which may not be reimbursable or have lower average reimbursements relative to traditional in-office visits. We cannot assure you that our total billable volumes will continue to exceed pre-COVID-19 levels, and that the average reimbursement for billable services will return to pre-COVID-19 levels. Further, while membership has increased during the COVID-19 pandemic, such increased membership levels may not be sustained, and our consumer membership and enterprise customer retention may fall following the pandemic.  Any of these factors and outcomes could harm our business, financial conditions, results of operations and growth.

In response to the COVID-19 pandemic, state and federal regulators have promulgated a variety of different emergency orders, laws, and regulations intended to permit health care providers to provide care to patients during the COVID-19 pandemic, including through the relaxation of licensure requirements and privacy restrictions for telehealth and various waivers intended to limit liability for providers treating patients during the COVID-19 pandemic. Federal, state and local authorities have also issued orders, laws and regulations related to the distribution of COVID-19 vaccines. We have undertaken many new programs to rapidly respond to the COVID-19 pandemic, including telehealth visits, testing and vaccine administration arrangements, in reliance on these orders, laws and regulations. We cannot assure you that such orders, laws and regulations will continue to apply or that regulators or other governmental entities will agree with our interpretations of these orders laws and regulations. In March 2021, we received (i) requests for information and documents from the United States House Select Subcommittee on the Coronavirus Crisis and (ii) a request for information from the California Attorney General and the Alameda County District Attorney’s Office relating to our provision of COVID-19 vaccinations, or, collectively, the Vaccine Inquiries. We have also received inquiries from state and local public health departments regarding our vaccine administration practices. We are cooperating with these requests and are unable to predict the outcome or timeline of these matters or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances. The Vaccine Inquiries, together with any additional inquiries, regulatory or governmental investigations or other disputes that result from our provision of COVID-19 vaccinations or any other arrangements entered into in reliance on these orders, laws and regulations, or the failure of various waivers for limitations of liability or other provisions under such orders, laws and regulations to apply to us could divert resources and harm our reputation, business, financial condition and results of operations.  In addition, the reversal of such orders, laws or regulations, or the resumption of pre-COVID-19 licensure and other requirements and restrictions, may also require us to divert resources or revamp certain of our new programs to ensure compliance, which could harm our business, financial condition and results of operations.

As part of our rapid response to the COVID-19 pandemic, we have implemented new services and products as described above based on continuously evolving regulatory standards. Some of these new services and products could result in inaccurate results and our medical offices and virtual care teams could also become overburdened with inquiries and requests, which may result in longer phone wait times or other service delivery delays leading to member or enterprise client dissatisfaction. In order to provide testing and vaccination services in certain markets and to comply with certain local requirements, we opened temporary testing facilities and partnered with local departments of public health and various other enterprises and organizations to set up testing and vaccination sites. To continue providing such services, we will be required to comply with federal, state and local rules, mandates and guidelines, which are subject to rapid change and may vary across jurisdictions. Failure to remain in compliance, or even the perception of non-compliance, may curtail or result in restrictions on our ability to provide any such services, result in time-consuming and potentially costly inquiries, further investigations or disputes, and damage to our reputation, any of which could harm our business, financial condition and results of operations.  Further, we may be required in the future to make further alterations to our operations to address the changing needs of our members during the pandemic, which could increase our costs and divert resources from managing our business and growth.

The pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. The COVID-19 pandemic may also continue to impact our operations, and net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition by disrupting or delaying delivery of materials and products in the supply chain for our offices, by causing staffing shortages, by increasing our risk for workers’ compensation claims, by increasing capital expenditures due to the need to buy incremental hardware, or by reducing the liquidity and value of our short-term marketable securities.

Our business model and future growth are substantially dependent on the success of our strategic relationships with third parties.

We will continue to substantially depend on our relationships with third parties, including health network partners, enterprise clients and distribution partners to grow our business. In particular, our growth depends on maintaining existing, and developing new, strategic affiliations with health network partners. We also rely on a number of partners such as benefits enrollment platforms, professional employment organizations, consultants and other distribution partners in order to sell our solutions and services and enroll members onto our platform.

Our agreements with our enterprise clients often provide for fees based on the number of members that are covered by such clients’ programs each month, known as capitation arrangements. Certain of our enterprise clients and partners also pay us a fixed fee per year regardless of the number of registered members. The number of individuals who register as members through our enterprise clients is often affected by factors outside of our control, such as plan endorsement by the employer, member outreach and retention initiatives. Enterprise clients may also prohibit us from engaging in direct outreach with employees as potential members, or we may be unsuccessful in spreading brand awareness among employees who perceive competitors as offering better solutions and services, which would decrease growth in membership and reduce our net revenue. Increasing rates of unemployment may also result in loss of members at our enterprise clients, and economic recessions or slowdowns can result in our enterprise clients terminating their employee sponsorship arrangements with us. In addition, during periods of economic slowdown, enterprise clients may face less competition for new hires or may not need to hire as many employees and as a result, they may not need to sponsor memberships with us as a means to attract new hires. Even if the markets in which our enterprise clients operate experience growth, it is possible that a such client’s program membership could fail to grow at similar rates, if at all. If the number of members covered by one or more of such clients’ programs were to be reduced, including due to benefits reductions or layoffs during and after the COVID-19 pandemic, it would lead to a reduction of membership fees, a decrease in our patient service revenue and partnership revenue, and may also result in the enterprise client electing not to renew our contract for another year. In addition, the growth forecasts of our clients are subject to significant uncertainty, including after the COVID-19 pandemic and any prolonged ensuing economic recession, and are based on assumptions and estimates that may prove to be inaccurate. Further, historical activation rates within a given enterprise client may not be indicative of future membership levels at that enterprise client or activation rates of similarly situated enterprise clients. High activation rates (i.e., the percentage of individuals eligible for membership who are enrolled as members) do not necessarily result in increased net patient service revenue and do not typically result in increased membership revenue.

Health network partnerships also comprise a significant portion of our revenue. Under these contracts, we closely collaborate with a health network on certain strategic initiatives such as the expansion of practice sites in a particular jurisdiction or service area, and clinical and digital integration between our primary care and their specialty care services. Our contracts with the health network partners are typically bespoke, with varying terms across health network partners. However, each contract generally provides for fees on a PMPM basis or a fee-for-service basis. Under contracts providing for PMPM fees, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. If we do not adequately satisfy the objectives of our partners or perform against contractual obligations, we may lose revenue under the applicable health network partner contract and the health network partner may become dissatisfied with the terms or our performance under the contract, which could result in its early termination or amendment, if permitted, and as a result, harm to our business and results of operations, including a reduction in net revenue. Even regardless of our performance under the contracts, we cannot guarantee that our health network partners will continue to be satisfied with the terms or circumstances under existing contracts, particularly given constraints and challenges posed by the COVID-19 pandemic. We have experienced contractual disputes and renegotiations with health network partners in the past and may experience additional disputes and renegotiations in the future. Our contracts with health network partners are often exclusive in the applicable jurisdiction; as a result, in new potential markets, should we pursue a health network partnership, we would need to successfully contract with a sufficiently competitively viable health network partner, as we may not be able to terminate any such contract for several years without penalty or be able to partner with other health network partners in the same market due to competitive pressures or lack of counterparties. If we are unable to successfully continue our strategic relationships with our health network partners on terms favorable to us or at all, or if we do not successfully contract with health network partners in new jurisdictions, our business and results of operations could be harmed.

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

We conduct business in a heavily regulated industry, and any failure to comply with applicable healthcare laws and government regulations, could result in financial penalties, exclusion from participation in government healthcare programs and adverse publicity, or could require us to make significant operational changes, any of which could harm our business.

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
•

federal and state laws pertaining to non-physician practitioners, such as nurse practitioners and physician assistants, including requirements for physician supervision of such practitioners and licensure and reimbursement-related requirements;

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws requires us to implement controls across our entire organization and it may prove costly and challenging to monitor and enforce compliance. In particular, given the prevalence of laws, rules and regulations restricting the corporate practice of medicine in certain of the states that we operate, we are prohibited from interfering with or inappropriately influencing providers’ professional judgment and are reliant on the providers and other healthcare professionals at the One Medical PCs to operate in compliance with applicable laws related to the practice of medicine and the provision of healthcare services. The risk of our being found in violation of healthcare laws and regulations is increased by the fact that many of them have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes complex and open to a variety of interpretations. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, recoupments of overpayments, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs.

To enforce compliance with the federal laws, the U.S. Department of Justice and the Office of Inspector General for the HHS regularly scrutinize healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. The One Medical PCs’ operation of medical practices is also subject to various state laws enforced by state regulators, including state attorneys general, boards of professional licensure and departments of health. A review of our business by judicial, law enforcement, regulatory or accreditation authorities could result in challenges or actions against us that could harm our business and operations. Responding to and managing government investigations can be time- and resource-consuming, divert management’s attention from the business and generate adverse publicity. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity. Moreover, if one of our health system partners or another third party fails to comply with applicable laws and becomes the target of a government investigation, government authorities could require our cooperation in the investigation, which could cause us to incur additional legal expenses and result in adverse publicity.

In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $11,665 to $23,331 per false claim or statement (as of 2020, and subject to annual adjustments for inflation), healthcare providers often resolve allegations without admissions of liability for significant amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

Further, our ability to provide our full range of services in each state is dependent upon a state’s treatment of telehealth and emerging technologies (such as digital health services), which are subject to changing political, regulatory and other influences. Many states have laws that limit or restrict the practice of telehealth, such as laws that require a provider to be licensed and/or physically located in the same state where the patient is located. Failure to comply with these laws could result in denials of reimbursement for our services (to the extent such services are billed), recoupments of prior payments, professional discipline for our providers or civil or criminal penalties.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future and may harm our business and operations. For example, we have had to adapt our business as a result of the CARES Act and other emergency orders, laws and regulations enacted in response to the COVID-19 pandemic. While some of these changes have allowed us to rapidly respond to the COVID-19 pandemic including via expanded telehealth visits and testing arrangements, they have also required us to adapt to new offerings, processes and procedures. We cannot assure you that such emergency orders, laws and regulations will continue to apply or that regulators or other governmental entities will agree with our interpretation of these arrangements under applicable law. The Vaccine Inquiries or any other regulatory or governmental investigations or other disputes as a result of these arrangements, or the failure of various waivers for limitations of liability or other provisions under such emergency orders, laws and regulations to apply to us could divert resources and harm our reputation, business, financial condition and results of operations.

If the prevalence of private health insurance coverage declines, including due to a decline in the prevalence of employer-sponsored health care, our revenue may be reduced.

Private third-party payers, including health maintenance organizations, or HMOs, preferred provider organizations and other managed care plans, as well as medical groups and independent practice associations that contract with HMOs, typically reimburse healthcare providers at a higher rate than Medicare or other government healthcare programs. These payers utilize plan structures to encourage or require the use of in-network providers. The One Medical PCs enter into contracts with certain of these payers either directly, or indirectly through our health network partners, which allow them to participate in the payers’ respective networks and set forth reimbursement rates for services rendered thereunder. As a result, our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects our revenue and operating results.

We currently derive a large portion of our revenue from members acquired under contracts with enterprise clients that purchase health care for their employees (either via insurance or self-funded benefit plans). A large part of the demand for our solutions and services among enterprise clients depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees. While the percentage of employers who are self-insured has been increasing over the past decade, this trend may not continue. Over time, employees may also increasingly decide to obtain their own insurance through state-sponsored insurance marketplaces rather than through their employers. While such employees may remain members, our reimbursement from providing services to these members would likely decrease. Employees who obtain their own insurance may also cancel their memberships, which may decrease the fees we receive under our contracts with health network partners as fewer members engage in their healthcare networks. If any of these trends accelerate, there is no guarantee that we would be able to compensate for the loss in revenue derived from enterprise clients and health network partners by increasing retail member acquisition. A decline in overall prevalence of private health insurance coverage, including due to the passage of healthcare reform proposals such as “Medicare for All,” could further harm our revenue, particularly if accompanied by a reduction in employer-sponsored health insurance. In addition, health network partners who rely on patient use of their networks, particularly specialty care, through our contracts with them, may become dissatisfied with the terms under the applicable contract and seek to amend or terminate, or elect not to renew, these contracts. In these cases, our business and results of operations would be harmed.

If we fail to cost-effectively develop widespread brand awareness and maintain our reputation, or if we fail to achieve and maintain market acceptance for our healthcare services, our business could suffer.

We believe that developing and maintaining widespread awareness of our brand and maintaining our reputation for providing access to high quality and efficient health care in a cost-effective manner is critical to attracting new members and enterprise clients and maintaining existing members. Our business and revenue are heavily reliant on growing and maintaining our membership base. We have historically derived a significant portion of net revenue from patient visits at the One Medical PCs. In addition, we have a growing number of strategic relationships with health systems and health plans, or collectively, health networks. Market acceptance of our solutions and services and member acquisition depends on educating people, as well as enterprise clients and health networks, as to the distinct features, ease-of-use, positive lifestyle impact, cost savings, quality, and other perceived benefits of our solutions and services as compared to alternative avenues for health care. In particular, market acceptance is highly dependent on our ability to sufficiently saturate a particular geographic area with medical offices to provide services to local members, which may be customized based on the needs and preferences of the local market and the healthcare preferences of the members in that market. Further, our marketing efforts depend significantly on word of mouth and informal member referrals among the employees of our enterprise clients to spread awareness of our solutions and services. If we are not successful in demonstrating to existing and potential members and enterprise clients the benefits of our solutions and services, are not able to sufficiently saturate a market with medical offices in convenient locations, or are not able to achieve the support of enterprise clients, health networks, healthcare providers and insurance carriers for our solutions and services, we could experience lower than expected sales of new memberships and a higher rate of existing membership termination, including termination of membership purchases by enterprise clients. Further, the loss or dissatisfaction of a significant contingent of our members, adverse media reports or negative feedback about our solutions and services may substantially harm our brand and reputation, inhibit widespread adoption of our solutions and services, reduce our revenue from enterprise clients and health networks, and impair our ability to attract new members and maintain existing members.

Our brand promotion activities may not generate awareness or increase revenue and, even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract or retain members, health networks and enterprise clients necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad adoption of our solutions and services. Even if we are successful in our brand promotion activities and deliver high quality and efficient service through the One Medical PCs, we cannot guarantee the quality and efficiency of healthcare service, particularly specialty healthcare, from our health network partners, over which we have no control. Many of our health network partners are large institutions with significant operations across a wide network of patients and may be unable to provide consistent levels of service to our members. Patients who experience poor quality healthcare provision from such partners may impute such dissatisfaction to our solutions and services, which could negatively impact member retention and acquisition, reduce our revenue and harm our business.

Our solutions and services may also be perceived by our members or enterprise clients to be more complicated or less effective than traditional approaches, and people may be unwilling to deviate from traditional or competing healthcare access options. Accordingly, healthcare providers may not recommend our solution or services until there is sufficient evidence to convince them to alter their current approach. Moreover, enterprise clients may be unwilling to market our solutions and services, or may prohibit us from marketing our solutions and services, to their employees. Any such resistance to adoption of our solutions and services, or impediment to our ability to market our solutions and services, may harm our business and results of operations.

We have a history of losses, which we expect to continue, and we may never achieve or sustain profitability.

We have incurred significant losses in each period since our inception. We incurred net losses of $53.7 million and $89.4 million for the years ended December 31, 2019 and 2020, respectively. As of December 31, 2020, we had an accumulated deficit of $369.8 million. Our net losses and accumulated deficit reflect the substantial investments we made to acquire new health network partners and members, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our customer, member and provider bases, broaden the scope of our partnerships and expand our applications of technology through which members can access our services. Accordingly, we anticipate that our cost of care and other operating expenses will continue to increase in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior net losses, combined with our expected future net losses, have had and will continue to have a negative impact on our total (deficit) equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our net revenue depends in part on the number of members enrolled or patient visits, and a decrease in member utilization of our services could harm our business, financial condition and results of operations.

Historically, we have relied on patient visits at the One Medical PCs for a substantial portion of our net revenue. For the years ended December 31, 2019 and 2020, net patient service revenue accounted for 53% and 39%

of our net revenue, respectively. As we develop additional digital health solutions through our mobile platform and continue providing and expanding availability of remote visits, we cannot guarantee that our members will consistently make in-office visits in addition to using our digital health solutions, particularly after the COVID-19 pandemic and as related shelter-in-place and quarantine measures and orders are relaxed or lifted. Further, it may be difficult for us to accurately forecast future patient in-office visits over time, which may vary across geographies and depend on patient demographics within a given market. In part due to the reduction of in-office visits observed due to COVID-19, we have introduced billable remote visits. We cannot predict with any certainty the number of remote billable services and their impact on our in-office visits. As remote billable services on average generate lower reimbursement than in-office visits, this may impact our operations and financial results. In addition, we will continue to rely on our reputation and recommendations from members and key enterprise clients to promote our solutions and services to potential new members. A substantial portion of our members hold subscriptions through their respective employers with which we have membership arrangements. The loss of any of our key enterprise clients, or a failure of some of them to renew or expand their arrangements with us, could have a significant impact on the growth rate of our revenue. If we are unable to attract and retain sufficient members in any given market, we may have reduced visits, which could harm our results of operations, reduce our revenue and harm our business.

In addition, under certain of our contracts with enterprise clients, we base our fees on the number of individuals to whom our clients provide benefits. Under certain of our health network partner agreements, we also collect fees from members who receive healthcare services within the health network partner’s network. Many factors, most of which we do not control, may lead to a decrease in the number of individuals covered by our enterprise clients, including, but not limited to, the following:

•	changes in the nature or operations of our enterprise clients or the failure of our enterprise clients to adopt or maintain effective business practices;
•	changes of control of our enterprise clients;
•	reduced demand in particular geographies;
•	shifts away from employer-sponsored health plans toward employee self-insurance;
•	shifting regulatory climate and new or changing government regulations; and
•	increased competition or other changes in the benefits marketplace.

If the number of members covered by our enterprise clients and health network partners decreases, our revenue will likely decrease.

If reimbursement rates paid by third-party payers are reduced or if third-party payers otherwise restrain our ability to obtain or provide services to members, our business could be harmed.

Private third-party payers pay for the services that we provide to many of our members. We estimate that as of December 31, 2020, over 95% of our members were commercially insured. If any commercial third-party payers reduce their reimbursement rates or elect not to cover some or all of our services, our business may be harmed.

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

A portion of our revenue comes from government healthcare programs, principally Medicare. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and federal and state funding restrictions, each of which could increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to the One Medical PCs. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare programs. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely impact our business and results of operations.

We operate in a competitive industry, and if we are not able to compete effectively our business would be harmed.

The market for healthcare solutions and services is highly fragmented and intensely competitive, with direct and indirect competitors offering varying levels of impact to key stakeholders such as consumers, employers, providers, and health networks. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently while delivering superior outcomes at scale compared with competitors. We compete across various segments within the healthcare market, including with respect to traditional healthcare providers and medical practices, technology platforms, care management and coordination, digital health, telehealth and telemedicine and health information exchange.

Our future growth and the success of our business are highly dependent on gaining new members and retaining existing members in both existing and target markets. We currently face competition from a range of companies and providers, including traditional healthcare providers and medical practices that offer similar services, often at lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. We face competition from primary care providers who are employed by or affiliated with health networks, including our health network partners, unaffiliated freestanding outpatient centers and specialty hospitals (some of which are physician-owned) for market share in specialty services and for quality providers and personnel. Our indirect competitors include episodic consumer-driven point solutions such as telemedicine as well as urgent care providers, which may typically pay providers on a fee-for-service basis rather than the salary-based model we employ. In addition, large, well-financed health plans have in some cases developed their own health care or expert medical service tools and may provide these solutions to their customers at discounted prices. In recent years, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic imaging centers has increased significantly in the geographic areas in which we serve and may provide services similar to those we offer. In some cases, these competitors are more established, may offer a broader array of services or newer or more desirable facilities to patients and providers, and may have larger or more specialized medical staff to admit and refer patients, among other things. Some of the clinics and medical offices that compete with the One Medical PCs are also owned by government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. We expect to continue to encounter competition from system-affiliated hospitals, healthcare companies, and health insurers as well as private equity companies seeking to acquire providers in specific geographical markets.

Because healthcare consumers are now able to access hospital performance data on quality measures and patient satisfaction, as well as standard charges for services, to compare competing providers, if any of the One Medical PCs achieve poor results (or results that are lower than our competitors’) on quality measures or patient satisfaction surveys, or if our standard charges are or are perceived to be higher than our competitors, we may attract fewer members. Additional quality measures and trends toward clinical or billing transparency, including recent price transparency proposals that would require third-party payers and hospitals to make their pricing information publicly available, may also have a negative impact on our competitive position and patient volumes, as patients may prefer to use lower cost healthcare providers if they deliver services that are perceived to be similar in quality to ours. Moreover, our enterprise clients or health network partners may elect to terminate their arrangements with us and enter into arrangements with our competitors, particularly in primary care. For example, our health network partners may wish to enter into competitor arrangements that are more favorable from a fee or price perspective or that provide greater exposure to, or volume of, patients. In addition, in any geographic area, we may enter into an exclusive contractual arrangement with a single health network partner, which could allow competitors to contract with other health network partners in the same area and gain market share for potential patients. Competitors may also be better positioned to contract with leading health network partners in our target markets, including existing markets after our current contracts expire. If our competitors are better able to attract patients, contract with health network partners, recruit providers, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in member volumes and net revenue. Competition from specialized providers, health plans, medical practices, digital health companies and other parties will result in continued member acquisition and patient visit and utilization volume pressure, which could negatively impact our revenue and market share.

Some of our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. In addition, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In light of the COVID-19 pandemic, existing or new competitors have developed or further invested in telemedicine and remote medicine programs and ventures, which would compete with our virtual care offerings. Also, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger member or patient base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare market, which would limit our member and patient growth. In light of these factors, even if our solution is more effective than those of our competitors, current or potential members, health network partners and enterprise clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete in the healthcare market, our business would be harmed.

Competition in our market also involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer requirements. If we are unable to keep pace with the evolving needs of our clients, members and partners and continue to develop, enhance and market new applications and services in a timely and efficient manner, demand for our solutions and services may be reduced and our business and results of operations would be harmed. We cannot guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, we cannot assure you that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may imply future growth, which could have a negative impact on our business, financial condition and results of operations.

We have experienced significant growth in our recent history. Future revenue may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow consumer and enterprise members in existing markets, expand into new markets, expand our services offering and grow our health network partnerships. We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we are expanding our strategic relationships with health network partners to build integrated delivery networks for broad access to their networks of specialists and hospitals. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. We may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. We can provide no assurances that even if our key metrics indicate future growth, we will continue to grow our revenue or to generate net income.  Moreover, our continued implementation of these programs may disrupt our operations and performance. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans negatively impact our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be harmed.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase proportionally or at all, and we may be unable to implement our business strategy.

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 1,340 employees as of December 31, 2018 to 1,957 employees as of December 31, 2020. We have also increased our customer and membership bases significantly over the past two years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. In particular, in order for our providers to provide quality healthcare services and longitudinal care to patients and avoid burn-out, we need to provide them with adequate IT and technology support, which requires sufficient staffing for these areas. In addition, as we expand in existing markets and move into new markets, we will need to attract and retain an increasing number of quality healthcare professionals and providers. Failure to retain a sufficient number of providers may result in overworking of existing personnel leading to burn-out or poor quality of healthcare services. In addition, our strategy is to provide longitudinal care to members and patients, which requires substantial time and attention from our providers. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

A key aspect to managing our growth is our ability to scale our capabilities to implement our solutions and services satisfactorily with respect to both large and demanding enterprise clients and health network partners as well as individual consumers. Large clients and partners often require specific features or functions unique to their membership base, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully provide our services to our clients and partners in a timely manner. We may also need to make further investments in our technology to decrease our costs. If we are unable to address the needs of our clients, partners or members, or our clients, partners or members are unsatisfied with the quality of our solutions or services, they may not renew their contracts or memberships, seek to cancel or terminate their relationship with us or may renew on less favorable terms, any of which could harm our business and results of operations.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, internal systems, processes or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. In order to manage the increasing complexities of our business, we will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. We may not be able to successfully implement and scale improvements to our systems, processes and controls or in connection with third party software in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated as the number of transactions continues to grow. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud, including any fraudulent activities conducted or facilitated by our employees or the providers or staff at the One Medical PCs. Any of these events could result in our expenses increasing more than expected, lack of growth or slower than expected growth in our revenue, and inability to implement our business strategies. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain members, clients and partners.

Investment of significant capital expenditures to support our growth may also divert financial resources from other projects such as the development of new applications and services. In particular, as we enter new markets or seek to expand our presence in existing markets, we will need to make upfront capital expenditures, including to lease and furnish medical office space, acquire medical equipment, staff providers at such medical offices and incur related expenses. As we do not recognize patient revenue until those offices open and begin receiving patients, our margins may be reduced during the periods in which such capital expenditures were incurred. Expansion in new or existing markets can be lengthy and cost-intensive, and we may encounter difficulties or unanticipated issues during the process of opening such new medical offices. We cannot assure you that we will be able to open our planned new medical offices, in existing or new markets, within our operating budgets and planned timelines, or at all. Cost overruns in the process of opening new offices can result in higher than expected cost of care, exclusive of depreciation and amortization, and operating expenses as compared to revenue in the applicable quarter. In addition, we cannot assure you that new medical offices will operate efficiently or be strategically placed to attract the optimal number of patients. If an office is underperforming for any reason, we could incur additional costs to relocate or shut down that office.

It is essential to our ongoing business that we attract and retain an appropriate number of quality primary care providers to support our services and that we maintain good relations with those providers.

The success of our business depends in significant part on the number, quality, specialties and admitting and scheduling practices of the licensed providers who have been admitted to the medical staffs of the One Medical PCs, as well as providers who affiliate with us and use the One Medical PCs as an extension of their practices. Medical staff of the One Medical PCs are free to terminate their association at any time. In addition, although providers who own interests in the One Medical PCs are generally subject to agreements restricting them from owning an interest in competitive facilities or transferring their ownership interests in the One Medical PCs without our consent, we may not learn of, or may be unsuccessful in preventing, our provider partners from acquiring interests in competitive facilities or making transfers without our consent. Moreover, in certain states in which we operate, such as California, non-competition and other restrictive covenants may be limited in their enforceability, particularly against physicians and providers.

If we are unable to recruit and retain board-certified providers and other healthcare professionals, our business and results of operations could be harmed and our ability to grow could be impaired. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our members or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, provider groups and healthcare providers.

We expect to encounter increased competition from health insurers and private equity companies seeking to acquire providers in the markets where we operate practices and, where permitted by law, employ providers. In some of our markets, provider recruitment and retention are affected by a shortage of providers and the difficulties that providers can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Providers may also leave the One Medical PCs or perceive them as providing a poor quality of life if the One Medical PCs do not adequately manage causes of provider burnout and workload, some of which we have little to no control over under the ASAs. Our business is dependent on providing longitudinal and long-term care for members and requires providers to consistently follow members over time, track overall long-term health and be available 24/7 for virtual care questions and services. If we are unable to efficiently manage provider workload and capacity to provide longitudinal and long-term care, our providers may depart and our patients may experience lower quality of care, which would harm our business. Furthermore, our ability to recruit and employ providers is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited providers are limited by the Stark law, the Anti-kickback Statute, state anti-kickback statutes and related regulations. If we are unable to attract and retain sufficient numbers of quality providers by providing adequate support personnel, technologically advanced equipment and facilities that meet the needs of those providers and their patients, memberships and patient visits may decrease, our enterprise clients may alter or terminate their membership contracts with us and our operating performance may decline.

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

Our large enterprise clients often initially restrict direct access by us to their employees to curb information overflow. As a result, we may not be able to directly market our solutions and services to, and educate, employees at our enterprise clients until much later after execution of an agreement with such clients. This can result in limited membership acquisition at any such enterprise client for a significant period of time following contract execution, and we cannot assure you that we will be able to gain sufficient membership acquisition to justify our upfront investments. Further, even after contract execution with a particular enterprise client, we generally compete with other health service providers who market to the same employees at such enterprise client, and our marketing and employee education efforts may not be successful in winning members from other competing services, many of which are traditional healthcare models that employees are more familiar with. We also incur significant marketing costs to grow awareness of our solution and services in both existing markets and new geographic markets for potential new members. Our marketing efforts for member acquisition are dependent in part on word of mouth, which may take substantial time to spread. In addition, for both new and existing geographic markets, we will need to continuously open medical offices in targeted locations to build awareness, which is both time-intensive and requires substantial upfront fixed costs. If our substantial upfront marketing and implementation investments do not result in sufficient sales to justify our investments, it could harm our business and results of operations.

We could experience losses or liability, including medical liability claims, causing us to incur significant expenses and requiring us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against the One Medical PCs, their providers, and 1Life and we have in the past been subject to such claims in the ordinary course of business. Although 1Life, the One Medical PCs and individual providers carry insurance at the entity level and at the provider level covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of the One Medical PCs’ insurance coverage. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services and as the professional liability insurance market becomes more challenging due to COVID-19. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could harm our business. In addition, any claims may significantly harm our business or reputation.

Moreover, we do not control the providers and other healthcare professionals at the One Medical PCs with respect to the practice of medicine and the provision of healthcare services. While we seek to attract high quality professionals, the risk of liability, including through unexpected medical outcomes, is inherent in the healthcare industry, and negative outcomes may result for any of our members. We attempt to limit our liability to members, clients and partners by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by such contractual limits.

We also maintain general liability coverage for certain risks, claims and litigation proceedings. However, this coverage may not continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions. In addition, the insurer might disclaim coverage as to any future claim. Any liability claim brought against us, or any ensuing litigation, regardless of merit, could result in a substantial cost to us, divert management’s attention from operations and could also result in an increase of our insurance premiums and damage to our reputation. A successful claim not fully covered by our insurance could have a negative impact on our liquidity, financial condition, and results of operations.

Current or future litigation against us could be costly and time-consuming to defend.

We are subject, and in the future may become subject from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our members, clients or partners in connection with commercial disputes, consumer class action claims, employment claims made by our current or former employees or other litigation matters. In particular, as we grow our base of consumer members, we may be subject to an increasing number of consumer claims, disputes and class action complaints, including an ongoing claim alleging misrepresentations with respect to our membership fees. While our membership terms generally require individual arbitration, we cannot assure you that such terms will be enforced, which may result in costly class action litigation. Litigation may result in substantial costs, settlement and judgments and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our common stock.

Our labor costs could be negatively impacted by competition for staffing, the shortage of experienced nurses and labor union activity.

The operations of the One Medical PCs are dependent on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists, and lab technicians, as well as our providers. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of nurses in certain disciplines and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient volumes, which would have a corresponding negative impact on our net revenue. In addition, while none of our employees are represented by a labor union as of December 31, 2020, our employees may seek to be represented by a labor union in the future. If some or all of our employees were to become unionized, it could increase labor costs. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could harm our business.

In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, enhance our operating infrastructure and existing solutions and services and potentially acquire complementary businesses and technologies. For the years ended December 31, 2019 and 2020, our net cash used in operating activities was $31.7 million and $3.6 million, respectively. As of December 31, 2020, we had $113.0 million of cash and cash equivalents and $570.0 million of short-term marketable securities, which are held for working capital purposes. As of December 31, 2020, we had $316.3 million aggregate principal amount of debt outstanding under our convertible senior notes issued in May 2020, or the 2025 Notes.

As of December 31, 2020, we have also deferred payroll taxes in the amount of $7.0 million and received $2.6 million in grants as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, through the Provider Relief Fund, or PRF, of the U.S. Department of Health and Human Services, or HHS, to help offset the impact of increased healthcare related expenses and lost revenues attributable to the COVID-19 pandemic. We are not required to repay this grant, provided we attest to and comply with certain terms and conditions, including the use of PRF funds for only permitted purposes and only after funds from other sources obligated to reimburse recipients have been applied. If we are unable to attest to or comply with current or future terms and conditions, our ability to retain some or all of the PRF funds received may be impacted.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, membership renewal activity and growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services, expansion of services to new geographic locations, addition of new health network partners and the continuing market acceptance of our healthcare services. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Moreover, while we are not restricted from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions under the terms of the indenture governing the 2025 Notes, such actions could have the effect of diminishing our ability to make payments on the notes when due.

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

Historically, our revenue has been concentrated among a small number of customers. In 2019 and 2020, our top three customers accounted for 36% and 35% of our net revenue, respectively. These customers included Google Inc., which accounted for 10% of our net revenue for 2020, a commercial payer, and a health network partner. As a result, the loss of one or more of these customers could reduce our revenue, harm our results of operations and limit our growth.

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

If we lose key members of our senior management team or are unable to attract and retain executive officers and employees we need to support our operations and growth, our business and growth may be harmed.

Our success depends largely upon the continued services of our key executive officers, particularly our Chair, Chief Executive Officer and President and 1Life’s Chief Medical Officer. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also do not maintain any key person life insurance policies. Further, we rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. We are particularly dependent on 1Life’s Chief Medical Officer, who is the sole director and officer of a majority of the One Medical PCs and is responsible for overseeing the operation of several of the One Medical PCs, among other roles. While we have succession plans in place and have employment or service arrangements with a limited number of key executives, these measures do not guarantee that the services of these or suitable successor executives will continue to be available to us.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for qualified professionals and we may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have. As a result, our success is dependent on our ability to evolve our culture, align our talent with our business needs, engage our employees and inspire our employees to be open to change, to innovate and to maintain member- and customer-focus when delivering our services.

In addition, job candidates often consider the value of the stock options or other equity-based awards they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, negatively impact our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity-based compensation may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Our business would be harmed if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs and the current rapidly changing environment.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. healthcare market is subject to significant variables, including a changing regulatory environment and population demographic, which can be difficult to measure, estimate or quantify. Our business depends on member acquisition and retention, which further drives revenue from our contracts with health network partners. Estimates and forecasts of these factors in any given market is difficult and affected by multiple variables such as population growth, concentration of enterprise clients and population density, among other things. Further, we cannot assure you that we will be able to sufficiently penetrate certain market segments included in our estimates and forecasts, including due to limited deployable capital, ineffective marketing efforts or the inability to develop sufficient presence in a given market to gain members or contract with employers and health network partners in that market. Once we acquire a member, apart from fixed annual membership fees and payments from health care partners, we primarily derive revenue from patient in-office visits, which may be difficult to forecast over time, particularly as our billable service mix continues to expand, including due to the COVID-19 pandemic. Finally, our contractual arrangements with health network partners typically have highly tailored capitation and other fee structures which vary across health network partners and are dependent on the number of members that receive healthcare services in a health network partner’s network. As a result, we may not be able to accurately forecast revenue from our health network partners. For these reasons, the estimates and forecasts in this Annual Report relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition and results of operations.

Our offices and facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, extreme weather conditions, power outages, fires, floods, protests and civil unrest, nuclear disasters and acts of terrorism or other criminal activities, which may result in temporary office closures and render it difficult or impossible for us to operate our business for some period of time. In particular, certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain an insurance policy covering damage to property we rent, such insurance may not be available or sufficient to compensate for the different types of associated losses that may occur, including business interruption losses. Any such losses or damages could harm our business, financial condition and results of operations. In addition, our health network partners’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or other negative effects on our business and operations.

Our financial results may be adversely impacted by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP and specifies that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services; this new accounting standard also impacts the recognition of sales commissions.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, determination of useful lives for property and equipment, allowance for doubtful accounts, valuation of common stock, stock option valuations, contingent liabilities and income taxes. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

Risks Related to Government Regulation

The impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may harm our business.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act, or ACA, made major changes in how health care is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured populations in the United States. ACA, among other things, increased the number of individuals with Medicaid and private insurance coverage.

ACA has been subject to legislative and regulatory changes and court challenges and there is uncertainty regarding whether, when, and how ACA may be changed, the ultimate outcome of court challenges and how the law will be interpreted and implemented. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us, while leaving in place provisions reducing our reimbursement or otherwise negatively impacting our business.

In addition, current and prior healthcare reform proposals have included the concept of creating a single payer such as “Medicare for All” or a public option for health insurance. If enacted, these proposals could have an extensive impact on the healthcare industry, including us and may impact our business, financial condition, results of operations, cash flows and the trading price of our security. We are unable to predict whether such reforms may be enacted or their impact on our operations.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the number of individuals who qualify for health care coverage and amounts that federal and state governments and other third-party payers will pay for healthcare services, which could harm our business, financial condition and results of operations.

Our arrangements with health networks may be subject to governmental or regulatory scrutiny or challenge.

Some of our relationships with health networks involve risk arrangements, such as capitated payments designed to achieve alignment of financial incentives and to encourage close collaboration on clinical care for patients. Although we believe that our health network contracts involving capitated payments comply with the federal Anti-Kickback Statute and the Stark Law, we cannot assure you that regulators or other governmental entities will agree with our interpretation of these arrangements under applicable law. Our health network partnerships may be subject to scrutiny or investigation from time to time by regulators or other governmental entities, which may be lengthy, costly, and divert resources and our management’s attention from managing our business and growth. If our health network partnerships are challenged and found to violate the Anti-Kickback Statute or the Stark Law, we could incur substantial financial penalties, reimbursement denials, repayments or recoupments, or exclusion from participation in government healthcare programs, any of which could harm our business.

Evolving government regulations may increase costs or negatively impact our results of operations.

Our operations may be subject to direct and indirect adoption, expansion, revision or reinterpretation of various laws and regulations. In the event any such changes in law or interpretation impacts our services or contractual arrangements, we may be required to modify such services, or revise our arrangements, in a manner that undermines the attractiveness of services or may not preserve the same economics, or may be required to discontinue such arrangements. In each case, our revenue may decline and our business may be harmed. Compliance with changes in interpretation of and laws and regulations may require us to change our practices at an undeterminable and possibly significant initial and recurring monetary expense. These additional monetary expenditures may increase future overhead, which could harm our results of operations.

We have identified what we believe are areas of government regulation that, if changed, could be costly to us. These include: fraud, waste and abuse laws; rules governing the practice of medicine by providers; licensure standards for primary care providers and behavioral health professionals; laws limiting the corporate practice of medicine and professional fee splitting; tax laws and regulations applicable to our annual membership fees; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees (including recent developments in California that have expanded the scope of workers that are treated as employees instead of independent contractors); and tax and other laws encouraging employer-sponsored health insurance and group benefits. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

We are dependent on our relationships with the One Medical PCs, which are affiliated professional entities that we do not own, to provide healthcare services, and our business would be harmed if those relationships were disrupted or if our arrangements with the One Medical PCs become subject to legal challenges.

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in certain of the states in which we operate. These laws generally prohibit the practice of medicine by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing providers’ professional judgment. As a result, the One Medical PCs that deliver health care services to our members are wholly owned by providers licensed in their respective states, including Andrew Diamond, M.D., Ph.D., 1Life’s Chief Medical Officer who oversees the operation of several of the One Medical PCs as the sole director and officer of a majority of the One Medical PCs. Under the administrative services agreements, or ASAs, between 1Life and each One Medical PC, we provide various administrative and operations support services in exchange for scheduled fees at the fair market value of our services provided to each One Medical PC. As a result, our ability to receive cash fees from the One Medical PCs is limited to the fair market value of the services provided under the ASAs. To the extent our ability to receive cash fees from the One Medical PCs is limited, our ability to use that cash for growth, debt service or other uses at the One Medical PC may be impaired and, as a result, our results of operations and financial condition may be adversely affected.

Our ability to perform medical and digital health services in a particular U.S. state is directly dependent upon the applicable laws governing the practice of medicine, healthcare delivery and fee splitting in such locations, which are subject to changing political, regulatory and other influences. The extent to which a U.S. state considers particular actions or contractual relationships to constitute the practice of medicine is subject to change and to evolving interpretations by medical boards and state attorneys general, among others, each of which has broad discretion. There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with the One Medical PCs, which govern the provision of medical and digital health services and the payment of administrative and operations support fees, violate laws prohibiting the corporate practice of medicine and fee splitting. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including the provision of digital health services, and fee splitting in one or more jurisdictions may change in a manner adverse to our business. While the ASAs prohibit us from controlling, influencing or otherwise interfering with the practice of medicine at each One Medical PC, and provide that physicians retain exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services, we cannot assure you that our contractual arrangements and activities with the One Medical PCs will be free from scrutiny from U.S. state authorities, and we cannot guarantee that subsequent interpretation of the corporate practice of medicine and fee splitting laws will not circumscribe our business operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage providers from participating in our network of physicians. If a successful legal challenge or an adverse change in relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in affected jurisdictions would be disrupted, which could harm our business.

Any material changes in our relationship with or among the One Medical PCs, whether resulting from a dispute among the entities, a challenge from a governmental regulator, a change in government regulation, or the loss of these relationships or contracts with the One Medical PCs, could impair our ability to provide services to our members and could harm our business. For example, our arrangements in place to help ensure an orderly succession of the owner or owners of the One Medical PCs upon the occurrence of certain events may be challenged, which may impact our relationship with the One Medical PCs and harm our business and results of operations. The ASAs and these succession arrangements could also subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation or litigation with regard to our arrangement with the One Medical PCs, and any resulting penalties, including monetary fines and restrictions on or mandated changes to our current business and operating arrangements, could harm our business.

Noncompliance with billing and documentation requirements could result in non-payment or subject us to billing or other compliance investigations by government authorities, private insurers or health network partners.

Payers typically have differing and complex billing and documentation requirements. If we fail to comply with these payer-specific requirements, we may not be paid for our services or payment may be substantially delayed or reduced. Moreover, federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, monetary penalties, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payers for healthcare services. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers, with enforcement actions covering a variety of topics, including referral and billing practices. Further, the federal False

Claims Act and a growing number of state laws allow private parties to bring qui tam or “whistleblower” lawsuits against companies for false billing violations. Some of our activities could become the subject of governmental investigations or inquiries.

From time to time in the ordinary course of business, governmental agencies and private insurers also conduct audits of healthcare providers like us. Such audits could result in the incurrence of additional costs and diversion of management’s time and attention. In addition, such audits could trigger repayment demands based on findings that our services were not medically necessary, were billed at an improper level or otherwise violated applicable billing requirements. Our health network partners also conduct audits under their agreements with us, which audits can also result in disgorgement of fees paid to us under such agreements based on findings that our services were not performed in accordance with the applicable agreement or that we were otherwise not in compliance with any terms of the applicable agreement. Our failure to comply with rules related to billing or adverse findings from audits by our health network partners could result in, among other penalties, non-payment for services rendered or recoupments or refunds of amounts previously paid for such services. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, likely would negatively impact our business, financial condition, results of operations, cash flows and the trading price of our securities.

Our use and disclosure of PII, including PHI, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure such information we hold could result in significant liability or reputational harm and, in turn, substantial harm to our health network partner and enterprise client base, membership base and revenue.

We receive, collect, store, process and use personal information as part of our business. Numerous state and federal laws and regulations inside the United States govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of PII including PHI. These laws and regulations include HIPAA, as amended by the HITECH Act, and its implementing regulations, as well as state privacy and data protection laws. HIPAA establishes a set of baseline national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, which includes the One Medical PCs, and the business associates with whom such covered entities contract for services that involve the use or disclosure of PHI, which includes 1Life. States may enforce more stringent privacy and data protection laws exceeding the requirements of HIPAA.

Compliance with data protection laws and regulations in the United States could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the various regulatory frameworks for privacy and data protection are, and are likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules and subject our business practices to uncertainty.

Penalties for violations of these laws vary. For example, penalties for violations of HIPAA and its implementing regulations are assessed at varying rates per violation, subject to a statutory cap for violations of the same standard in a single calendar year. Such penalties may be subject to periodic adjustments. However, a single breach incident can result in violations of multiple standards, which could result in significant fines. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases, which may be significant. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects.

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

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals or where there is a good faith belief that the person who received the impermissible disclosure would not have been able to retain the information. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. Any such notifications, including notifications to the public, could harm our business, financial condition, results of operations and prospects

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personal information, including health information. For example, various states, such as California and Massachusetts, have implemented privacy laws and regulations that in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our health network partners and enterprise clients and potentially exposing us to additional expense, adverse publicity and liability. The cost of compliance could be significant and require investments to enhance our technology and security infrastructure.

If our security measures, some of which are managed by third parties, are breached or fail, and unauthorized access to personal information or PHI occurs, our reputation could be severely damaged, harming member, client and partner confidence and may result in members curtailing their use of our services. In addition, we could face litigation, significant damages for contract breach, significant penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and the public and measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, remediation offered to employees, contractors, health network partners, enterprise clients or members in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants.

We outsource important aspects of the storage and transmission of personal information and PHI, and thus rely on third parties to manage functions that have material cybersecurity risks. We require our vendors who handle personal information and PHI to sign information protection addenda and business associate agreements to contractually commit to safeguarding personal information and PHI, to the same extent that applies to us and require such vendors to undergo security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of employees’, contractors’, patients’ and members’ personal information and PHI. Any violation of applicable laws, regulations or policies by these parties, including violations that cause us to incur significant liability and put sensitive data at risk, could in turn harm our business.

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

As public and regulatory focus on privacy issues continues to increase, we expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security. For example, California’s Consumer Privacy Act of 2018, or the CCPA, which affords consumers expanded privacy protections went into effect on January 1, 2020, which compliance obligations will be expanded by the California Privacy Right Act, or the CPRA, approved by California voters in November 2020 and expected to go into effect on January 1, 2023. The potential effects of the CCPA and CPRA are far-reaching and will require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Further, obligations under new laws and regulations may not be clear, creating uncertainty and risk despite our efforts to comply. If we do not comply with existing or new laws, regulations and industry standards related to privacy, data protection and information security, we could be subject to regulatory enforcement, litigation, contract breach claims as well as reputational harm.

Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of our members’ data content, or regarding the manner in which the express or implied consent for the collection, use, retention or disclosure of such data is obtained, could increase our costs to comply and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process member data, optimize our operations or develop new services and features. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Individuals may claim our call and text messaging services are not compliant with applicable law, including the Telephone Consumer Protection Act.

We call and send short message service, or SMS, text messages to members and potential members who are eligible to use our service. While we obtain consent from these individuals to call and send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our call and SMS texting practices are not adequate to comply with, or violate applicable law, including the Telephone Consumer Protection Act, or TCPA. These call and SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct call and SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. While we strive to adhere to strict policies and procedures, the Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our call or SMS text messaging violate the TCPA could subject us to civil penalties, could require us to change some portions of our business and could otherwise harm our business. Even an unsuccessful challenge by members, consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.

Risks Related to Information Technology

We rely on internet infrastructure, bandwidth providers, other third parties and our own systems to provide a proprietary services platform to our members and providers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to liability and hurt our reputation and relationships with members and clients.

Our ability to maintain our proprietary services platform, including our digital health services, is dependent on the development and maintenance of the infrastructure of the internet and other telecommunications services by third parties, including bandwidth and telecommunications equipment providers. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telephone and facsimile services. We exercise limited control over these third party providers.

Our platform is designed to operate without perceptible interruption in accordance with our service level commitments. We have, however, experienced limited interruptions in these systems in the past, including server failures that temporarily slowed down or diminished the performance of our platform, and we may experience similar or more significant interruptions in the future. We do not currently maintain redundant systems or facilities for some of these services. Interruptions to third party systems or services, whether due to system failures, cyber incidents (the risk of which has been higher due to the significant increase in remote work across the technology industry as a result of the COVID-19 pandemic and related shelter-in-place orders), physical or electronic break-ins or other events, could affect the security or availability of our platform or services and prevent or inhibit the ability of our members or providers to access our platform or services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or harm our relationship with our members and our business.

Additionally, any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third-party providers’ systems or our own systems to handle current or higher volumes of use could significantly harm our business. The reliability and performance of our third-party providers’ systems and services may be harmed by increased usage or by denial-of-service attacks or related cyber incidents, which has increased due to more opportunities created by remote work necessitated by the COVID-19 pandemic and related shelter-in-place orders. Any errors, failures, interruptions or delays experienced in connection with these third-party services or our own systems could hurt our ability to deliver our services platform and damage our relationships with health network partners, enterprise clients and members and expose us to third-party liabilities, which could in turn harm our competitive position, business, financial condition, results of operations and prospects.

We rely on third-party vendors to host and maintain our technology platform.

We rely on third-party vendors to host and maintain our technology platform. Our ability to operate our business is dependent on maintaining our relationships with third-party vendors and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could significantly disrupt our operations or hinder our ability to execute our growth strategies. Because we rely on certain vendors to store and process our data, it is possible that, despite precautions taken at our vendors’ facilities, the occurrence of a natural disaster, cyber incident, decision to close the facilities without adequate notice or other unanticipated problems could result in our non-compliance with privacy laws and regulations, loss of proprietary information, personal information, and other confidential information, and disruption to our technology platform. These service interruptions could also cause our platform to be unavailable to our health network partners, enterprise clients and members, and impair our ability to deliver services and negatively impact our relationships with new and existing health network partners, enterprise clients and members.

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

Our services and operations involve the storage and transmission of confidential and sensitive data, including the personal information (including health information) of employees, contractors, clients, partners, members and others. Because of the sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Some cybersecurity or other breach incidents may remain undetected for an extended period of time.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased number, sophistication and activities of perpetrators of cyber-attacks. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we or our third-party vendors may be unable to anticipate these techniques or to implement adequate preventive measures. The risk of cyber-attacks is heightened during the COVID-19 pandemic as we and our vendors move to remote work which poses more vulnerabilities susceptible to exploitation. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized access to sensitive confidential information and personal information (including health information), a loss of or damage to our data, an inability to access data sources, or process data or provide our services. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely impact customer, partner, member or investor confidence in us, and reduce the demand for our services. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial or preventative measures. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. If an actual or perceived breach of our or our third-party vendors’ security occurs, or if we or our third-party vendors are unable to effectively resolve a breach in a timely manner, we could lose current and potential members, partners and clients, which could harm our business, results of operations, financial condition and prospects.

Our proprietary technology platform may not operate properly, which could damage our reputation, subject us to claims or require us to divert application of our resources from other purposes, any of which could harm our business and growth.

Our proprietary technology platform provides members with the ability to, among other things, register for our services, request a visit (either scheduled or on demand) and communicate and interact with providers, and allows our providers to, among other things, chart patient notes, maintain medical records, and conduct visits (via video, phone or the internet). Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary software from operating properly. Due to the COVID-19 pandemic, use of virtual care, including remote visits, has increased, which places a heavier demand on our technology platform and may cause performance levels to deteriorate. In addition, we are quickly introducing new features and functions within our technology platform to meet the needs of our members and providers during the COVID-19 pandemic. These features and functions may contain bugs or errors that could impact usability as well as technology and clinical operations. We continue to implement software with respect to a number of new applications and services. The operation of our technology also depends in part on the performance of third-party service providers. If our technology platform does not function reliably or fails to achieve member, provider, partner or client expectations in terms of performance, we may be required to divert resources allocated for other business purposes to address these issues, may suffer reputational harm, lose or fail to grow member usage, fail to retain or grow provider talent, members, partners and clients, and may be subject to liability claims.

The information that we provide to our health network partners, enterprise clients and members could be inaccurate or incomplete, which could harm our business, financial condition and results of operations.

We provide healthcare-related information for use by our health network partners, enterprise clients and members. Because data in the healthcare industry is fragmented in origin, inconsistent in format and often incomplete, the overall quality of data in the healthcare industry is poor, and we frequently discover data issues and errors. If the data that we provide to our health network partners, enterprise clients and members is incorrect or incomplete or if we make mistakes in the capture or input of this data, our reputation may suffer and our ability to attract and retain health network partners, enterprise clients and members may be harmed. In addition, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information, which could harm our business, financial condition and results of operations.

If we cannot implement or optimize our technology solutions for members, integrate our systems with health network partners or resolve technical issues in a timely manner, we may lose clients and partners and our reputation may be harmed.

Our health network partners utilize a variety of data formats, applications, systems and infrastructure. Moreover, each health network partner may have a unique technology ecosystem and infrastructure. To maintain our strategic relationships with such partners, our services must be seamlessly integrated and interoperable with our partners’ complex systems, which may cause us to incur significant upfront and maintenance costs. Additionally, we do not control our partners’ integration schedules. As a result, if our partners do not allocate the internal resources necessary to meet their integration responsibilities, which resources can be significant as many of them are large healthcare institutions with substantial operations to manage, or if we face unanticipated integration difficulties, the integration may be delayed. In addition, competitors with more efficient operating models with lower integration costs could jeopardize our partner relationships. If the integration process with our partners is not executed successfully or if execution is delayed, we could incur significant costs, partners could become dissatisfied and decide not to continue a strategic contractual relationship with us beyond an initial period during their term commitment or, in some cases, revenue recognition could be delayed, any of which could harm our business and results of operations.

Our members depend on our digital health platform, including our mobile app, web portal, and support services to access on-demand digital health services or schedule in-office visits. We may be unable to quickly accommodate increases in member technology usage, particularly as we increase the size of our membership base and as the COVID-19 pandemic drives more member demand for our digital health services and virtual care. We also may be unable to modify the format of our technology solutions and support services to compete with developments from our competitors. If we are unable to further develop and enhance our technology solutions or maintain effective technical support services to address members’ needs or preferences in a timely fashion, our members, clients and partners may become dissatisfied, which could damage our ability to maintain or expand our membership and business. While any refunds or credits we have issued historically have not had a significant impact on net revenue, we cannot assure you as to whether we may need to issue additional refunds or credits for membership fees in the future as a result of member or client dissatisfaction. For example, our members expect on-demand healthcare services through our mobile app and rapid in-office visit scheduling. Failure to maintain these standards or negative publicity related to our technology solutions, regardless of its accuracy, may reduce our overall NPS, harm our reputation and cause us to lose current or potential members, enterprise clients or partners. In addition, our enterprise clients expect our technology solutions to facilitate long-term cost of care reductions through high employee digital engagement, which we market as potential benefits for employers in providing employees with One Medical memberships. If employers do not perceive our solutions and services as providing such efficiencies and cost savings, they may terminate their contracts with us or elect not to renew. Any such outcomes could also negatively affect our ability to contract with new enterprise clients through damage to our reputation. If any of these were to occur, our revenue may decline and our business, results of operations, financial condition and prospects could be harmed.

Risks Related to Taxation

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could harm our results of operations.

As of December 31, 2020, we are qualified to operate in, and file income tax returns in, 12 states as well as Washington, D.C. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely impact our results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2020, we have $398.1 million of federal net operating loss carryforwards and $465.2 million of state and local net operating loss carryforwards. The federal net operating loss carryforwards of $261.4 million arising after 2017 carry forward indefinitely, but the deduction for these carryforwards is limited to 80% of post-2020 current-year taxable income. The federal net operating loss carryforwards of $136.7 million from prior years will begin to expire in 2025. The state and local net operating loss carryforwards begin to expire in 2024. The Company has identified $25.2 million and $31.7 million of the above federal and state net operating losses, respectively, in the PCs that will expire unused due to prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

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

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce intellectual property protection for our business assets or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology and solutions substantially similar to ours, and our ability to conduct business may be compromised.

Our business depends on proprietary technology and other business assets, including software, processes, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret and copyright laws, confidentiality policies and procedures, cybersecurity practices and contractual provisions to protect our intellectual property. We do not currently own any issued patents. Third parties, including our competitors, may have or obtain patents relating to technologies that overlap or compete with our technology, which they may assert against us to seek licensing fees or preclude the use of our technology.

We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent, copyright and other intellectual property filings, which could be expensive and time-consuming. While our operations are currently based in the United States, we may also be required to protect our intellectual property in foreign jurisdictions, a process that can be prolonged and costly, and one that we may choose not pursue in every instance. We may not be able to obtain protection for our technology and even if we are successful, it is expensive to maintain intellectual property rights and the costs of defending our rights could be substantial. Moreover, these measures may not be sufficient to offer us meaningful protection or provide us with any competitive advantage. Furthermore, changes to U.S. intellectual property laws may jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection of certain inventions.

If we are unable to adequately protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed, as competitors may be able to commercialize similar offerings without having incurred the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, misappropriated or violated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, which could result in costly redesign efforts, business disruptions, discontinuance of some of our offerings or other competitive harm.

We may become involved in lawsuits to protect or enforce or defend our intellectual property rights, which could be expensive, time consuming and unsuccessful.

Third parties, including our competitors, could infringe, misappropriate or otherwise violate our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ solutions and services, and may in the future seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property. However, the steps we have taken to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our services.

In recent years, companies are increasingly bringing and becoming subject to lawsuits and proceedings alleging infringement, misappropriation or violation of intellectual property rights, particularly patent rights. Our competitors and other third parties may hold patents or other intellectual property rights, which could be related to our business. We expect that we may receive in the future notices that claim we or our partners, clients or members using our solutions and services have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. If we are found to infringe, misappropriate or violate another party’s intellectual property rights, we could be prohibited, including by court order, from further use of the intellectual property asset or be required to obtain a license from such third party to continue commercializing or using such technologies, solutions or services, which may not be available on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Accordingly, we may be forced to design around such violated intellectual property, which may be expensive, time-consuming or infeasible. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could similarly harm our business. Any adverse outcome in such cases could affect our competitive position, business, financial condition, results of operations and prospects.

Litigation or other legal proceedings relating to intellectual property claims, regardless of merits and even if resolved in our favor, can be expensive, time consuming, and resource intensive. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or other business activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property proceedings could harm our ability to compete in the marketplace. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our license obligations, if our license rights are challenged, or if we cannot license rights to use technologies on reasonable terms, we may experience business disruption, increased costs, or inability to commercialize certain services.

We license certain intellectual property, including technologies and software from third parties, that are important to our business. In the future we may need to enter into additional agreements that provide us with licenses and rights to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could disrupt or prevent us from providing our services, or adversely impact our ability to commercialize future solutions and services. In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Our licensors may also own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement.

Moreover, the licensing or acquisition of third-party intellectual property rights is a competitive area, and established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. Companies that perceive us to be a competitor may also be unwilling to license or grant rights to us. Even if such licenses are available, we may be required to pay the licensor substantial fees or royalties. Such fees or royalties will become a cost of our operations and may affect our margins. If we are unable to obtain licenses on acceptable terms or at all, if any licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, we could be restricted from commercializing our solutions and services and may be required to incur substantial costs to develop alternatives. Any of the foregoing could harm our business, financial condition, results of operations, and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with the public. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish or protect our trademarks and trade names, or if we are unable to build name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our competitive position, business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information, including our technology platform, and to maintain our competitive position. With respect to our technology platform, we consider trade secrets and know-how to be one of our primary sources of intellectual property. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, contractors, consultants, advisors, clients, prospects, partners, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets are misappropriated, improperly disclosed, or independently developed by a competitor or other third party, it could harm our competitive position, business, financial condition, results of operations, and prospects.

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

Risks Related to Ownership of Our Common Stock

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
•

the impact of COVID-19 on our financial performance, financial condition and results of operations, and the financial performance and financial condition of our health network partners, on our payers, our enterprise clients and others;

•	the impact of protests and civil unrest;
•	our relationships with our health network partners and any changes to or terminations of our contracts with the health network partners;
•	changes in laws or regulations applicable to our industry and our solutions and services;
•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•	publicity associated with issues with our services and technology platform;
•	our involvement in litigation, including medical malpractice claims and consumer class action claims;
•

any governmental investigations or inquiries into our business and operations or challenges to our relationships with the One Medical PCs under the ASAs or to our relationships with health network partners;

•	future sales of our common stock or other securities, by us or our stockholders;
•	changes in senior management or key personnel;
•

developments or disputes concerning our intellectual property or other proprietary rights, including allegations that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;

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

In 2019, we identified material weaknesses in our internal control over financial reporting resulting from an ineffective risk assessment process, which led to improperly designed controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, as a result of the ineffective risk assessment, we identified the following material weaknesses as we did not effectively design, implement and maintain: (i) adequate controls over the accounting for significant and unusual transactions (ii) adequate controls to address segregation of duties and (iii) adequate information technology general controls including the following: program change management, user access, computer operations controls and program development.

We remediated the material weakness related to segregation of duties as of September 30, 2020 and the material weaknesses related to accounting for significant and unusual transactions and information technology general controls as of December 31, 2020. However, the remediation of these material weaknesses does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

We cannot assure you that the measures we have taken will be sufficient to avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business and we may discover weaknesses in our disclosure controls and internal control over financial reporting in the future. Any failure to develop or maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. Accordingly, there could be a possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

In addition, we filed a registration statement on Form S-8 registering the issuance of approximately 47.7 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144.

Certain holders of our common stock and warrants to purchase common stock, or their transferees, also have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Certain stockholders, including our executive officers, directors and holders of greater than 5% of our common stock outstanding, will continue to own a large portion of our outstanding common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our common stock price and trading volume could decline.

Our stock price and trading volume will be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business or publish negative reports about our business, regardless of accuracy, or cease covering us, our common stock price and trading volume could decline.

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

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and may be restricted by the terms of any outstanding debt obligations. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We are an emerging growth company and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and extended adoption period for accounting pronouncements. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

•	require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	prohibit cumulative voting in the election of directors;
•	provide that our directors may be removed for cause only upon the vote of the holders of at least 66 2⁄3% of our outstanding shares of common stock;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•

require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Regulatory actions and other events may adversely impact the trading price and liquidity of the 2025 Notes.

We expect that many investors in, and potential purchasers of, the 2025 Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors would typically implement such a strategy by selling short the common stock underlying the 2025 Notes and dynamically adjusting their short position while continuing to hold the notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely impact the trading price and the liquidity of our 2025 Notes.

We may not have the ability to raise the funds necessary to settle conversions of the 2025 Notes in cash or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2025 Notes.

Subject to limited exceptions, holders of the 2025 Notes will have the right to require us to repurchase all or a portion of their 2025 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, as described under Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, upon conversion of the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2025 Notes being converted as described under Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2025 Notes surrendered therefor or 2025 Notes being converted. In addition, our ability to repurchase the 2025 Notes or to pay cash upon conversions of the 2025 Notes may be limited by law, by regulatory authority or by agreements governing our existing or future indebtedness. Our failure to repurchase 2025 Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2025 Notes as required by the indenture would constitute a default under the indenture governing the 2025 Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2025 Notes or make cash payments upon conversions thereof.

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

The accounting method for convertible debt securities that may be settled in cash, such as the 2025 Notes, could have a material effect on our reported financial results.

Under ASC Topic 470-20, “Debt with conversion and other options” (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the term of the 2025 Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely impact our reported or future financial results, the trading price of our common stock and the trading price of the 2025 Notes.

Accounting standards in the future will result in changes to the current ASC 470-20 accounting model. The Financial Accounting Standards Board issued an accounting standard update that eliminates the liability and equity component separation model for convertible debt instruments with a cash conversion feature. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income or lower net loss and result in a reclassification of certain balance sheet amounts from stockholders' equity to liabilities as it relates to the Notes.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in San Francisco, California and consist of approximately 60,874 square feet of leased space. Our lease on this space expires on July 31, 2029. As of December 31, 2020, we lease an additional combined 423,911 square feet of clinical space for the One Medical PCs pursuant to our ASAs. We believe that our headquarters and other offices are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

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

Please see Note 19, “Commitments and Contingencies” to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of our legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “ONEM” since January 31, 2020. Prior to that, there was no public trading market for our common stock.

Holders of Record

As of the close of business on February 26, 2021, there were approximately 100 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not intend to declare or pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may be limited by the terms of any future debt or preferred securities.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Stock Performance Graph

The following graph compares the 11-month total stockholder return on our common stock with the comparable cumulative returns of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the S&P Health Care Index (“S&P Health Care”). This graph assumes that on January 31, 2020, the initial trading day of our common stock on Nasdaq, $100 was invested in our common stock and in each of the other two indices and assumes the reinvestment of any dividends. However, no dividends have been declared on our common stock to date. The stock price performance on the following graph represents past performance and is not necessarily indicative of possible future stock price performance.

	1/31/2020 (1)	2/29/2020	3/31/2020	4/30/2020	5/31/2020	6/30/2020	7/31/2020	8/31/2020	9/30/2020	10/31/2020	11/30/2020	12/31/2020
1Life Healthcare Inc	$100.00	$97.96	$82.24	$111.78	$146.35	$164.57	$134.16	$132.17	$128.50	$127.82	$148.94	$197.78
S&P 500	$100.00	$91.77	$80.43	$90.74	$95.07	$96.96	$102.42	$109.79	$105.61	$102.81	$114.06	$118.45
S&P Health Care	$100.00	$93.34	$89.77	$101.12	$104.45	$101.97	$107.46	$110.32	$107.95	$103.97	$112.23	$116.62

(1)	$100 invested on 1/31/2020 in shares and in indices

The information above shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, regardless of any general incorporation language in those filings.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

On January 30, 2020, our registration statement on Form S-1 (File No. 333-235792) relating to the initial public offering of our common stock was declared effective by the SEC. Pursuant to such registration statement, we issued and sold an aggregate of 20,125,000 shares of our common stock at a price of $14.00 per share for aggregate cash proceeds of approximately $258.2 million, net of underwriting discounts and commissions and offering costs, which includes the full exercise by the underwriters of their option to purchase additional shares of common stock. No payments for offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as joint-bookrunning managers for the offering.

There has been no material change in the expected use of the net proceeds from our initial public offering, as described in our final prospectus filed with the SEC on February 3, 2020 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheets data as of December 31, 2020 and 2019 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2017 and the consolidated balance sheets data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any period in the future.

	As of December 31,
	2020	2019	2018	2017
Consolidated Statements of Operations Data (in thousands, except share and per share data):
Net revenue	$380,223	$276,258	$212,678	$176,769
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	234,959	167,618	136,180	120,705
Sales and marketing	36,967	39,520	25,789	19,172
General and administrative	157,282	108,965	85,808	57,964
Depreciation and amortization	22,374	14,268	9,947	10,686
Total operating expenses	451,582	330,371	257,724	208,527
Loss from operations	(71,359)	(54,113)	(45,046)	(31,758)
Other income (expense), net:
Interest income	1,809	4,498	2,251	386
Interest expense	(13,434)	(474)	(804)	(834)
Change in fair value of redeemable convertible preferred stock warrant liability	(6,560)	(3,519)	(1,877)	646
Total other income (expense), net	(18,185)	505	(430)	198
Loss before income taxes	(89,544)	(53,608)	(45,476)	(31,560)
Provision for (benefit from) income taxes	(123)	87	25	126
Net loss	(89,421)	(53,695)	(45,501)	(31,686)
Less: Net loss attributable to noncontrolling interest	(704)	(1,141)	(1,086)	(889)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(88,717)	$(52,554)	$(44,415)	$(30,797)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.75)	$(2.84)	$(2.65)	$(2.05)
Weighted average common shares outstanding — basic and diluted	118,379,300	18,476,127	16,735,541	15,002,472

	December 31,
	2020	2019	2018	2017
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term (1) marketable securities	$682,998	$146,536	$230,561	$42,785
Total assets (2)	1,070,990	430,294	326,319	132,507
Notes payable, current	-	3,282	7,598	10,750
Convertible senior notes	241,233	-	-	-
Redeemable convertible preferred stock (1)	-	402,488	402,488	184,832
Total equity (deficit)	548,475	(184,031)	(148,240)	(119,784)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risk, uncertainties and assumptions. Our actual results may differ materially from management’s expectations and those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the continuing impact of the COVID-19 pandemic and societal and governmental responses as well as those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Our vision is to delight millions of members with better health and better care while reducing the total cost of care. Our mission is to transform health care for all through our human-centered, technology-powered model. We are a membership-based primary care platform with seamless digital health and inviting in-office care, convenient to where people work, shop, live and click. We are disrupting health care from within the existing ecosystem by simultaneously addressing the frustrations and unmet needs of key stakeholders, which include consumers, employers, providers, and health networks. As of December 31, 2020, we had approximately 549,000 members in 13 markets in the United States and greater than 8,000 enterprise clients.

We have developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. Our annual membership model includes seamless access to 24/7 digital health services paired with inviting in-office care routinely covered under health insurance programs. Our technology drives high monthly active usage within our membership, promoting ongoing and longitudinal patient relationships for better health outcomes and high member retention. Our technology also helps our service-minded team in building trust and rapport with our members by facilitating proactive digital health outreach as well as responsive on-demand virtual and in-office care. Our digital health services and our well-appointed offices, which tend to be located in highly convenient locations, are staffed by a team of clinicians who are not paid on a fee-for-service basis, and therefore free of misaligned compensation incentives prevalent in health care. Additionally, we have developed clinically integrated partnerships with health networks, better coordinating more timely access to specialty care when needed by members, while advancing value-based care for employers through clinical and digital integration.

Together, these components of our human-centered and technology-powered model allow us to deliver better results for key stakeholders.

Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. Since 2007, we have grown to 549,000 members and 107 medical offices in 13 markets across the United States as of December 31, 2020. From December 31, 2015 through December 31, 2020, we grew our membership by 339%. During the twelve months ended December 31, 2020 as compared to the twelve months ended December 31, 2015, our net revenue grew 247%, our digital interactions with our members grew 533%, and the number of in-office visits by our members grew 145%.

Impact of Covid-19 on Our Business

The COVID-19 pandemic has impacted and may continue to impact our operations, and net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition.

During the first half of 2020, we believe the COVID-19 pandemic negatively impacted our business, as many of the communities we serve promoted self-isolation practices, and as shelter-in-place requirements were enacted. These measures and practices reduced in-office visits, and also resulted in temporary closures of certain offices and delays in openings of some of our new medical offices which negatively affected our net revenue. Correspondingly, our cost of care as a percentage of net revenue and loss from operations also increased.

During the second half of 2020, we believe the COVID-19 pandemic helped drive an increase in membership and increase in total revenue due to new and expanded service offerings and increase in aggregate billable services.

For example, we believe COVID-19 caused our value proposition to resonate with an even broader audience of consumers seeking access to primary care, as well as with an even broader audience of employers as they focus on safely reopening their workplaces and managing the ongoing health and well-being of employees and their families. As a result, we experienced increased demand for our memberships during the second half of 2020, adding more new members than in any other six-month period in our history.

In addition, we expanded our service offering in part as a response to COVID-19 and launched several new billable services, including:

•	COVID-19 testing, and counseling across all of our markets, including in our offices and in several mobile COVID-19 testing sites;
•	COVID-19 vaccinations in select geographies;
•	Healthy Together, our COVID-19 screening and testing program for employers, schools and universities;
•	Mindset by One Medical, our behavioral health service integrated within primary care;
•	One Medical Now, an expansion of our 24/7 on-demand digital health solutions to employees of enterprise clients located in geographies where we are not yet physically present; and,
•	Remote Visits, where our providers perform typical primary care visits with our members remotely from either one of our offices or from a provider’s home.

During the second half of 2020, our expanded service offering, particularly the increased demand for COVID-19 screening together with routine and preventative care deferred from the first half of the year, and increased demand for flu vaccines, helped us deliver total billable services in excess of pre-COVID-19 levels.

While the average reimbursement for these billable services remains below pre-COVID-19 levels, total aggregate reimbursement exceeded pre-COVID-19 levels.

We believe the precautionary measures and challenges resulting from the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain, and may present additional challenges to our business, financial condition and results of operations while the pandemic continues. As a result, we cannot assure you that our recent increase in membership, aggregate reimbursement and revenue are indicative of future results or will be sustained, including following the COVID-19 pandemic, or that we will not experience additional impacts associated with COVID-19, which could be significant.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, we received an income grant of $2.6 million from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”), which was recognized as Grant income during the year ended December 31, 2020. Please see Note 5, Revenue Recognition, to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

COVID-19 has also disrupted or delayed delivery of materials and products in the supply chain for our offices, including protective equipment for healthcare providers, caused staffing shortages, and increased capital expenditures due to the need to buy incremental hardware.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition or liquidity. As of December 31, 2020, we had cash, cash equivalents and short-term marketable securities of $683.0 million and $316.3 million principal amount of debt outstanding.

Our Business Model

We have developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. Our annual membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered under health insurance programs. Our members join either individually as consumers by paying an annual membership fee or are sponsored by an enterprise client who purchases a subscription for their employees and, increasingly, their dependents. All members have actively registered with us. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging, and our in-office care is delivered at any of our medical offices. As of December 31, 2020, we had 107 medical offices, including some on-site medical offices at certain enterprise clients which are closed as a result of the current COVID-19 pandemic.

We derive net revenue from multiple stakeholders, including consumers, employers, and health networks. We recognize net revenue as (i) membership revenue from employer and consumer subscription fees, including fees paid for our One Medical Now service offering (ii) partnership revenue predominantly on a PMPM basis from health networks, largely fixed payments from enterprise clients for on-site medical services, COVID-19 on-site testing services for enterprise clients, schools and universities where we typically bill such customers directly for the services we perform, and capitation payments from IPAs and (iii) net patient service revenue on a per visit basis from health insurers and patients, including COVID-19 testing services for members that are being billed to health insurers or patients. We are in-network with most health insurance plans in all of our markets.

We generate a portion of our revenue through membership fees charged to either consumer members or enterprise clients. As of December 31, 2020, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.

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

We generate partnership revenue from (i) our health network partners on a PMPM basis, (ii) largely fixed price or fixed price per employee contracts with enterprise clients for on-site medical services, (iii) COVID-19 on-site testing services for enterprise clients, schools and universities where we typically bill such customers a fixed price per service performed or (iv) capitation payments from IPAs that contract with health maintenance organizations (“HMOs”) for medical services provided to covered participants.

Our membership fee revenue and partnership revenue are contractual and, with the exception of our COVID-19 on-site testing services, generally recurring in nature. Membership revenue and partnership revenue as a percentage of total net revenue was 60%, 47% and 32% for the years ended December 31, 2020, 2019 and 2018, respectively. The increased percentage of revenue is, among other factors, due to new and expanded partnership with health networks since 2019, and COVID-19 on-site testing services since 2020.

The remainder of our net revenue is primarily received on a per visit fee-for-service basis from member health insurance plans or patients with billing rates based on our agreements with health network partners. We call this net patient service revenue. We use historical patient visit rates, our historical mix of services performed, and current reimbursement rates to help us analyze and explain historical net patient service revenue from this part of our business.

Key Factors Affecting Our Performance

•

Acquisition of Net New Members and Enterprise Clients. We believe that our ability to increase our membership will enable us to drive financial growth as members drive our membership revenue, partnership revenue and net patient service revenue. We continue to have significant opportunities to increase members in our existing markets through (i) new sales to consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients, and (iii) adding other potential services. Our ability to enroll new members either as consumer members or through enterprise clients will impact our results of operations. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee. The levels of activation rates at our enterprise clients may also affect the renewal rates of our enterprise clients. While we do not regularly monitor activation rates and related metrics across enterprise clients, we may use these metrics to compare member activation across different enterprise clients and to look for opportunities for additional membership activation within existing enterprise clients. We also intend to acquire members by expanding into new markets. In 2020, we have expanded into four new markets by partnering with new and existing health networks.

•

Components of Revenue. Our ability to maintain or improve pricing levels for our memberships and the pricing under our contracts with health networks will impact our results of operations. As of December 31, 2020, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month. As of December 31, 2020, all of our members were covered by health network partnerships. In geographies where our health network partners pay us on a PMPM basis, to the extent that the PMPM rate changes, our partnership revenue will change. Similarly, if the fixed price or number of employees covered by fixed price per employee arrangements change, the number of COVID-19 on-site tests or vaccinations change, or capitation payments from IPAs change, our net partnership revenue will also change. Our net patient service revenue is dependent on (i) our billing rates and third-party payer contracted rates through agreements with health networks, (ii) the mix of members who are commercially insured and (iii) the nature of visits. In the future, we may add additional services for which we may charge in a variety of ways. To the extent the net amounts we charge our members, partners and clients change, our net revenue will also change.

•

Care Margin. Care margin is driven by net revenue, expansion of new medical offices or new services, average utilization of our services, and provider- and office-related expenses. As we open new medical offices or add new services, our care margin is likely to decrease initially due to a lag in realization of revenue from those new offices or services. In markets where we earn partnership revenue on PMPM contracts, higher patient visits, longer lengths of visits or increased use of medical supplies will typically lower our care margin. In markets where we earn patient service revenue, increased visits typically result in higher care margin. To the extent we need to increase the compensation for our providers, our care margin may decline.

•

Investments in Growth. We expect to continue to focus on long-term growth through investments in sales and marketing, technology research and development, and existing and new medical offices. We are working to enhance our digital health and technology offering and increase the potential breadth of our modernized platform solution. In particular, we have launched several new service offerings throughout 2020. We have also launched new offices, including in four new markets, during 2020. As we expand to new markets, we expect to make significant upfront investments in sales and marketing to establish brand awareness and acquire new members. Additionally, we intend to continue to invest in new offices in new and existing markets. As we invest in new markets, in the short term, we expect these activities to increase our operating expenses and cost of care; however, in the long term we anticipate that these investments will positively impact our results of operations.

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

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands except for members)
Members (as of the end of the period)	549,000	422,000	346,000
Net revenue	$380,223	$276,258	$212,678
Care margin	$145,264	$108,640	$76,498
Adjusted EBITDA	$(13,890)	$(24,968)	$(13,918)

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

Care Margin

We define care margin as loss from operations excluding depreciation and amortization, general and administrative expense and sales and marketing expense. We consider care margin to be an important measure to monitor our performance, specific to the direct costs of delivering care. We believe this margin is useful to measure whether we are controlling our direct expenses included in the provision of care sufficiently and whether we are effectively pricing our services. Care margin is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. Care margin is not a financial measure of, nor does it imply profitability. We have not yet achieved profitability and, even in periods when our net revenue exceeds our cost of care, exclusive of depreciation and amortization, we may not be able to achieve or maintain profitability. The relationship of operating loss to cost of care, exclusive of depreciation and amortization, is not necessarily indicative of future performance. Other companies that present care margin may calculate it differently and, therefore, similarly titled measures presented by other companies may not be directly comparable to ours. In addition, care margin has limitations as an analytical tool, including that it does not reflect depreciation and amortization, stock-based compensation or other overhead allocations.

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to care margin:

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands)
Loss from operations	$(71,359)	$(54,113)	$(45,046)
Sales and marketing*	36,967	39,520	25,789
General and administrative*	157,282	108,965	85,808
Depreciation and amortization	22,374	14,268	9,947
Care margin	$145,264	$108,640	$76,498
Care margin as a percentage of net revenue	38%	39%	36%

*	Includes stock-based compensation

Adjusted EBITDA

We define adjusted EBITDA as net loss excluding interest income, interest expense, depreciation and amortization, stock-based compensation, change in the fair value of our redeemable convertible preferred stock warrant liability and provision for (benefit from) income taxes. We include adjusted EBITDA in this Annual Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. Adjusted EBITDA is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.

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

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to adjusted EBITDA:

	Year Ended
	December 31,
	2020	2019	2018
	(in thousands)
Net loss	$(89,421)	$(53,695)	$(45,501)
Interest income	(1,809)	(4,498)	(2,251)
Interest expense	13,434	474	804
Depreciation and amortization	22,374	14,268	9,947
Stock-based compensation	35,095	14,877	21,181
Change in fair value of redeemable convertible preferred stock warrant liability	6,560	3,519	1,877
Provision for (benefit from) income taxes	(123)	87	25
Adjusted EBITDA	$(13,890)	$(24,968)	$(13,918)

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

Partnership Revenue. We generate partnership revenue from (i) our health network partners on a PMPM basis, (ii) largely fixed price or fixed price per employee contracts with enterprise clients for on-site medical services, (iii) COVID-19 on-site testing services for enterprise clients, schools and universities where we typically bill such customers a fixed price per service performed or (iv) capitation payments from IPAs that contract with HMOs for medical services provided to covered participants.

Under our partnership arrangements, we generally receive fees that are linked to PMPM, fixed price, fixed price per employee, fixed price per service, or capitation arrangements. All partnership revenue is recognized during the period in which we are obligated to provide professional clinical services to the member, employee, or participant, as applicable, and associated management, operational and administrative services to the health network partner, enterprise client, schools and universities or IPA, as applicable.

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

Grant income. Under the CARES Act, we were eligible for and received grant income from the Provider Relief Fund administered by HHS during the year ended December 31, 2020. The purpose of the payment is to reimburse us for healthcare-related expenses or lost revenues attributable to COVID-19.

The following table summarizes the Company’s net revenue by primary source as a percentage of net revenue. Amounts may not sum due to rounding.

	Year Ended
	December 31,
	2020	2019	2018
Percentage of net revenue:
Net patient service revenue	39%	53%	68%
Partnership revenue	42%	29%	12%
Total net patient service and partnership revenue	81%	81%	80%
Membership revenue	18%	19%	20%
Grant income	1%	0%	0%
Net revenue	100%	100%	100%

Operating Expenses

Cost of Care, Exclusive of Depreciation and Amortization

Our cost of care, exclusive of depreciation and amortization, also excludes stock-based compensation. Cost of care primarily includes provider and support employee-related costs for both in-office and virtual care, occupancy costs, medical supplies, insurance and other operating costs. A large portion of these costs are fixed relative to member utilization of our services, such as occupancy costs and insurance costs. As a result, as net revenue increases due to improved pricing, which can result from, for example, higher net revenue per member under agreements with enterprise clients and health network partners, or when we provide services to more members without increasing our infrastructure or related costs, cost of care as a percentage of net revenue typically decreases. Providers include doctors of medicine, doctors of osteopathy, nurse practitioners and physician assistants. Support employees include phlebotomists and administrative assistants assisting our members with all non-medical related services. Virtual care includes video visits and other synchronous and asynchronous communication via our app and website. As we open new offices, and expand into new markets, we expect cost of care to increase in absolute dollars.

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

General and Administrative

General and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation for all employees except sales and marketing teams, which are included in the sales and marketing expenses. In addition, general and administrative expenses include all corporate technology and occupancy costs.

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

Upon the closing of our initial public offering, the warrants to purchase shares of redeemable convertible preferred stock became exercisable for shares of common stock, at which time we adjusted the redeemable convertible preferred stock warrant liability to fair value prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of our initial public offering, the warrants are no longer subject to fair value accounting.

Provision for (Benefit from) Income Taxes

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

Net Loss Attributable to Noncontrolling Interest

In September 2014, we entered into a joint venture agreement with a healthcare system to jointly operate physician-owned primary care offices in a market. We had the responsibility for the provision of medical services and for the day-to-day operation and management of the offices, including the establishment of guidelines for the employment and compensation of the physicians. Based upon this and other provisions of the operating agreement that indicated that we directed the economic activities that most significantly affect the economic performance of the joint venture, we determined that the joint venture was a variable interest entity and we were the primary beneficiary.

Accordingly, we consolidated the joint venture and the healthcare system’s interest was shown within equity (deficit) as noncontrolling interest. The healthcare system’s share of earnings was recorded in the consolidated statements of operations as net loss attributable to noncontrolling interest.

Effective April 1, 2020, we terminated the joint venture agreement with the healthcare system and transferred our ownership interest in the joint venture to the healthcare system. As a result, we determined that the joint venture no longer met the definition of a variable interest entity and accordingly, we determined that the joint venture was no longer required to be consolidated under the variable interest entity model. The joint venture was deconsolidated in the consolidated financial statements as of April 1, 2020 and we derecognized all assets and liabilities of the joint venture. We did not record a gain or loss in association with the deconsolidation as we did not retain any noncontrolling interest in the joint venture and no consideration was transferred as a result of the ownership interest transfer to the healthcare system.

The consolidated balance sheet as of December 31, 2019 and the consolidated statement of operations for the year ended December 31, 2020 include the operations of the joint venture through the date of deconsolidation. The consolidated balance sheet as of December 31, 2020 does not include the operations of the joint venture.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Net revenue	$380,223	100%	$276,258	100%
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	234,959	62%	167,618	61%
Sales and marketing (1)	36,967	10%	39,520	14%
General and administrative (1)	157,282	41%	108,965	39%
Depreciation and amortization	22,374	6%	14,268	5%
Total operating expenses	451,582	119%	330,371	120%
Loss from operations	(71,359)	(19)%	(54,113)	(20)%
Other income (expense), net:
Interest income	1,809	0%	4,498	2%
Interest expense	(13,434)	(4)%	(474)	(0)%
Change in fair value of redeemable convertible preferred stock warrant liability	(6,560)	(2)%	(3,519)	(1)%
Total other income (expense), net	(18,185)	(5)%	505	0%
Loss before income taxes	(89,544)	(24)%	(53,608)	(19)%
Provision for (benefit from) income taxes	(123)	(0)%	87	0%
Net loss	(89,421)	(24)%	(53,695)	(19)%
Less: Net loss attributable to noncontrolling interest	(704)	(0)%	(1,141)	(0)%
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(88,717)	(23)%	$(52,554)	(19)%

(1)	Includes stock-based compensation, as follows:

	Year Ended December 31,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Sales and marketing	$2,385	1%	$1,256	0%
General and administrative	32,710	9%	13,621	5%
Total	$35,095	9%	$14,877	5%

Net Revenue

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollar amounts in thousands)
Net revenue:
Net patient service revenue	$149,695	$145,389	$4,306	3%
Partnership revenue	159,482	78,734	80,748	103%
Total net patient service and partnership revenue	309,177	224,123	85,054	38%
Membership revenue	68,466	52,135	16,331	31%
Grant income	2,580	-	2,580	nm
Net revenue	$380,223	$276,258	$103,965	38%

nm – not meaningful

Net revenue increased $104.0 million, or 38%, from $276.3 million for the year ended December 31, 2019 to $380.2 million for the year ended December 31, 2020. This increase in net revenue was primarily due to an increase in members by 127,000, or 30%, from 422,000 as of December 31, 2019 to 549,000 as of December 31, 2020. In addition, net revenue per member increased by 6%, attributable to a higher mix of partnership revenue including revenue related to COVID-19 testing services during the year ended December 31, 2020. The remaining increase in our net revenue was due to grant income of $2.6 million we received from the COVID-19 Provider Relief Fund administered by the HHS during the year ended December 31, 2020.

Net revenue from patient service and partnerships increased $85.1 million, or 38%, from $224.1 million for the year ended December 31, 2019 to $309.2 million for the year ended December 31, 2020. The increase was primarily due to the 30% increase in members and new and expanded partnerships with health networks. Partnership revenue increased $80.7 million, or 103%, from $78.7 million for the year ended December 31, 2019 to $159.5 million for the year ended December 31, 2020. The increase in partnership revenue for the year ended December 31, 2020 was primarily a result of the new and expanded partnerships with health networks and increased members, in addition to new on-site clinics and expanded capacity of existing on-site clinics. The COVID-19 on-site testing services for employers, schools and universities during the year ended December 31, 2020 also positively impacted our partnership revenue. Net patient service revenue increased by 3% for the year ended December 31, 2020 primarily due to an increase in aggregate billable services, which is offset by a lower average reimbursement for these billable services as a result of COVID-19, as well as a lower mix of fee-for-service revenue due to a shift in our revenue away from patient service revenue to partnership revenue. As of December 31, 2020, all of our members are covered by health network partnerships. As a result, we expect the shift in revenue from net patient services to partnership revenue to abate going forward.

Membership revenue increased $16.3 million, or 31%, from $52.1 million for the year ended December 31, 2019 to $68.5 million for the year ended December 31, 2020. The increase in membership revenue for the year ended December 31, 2020 was primarily due to an increase in members of 127,000, or 30% from 422,000 as of December 31, 2019 to 549,000 as of December 31, 2020.

Operating Expenses

Cost of Care, Exclusive of Depreciation and Amortization

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$234,959	$167,618	$67,341	40%

Cost of care, exclusive of depreciation and amortization, increased $67.3 million, or 40%, from $167.6 million for the year ended December 31, 2019 to $235.0 million for the year ended December 31, 2020. This increase was primarily due to increases in provider employee and support employee-related expenses of $39.2 million, occupancy costs of $11.1 million, COVID-19 testing site and related security expenses of $8.5 million, and medical supply costs of $6.4 million primarily related to COVID-19 testing. In addition to growth in our existing offices, we added 24 offices since December 31, 2019 bringing our total number of offices to 107 as of December 31, 2020.

Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue increased from 61% for the year ended December 31, 2019 to 62% for the year ended December 31, 2020. This increase was due primarily to COVID-19 testing and screening services related costs, which was mostly offset by an increase in partnership revenue from these testing and screening services in 2020.

Sales and Marketing

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollar amounts in thousands)
Sales and marketing	$36,967	$39,520	$(2,553)	(6)%

Sales and marketing expenses decreased $2.6 million, or 6%, from $39.5 million for the year ended December 31, 2019 to $37.0 million for the year ended December 31, 2020. This decrease was primarily due to decreases in brand marketing and direct advertising of $7.9 million, partially offset by increases in salaries and benefits of $4.7 million and stock-based compensation expense of $1.1 million.

General and Administrative

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollar amounts in thousands)
General and administrative	$157,282	$108,965	$48,317	44%

General and administrative expenses increased $48.3 million, or 44%, from $109.0 million for the year ended December 31, 2019 to $157.3 million for the year ended December 31, 2020. This increase was primarily due to higher salaries and benefits of $22.4 million and stock-based compensation expense of $19.1 million, as we expanded our team to support our growth. Stock-based compensation includes $3.5 million associated with performance-based options to an executive that vested immediately upon the execution of the underwriting agreement for our initial public offering. Please see Note 16, Stock-Based Compensation, to our consolidated financial statements in Part II, Item 8 of this Annual Report. In addition, we also incurred additional legal and professional services expenses of $4.9 million and insurance premiums of $4.5 million primarily associated with being a public company, and software-as-a-service costs of $1.9 million, partially offset by a decrease in travel of $4.9 million due to shelter-in-place orders.

Depreciation and Amortization

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollar amounts in thousands)
Depreciation and amortization	$22,374	$14,268	$8,106	57%

Depreciation and amortization expenses increased $8.1 million, or 57%, from $14.3 million for the year ended December 31, 2019 to $22.4 million for the year ended December 31, 2020. This increase was primarily due to depreciation and amortization expenses recognized related to new medical offices, capitalization of software development, upgraded office software, and our new corporate office during the year ended December 31, 2020.

Other Income (Expense)

Interest Income

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollar amounts in thousands)
Interest income	$1,809	$4,498	$(2,689)	(60)%

Interest income decreased $2.7 million from $4.5 million for the year ended December 31, 2019 to $1.8 million for the year ended December 31, 2020 due to lower interest rates and investment yields despite higher average cash, cash equivalents and marketable securities balances.

Interest Expense

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollar amounts in thousands)
Interest expense	$(13,434)	$(474)	$(12,960)	nm

nm – not meaningful

Interest expense increased $13.0 million from $0.5 million for the year ended December 31, 2019 to $13.4 million for the year ended December 31, 2020, primarily due to amortization of the debt discount and issuance costs on our 2025 Notes issued in the second quarter of 2020.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollar amounts in thousands)
Change in fair value of redeemable convertible preferred stock warrant liability	$(6,560)	$(3,519)	$(3,041)	nm

nm – not meaningful

The change in fair value of the redeemable convertible preferred stock warrant liability increased $3.0 million from $3.5 million for the year ended December 31, 2019 to $6.6 million for the year ended December 31, 2020. The increase was due to the change in fair value of the underlying redeemable convertible preferred stock warrant. Upon the closing of our initial public offering in the first quarter of 2020, the warrants to purchase shares of redeemable convertible preferred stock were automatically converted to warrants to purchase shares of common stock, at which time we adjusted the redeemable convertible preferred stock warrant liability to fair value prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of the initial public offering, the warrants are no longer subject to fair value accounting.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollar amounts in thousands)
Provision for (benefit from) income taxes	$(123)	$87	$(210)	nm

nm – not meaningful

Provision for (benefit from) income taxes decreased $210 thousand from $87 thousand for the year ended December 31, 2019 to a benefit of $123 thousand for the year ended December 31, 2020 due primarily to partial release of valuation allowance offset by increased taxable income and state taxes.

Net Loss Attributable to Noncontrolling Interest

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollar amounts in thousands)
Net loss attributable to noncontrolling interest	$(704)	$(1,141)	$437	(38)%

Net loss attributable to noncontrolling interest decreased $0.4 million for the year ended December 31, 2020 due to the deconsolidation of the joint venture as of April 1, 2020.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with the issuance of the 2025 Notes, our initial public offering, the sale of redeemable convertible preferred stock, and to a lesser extent, the issuance of term notes under credit facilities. As of December 31, 2020, we had cash, cash equivalents and short-term marketable securities of $683.0 million, compared to $146.5 million as of December 31, 2019. We believe that our existing cash and cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our pace of new member growth and expanded enterprise client and health network relationships, our pace and timing of expansion of new medical offices, the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. See Item 1A. to this Annual Report “Risk Factors—Risks Related to Our Business and Our Industry—In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.”

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

In May 2020, we issued $275.0 million aggregate principal amount of 3.0% convertible senior notes due June 2025 in a private offering and in June 2020, an additional $41.2 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option by the initial purchasers (the “2025 Notes”). The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 3.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. As of December 31, 2020, the net carrying amount of the liability component of the 2025 Notes was $241.2 million and the net carrying amount of the equity component of the 2025 Notes was $73.4 million.

Summary Statement of Cash Flows

The following table summarizes our cash flows:

	Year Ended
	December 31,
	2020	2019
Net cash used in operating activities	$(4,378)	$(31,674)
Net cash (used in) provided by investing activities	(514,474)	23,723
Net cash provided by (used in) financing activities	604,528	(1,376)
Net increase (decrease) in cash, cash equivalents and restricted cash	$85,676	$(9,327)

Cash Flows from Operating Activities

For the year ended December 31, 2020, our net cash used in operating activities was $4.4 million, resulting from our net loss of $89.4 million and net cash used by our working capital needs of $3.1 million, largely offset by adjustments for non-cash charges of $82.0 million. The cash decrease resulting from changes in our working capital in 2020 consisted primarily of a $35.2 million increase in accounts receivables, net, a $12.2 million decrease in operating lease liabilities and a $4.9 million increase in inventories and other assets, partially offset by an increase of $27.1 million in accrued expenses and accounts payable, an increase of $16.6 million in deferred revenue, a decrease of $6.5 million in prepaid expenses and other current assets and an increase of $5.1 million in other liabilities. The increase in accounts receivable, net and deferred revenue is primarily due to growth of our partnership with health networks and growth of our enterprise and on-site clients. The net increase in accounts payable and accrued expenses is primarily related to timing of payments for accrued compensation and accrued interest on our 2025 Notes.

For the year ended December 31, 2019, our net cash used in operating activities was $31.7 million, resulting from our net loss of $53.7 million and net cash used in by our working capital needs of $17.7 million, partially offset by adjustments for non-cash charges of $39.7 million. The cash decrease resulting from changes in our working capital in 2019 consisted primarily of a $14.5 million increase in accounts receivable, net, an increase in other assets of $4.6 million, and a $8.1 million decrease in operating lease liabilities, partially offset by a $7.4 million increase in accounts payable and accrued expenses, and a $2.1 million increase in deferred revenue. The increase in accounts receivable, net is primarily due to receivables from health network partners that have longer invoicing and payment cycles than insurance payers. The increase in other assets is primarily associated with $3.6 million in deferred financing costs that will be offset against the proceeds of our initial public offering. The increases in accounts payable and accrued expenses was due to our higher level of operating activities and the timing of vendor invoicing and payments.

Cash Flows from Investing Activities

For the year ended December 31, 2020, our net cash used by investing activities was $514.5 million, resulting primarily from purchases of short-term marketable securities of $963.3 million and purchases of property and equipment, net of $63.7 million related to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software. This was partially offset by sales and maturities of short-term marketable securities of $513.3 million.

For the year ended December 31, 2019, our net cash used by investing activities was $23.7 million, resulting primarily from maturities of short-term marketable securities of $324.3 million, offset by purchases of short-term marketable securities of $246.1 million and purchases of property and equipment of $54.4 million related to leasehold improvements, computer equipment, and furniture and fixtures for our new corporate office, new offices and remodels of existing offices, in addition to capitalization of internal-use software development costs.

Cash Flows from Financing Activities

For the year ended December 31, 2020, our net cash provided by financing activities was $604.5 million, resulting primarily from proceeds from the issuance of our 2025 Notes of $316.3 million, our initial public offering of $281.8 million, exercises of stock options and warrants of $35.8 million, proceeds from the issuance of stock under our employee stock purchase plan of $4.8 million, offset by payment of the 2025 Notes issuance costs of $9.4 million, payment of offering costs associated with our initial public offering net against reimbursements for our secondary offering of $20.5 million and payment of a debt obligation of $3.3 million.

For the year ended December 31, 2019, financing activities used $1.4 million of cash, resulting primarily from payment of debt obligation of $4.4 million, partially offset by proceeds from the exercise of stock options of $3.0 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Convertible senior notes	$316,250	$-	$-	$316,250	$-
Interest on convertible senior notes (1)	42,694	9,488	18,975	14,231	-
Operating lease obligations (2)	276,399	33,282	63,610	58,730	120,777
Finance lease obligations	139	58	56	25	-
Purchase obligations (3)	4,683	3,131	1,552	-	-
Total	$640,165	$45,959	$84,193	$389,236	$120,777

(1)	Amounts in this table reflect the contractually required interest payable pursuant to the 2025 Notes.
(2)

This table includes contractual obligations relating to leases that have not yet commenced. In addition, the operating lease amounts presented in this table represent cash payments that are not discounted to the present value.

(3)

Amounts in the table do not reflect purchase obligations entered into in January and February 2021 within the ordinary course of business pursuant to which we are committed to spend an aggregate of $6.6 million.

The contractual commitment amounts in the table and footnotes above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table or footnotes above.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

While our significant accounting policies are described in greater detail in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue from contracts with customers using the five-step method described in Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report.

We generate net revenue through net patient service revenue, partnership revenue and membership revenue. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on their relative standalone selling price. We determine standalone selling price, or SSP, for all our performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with our overall pricing objectives, taking into consideration the type of services. SSP also reflects the amount we would charge for that performance obligation if it were sold separately in a standalone sale, and the price we would sell to similar customers in similar circumstances.

In general, we recognize net patient service revenue as services are rendered, which are delivered over a period of time but typically within one day, when we provide services to the patient. We recognize partnership revenue over time as we stand ready to provide professional clinical services and the associated management and administrative services to our employers and health network partners. We recognize membership revenue over time as we provision access to primary care services to consumer members and enterprise clients who purchase access to memberships for their employees and dependents.

We review the contract terms and conditions to evaluate the timing and amount of revenue recognition; the related contract balances; and our remaining performance obligations. We also estimate the variable consideration related to customer rebates or discounts based on our assessment of historical, current, and forecasted performance. These evaluations require significant judgment that could affect the timing and amount of revenue recognized.

Stock-Based Compensation

We measure stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For stock option awards issued with only service-based vesting conditions, we record the expense for these awards using the straight-line method. The fair value of these stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including fair value of the underlying common stock, the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. The Company also uses the Black‑Scholes option‑pricing model to estimate the fair value of its stock purchase rights under the 2020 Employee Stock Purchase Plan on the grant date.

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

Expected Term. We determine the expected term of awards using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term.

Expected Volatility. We use an average historical stock price volatility of a peer group of comparable publicly traded healthcare companies representative of our expected future stock price volatility, as we do not have sufficient trading history for our common stock. For purposes of identifying these peer companies, we consider the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, we measure historical volatility over a period equivalent to the expected term.

Expected Dividend Rate. We have not paid and do not anticipate paying any dividends in the foreseeable future. Accordingly, we estimate the dividend yield to be zero.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturities similar to the expected term of the award.

For stock option awards issued with market-based vesting conditions, the grant date fair value is determined based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition may not be satisfied. A Monte Carlo simulation requires the use of various assumptions, including the underlying stock price, volatility and the risk-free interest rate as of the valuation date, corresponding to the length of the time remaining in the performance period, and expected dividend yield. The expected term represents the derived service period for the respective tranches, which is the longer of the explicit service period or the period in which the market conditions are expected to be met. Stock-based compensation expense associated with market-based awards is recognized over the derived requisite service using the accelerated attribution method, regardless of whether the market conditions are achieved. If the related market conditions are achieved earlier than the derived service period, the stock-based compensation expense will be recognized as a cumulative catch-up expense from the grant date to that point in time in achieving the share price goal.

We estimate forfeitures based on historical experience and revise those estimates in subsequent periods if actual forfeitures differ from the estimated amounts.

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

Valuation of Redeemable Convertible Preferred Stock Warrant Liability

Prior to our initial public offering in the first quarter of 2020, we classified our redeemable convertible preferred stock warrants as a liability on our consolidated balance sheets. We remeasured the redeemable convertible preferred stock warrant liability to fair value at each reporting date and recognized changes in the fair value of the redeemable convertible preferred stock warrant liability as a component of other income (expense), net in our consolidated statements of operations.

Upon the closing of our initial public offering, the warrants to purchase shares of redeemable convertible preferred stock became exercisable and were automatically converted to warrants to purchase shares of common stock, at which time we adjusted the redeemable convertible preferred stock warrant liability to fair value at $13.7 million prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of our initial public offering, the warrants are no longer subject to fair value accounting.

Off-Balance Sheet Arrangements

We did not have during the periods presented any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Recent Accounting Pronouncements

Please see Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had cash and cash equivalents of $113.0 million as of December 31, 2020, compared to $27.4 million as of December 31, 2019, held primarily in cash deposits and money market funds for working capital purposes.

We had short-term marketable securities of $570.0 million as of December 31, 2020, compared to $119.1 million as of December 31, 2019, consisting of U.S. Treasury obligations, U.S. government agency securities and commercial paper. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

In January 2013, we entered into the LSA with Silicon Valley Bank. The interest rate of the LSA was the greater of prime plus 1.81% or 5.56%. On September 1, 2020, the term notes under the LSA matured and the remaining outstanding principal was repaid, plus accrued and unpaid interest.

In May 2020, we issued the 2025 Notes which bear interest at a fixed rate of 3.0% per annum. As of December 31, 2020, the net carrying amount of the liability component of the 2025 Notes was $241.2 million and the net carrying amount of the equity component of the 2025 Notes was $73.4 million.

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

Item 8. Financial Statements and Supplementary Data.

All information required by this item is included in Item 15 of this Annual Report on Form 10-K and is incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2020, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2020 because as an “emerging growth company” we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Remediation of Previously Identified Material Weaknesses

As previously disclosed in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, our management identified material weaknesses in our internal control over financial reporting resulting from an ineffective risk assessment process, which led to improperly designed controls. Specifically, as a result of the ineffective risk assessment, the following material weaknesses were identified as we did not effectively design, implement, and maintain:

(i) adequate controls over the accounting for significant and unusual transactions;

(ii) adequate controls to address segregation of duties, including assessment of incompatible duties, identification of instances where those incompatible duties were assigned to an individual, and addressing conflicts on a timely basis; and

(iii) adequate information technology general controls over certain systems that support the Company’s financial reporting processes, specifically in the areas of program change management controls to ensure program and data changes are identified, tested, authorized, and implemented appropriately; user access controls to ensure appropriate segregation of duties that adequately restrict user and privileged access to financial applications and data to appropriate company personnel; computer operations controls to ensure batch jobs and backups are monitored; and program development controls to ensure that new software development is aligned with business and information technology (“IT”) requirements.

To remediate the identified material weaknesses, our management, with oversight from our audit committee, dedicated significant resources and efforts to improve our control environment, we:

•

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

•

increased the number of information technology compliance professionals to enhance the design and monitoring of information technology general controls. Specifically, we designed and implemented information technology general controls related to computer operations, user access administration, program development, and change management related to external and internally developed systems; and

•

designed and implemented controls related to the periodic monitoring and review of user access rights, the identification and risk ranking of segregation of duties conflicts, and computer operations controls to ensure batch jobs and backups are monitored; program development controls to ensure that new software development is aligned with business and IT requirements.

Based on the actions taken, management determined that our newly designed and enhanced controls were in place and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses were remediated as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2020 (the “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

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

(b)	Exhibits

The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39203	3.1	2/4/2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39203	3.2	2/4/2020
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate.	S-1	333-235792	4.1	1/21/2020
4.3	Description of Securities					X
4.4	Indenture, dated as of May 26, 2020, by and between 1Life Healthcare, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-39203	4.1	5/29/2020
4.5	Form of Global Note, representing 1Life Healthcare, Inc.’s 3.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39203	4.2	5/29/2020
10.1+	Amended and Restated Investor Rights Agreement, dated January 15, 2020, by and among the Registrant and the investors listed on Exhibit A thereto.	S-1	333- 235792	10.1	1/21/2020
10.2+	2007 Equity Incentive Plan, as amended.	S-1	333- 235792	10.2	1/3/2020
10.3+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2007 Equity Incentive Plan.	S-1	333- 235792	10.3	1/3/2020
10.4+	2017 Equity Incentive Plan, as amended.	S-1	333- 235792	10.4	1/21/2020
10.5+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2017 Equity Incentive Plan.	S-1	333- 235792	10.5	1/3/2020
10.6+	2020 Equity Incentive Plan.	S-1	333- 235792	10.6	1/21/2020
10.7+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2020 Equity Incentive Plan.	S-1	333- 235792	10.7	1/21/2020
10.8+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Equity Incentive Plan.	S-1	333- 235792	10.8	1/21/2020
10.9+	2020 Employee Stock Purchase Plan.	S-1	333- 235792	10.9	1/21/2020
10.10+	Executive Annual Incentive Plan.	S-1	333- 235792	10.10	1/3/2020
10.11+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333- 235792	10.11	1/21/2020
10.12+	Employment Agreement, dated June 27, 2017, by and between the Registrant and Amir Dan Rubin, as amended on January 17, 2020.	S-1	333- 235792	10.17	1/21/2020
10.13+	Offer Letter, dated March 7, 2014, by and between the Registrant and Kimber D. Lockhart.	S-1	333- 235792	10.18	1/3/2020
10.14+	Physician Employment Agreement, dated August 1, 2007, by and between One Medical Group, Inc. (previously Apollo Medical Group) and Andrew S. Diamond, M.D., Ph.D.	S-1	333- 235792	10.19	1/3/2020
10.15+	Provider Stock Option Program and Advisory Services Agreement, dated October 28, 2014, by and between the Registrant and Andrew S. Diamond, M.D., Ph.D.	S-1	333- 235792	10.20	1/3/2020
10.16	Office Lease, dated September 25, 2018, by and between the Registrant and One Embarcadero Center Venture.	S-1	333- 235792	10.21	1/3/2020
10.17	First Amendment to Office Lease, dated June 17, 2019, by and between the Registrant and One Embarcadero Center Venture.	S-1	333- 235792	10.22	1/3/2020

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18	Form of Administrative Services Agreement by and between the Registrant and its affiliated professional entities.	S-1	333- 235792	10.23	1/3/2020
10.19	Second Amended and Restated Loan and Security Agreement, dated January 26, 2015, by and between the Registrant and Silicon Valley Bank, as amended on October 18, 2016, January 12, 2017 and April 29, 2019.	S-1	333- 235792	10.24	1/3/2020
10.20¥	Inbound Services Agreement, dated August 18, 2017, by and between the Registrant and Google Inc.	S-1	333- 235792	10.25	1/3/2020
10.21+	1Life Healthcare, Inc. Executive Severance and Change in Control Plan.	S-1	333- 235792	10.26	1/21/2020
10.22+	Offer Letter, dated February 14, 2019, by and between the Registrant and Bjorn B. Thaler.	S-1	333- 235792	10.27	1/3/2020
10.23+	Offer Letter, dated October 16, 2015, by and between the Registrant and Lisa A. Mango.	S-1	333- 235792	10.28	1/3/2020
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Definition Linkbase Document					X
101.DEF	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

1LIFE HEALTHCARE, INC.

Date: March 17, 2021	By:	/s/ Amir Dan Rubin
Amir Dan Rubin
Chair, Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amir Dan Rubin and Bjorn Thaler, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir Dan Rubin Amir Dan Rubin	Chair, Chief Executive Officer and President (Principal Executive Officer)	March 17, 2021

/s/ Bjorn Thaler Bjorn Thaler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2021

/s/ Paul R. Auvil Paul R. Auvil	Director	March 17, 2021

/s/ Mark S. Blumenkranz Mark S. Blumenkranz, M.D.	Director	March 17, 2021

/s/ Bruce W. Dunlevie Bruce W. Dunlevie	Director	March 17, 2021

/s/ Kalen F. Holmes Kalen F. Holmes, Ph.D.	Director	March 17, 2021

/s/ David P. Kennedy David P. Kennedy	Director	March 17, 2021

/s/ Freda Lewis-Hall Freda Lewis-Hall, M.D.	Director	March 17, 2021

/s/ Robert R. Schmidt Robert R. Schmidt	Director	March 17, 2021

/s/ David B. Singer David B. Singer	Director	March 17, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of 1Life Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1Life Healthcare, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 17, 2021

We have served as the Company’s auditor since 2013.

1LIFE HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$112,975	$27,390
Short-term marketable securities	570,023	119,146
Accounts receivable, net	67,895	33,601
Inventories	7,113	3,192
Prepaid expenses and other current assets	16,693	16,708
Total current assets	774,699	200,037
Restricted cash	1,911	1,922
Property and equipment, net	126,037	90,716
Right-of-use assets	138,840	108,046
Intangible assets, net	-	23
Goodwill	21,301	21,301
Deferred income taxes	2,656	-
Other assets	5,546	8,249
Total assets	$1,070,990	$430,294
Liabilities, Redeemable Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$12,654	$13,853
Accrued expenses	46,527	24,863
Deferred revenue, current	35,966	27,024
Operating lease liabilities, current	17,418	12,575
Notes payable, current	-	3,282
Other current liabilities	4,861	1,884
Total current liabilities	117,426	83,481
Operating lease liabilities, non-current	153,614	120,497
Convertible senior notes	241,233	-
Redeemable convertible preferred stock warrant liability	-	7,220
Deferred revenue, non-current	7,624	-
Other non-current liabilities	2,618	639
Total liabilities	522,515	211,837
Commitments and contingencies (Note 19)
Redeemable convertible preferred stock (Series A, B, C, D, E, F, G, H and I), $0.001 par value; 0 and 89,338,425 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 0 and 86,251,669 shares issued and outstanding as of December 31, 2020 and December 31, 2019,respectively; aggregate liquidation preference of $0 and $405,585 as of December 31, 2020 and December 31, 2019, respectively	-	402,488
Equity (deficit):
Common stock, $0.001 par value, 1,000,000,000 and 150,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; 134,472,427 and 18,951,416 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	134	19
Additional paid-in capital	918,118	93,945
Accumulated deficit	(369,785)	(281,068)
Accumulated other comprehensive income	8	38
Total stockholders' equity (deficit) attributable to 1Life Healthcare, Inc. stockholders	548,475	(187,066)
Noncontrolling interest	-	3,035
Total equity (deficit)	548,475	(184,031)
Total liabilities, redeemable convertible preferred stock and equity (deficit)	$1,070,990	$430,294

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2020	2019	2018
Net revenue	$380,223	$276,258	$212,678
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	234,959	167,618	136,180
Sales and marketing	36,967	39,520	25,789
General and administrative	157,282	108,965	85,808
Depreciation and amortization	22,374	14,268	9,947
Total operating expenses	451,582	330,371	257,724
Loss from operations	(71,359)	(54,113)	(45,046)
Other income (expense), net:
Interest income	1,809	4,498	2,251
Interest expense	(13,434)	(474)	(804)
Change in fair value of redeemable convertible preferred stock warrant liability	(6,560)	(3,519)	(1,877)
Total other income (expense), net	(18,185)	505	(430)
Loss before income taxes	(89,544)	(53,608)	(45,476)
Provision for (benefit from) income taxes	(123)	87	25
Net loss	(89,421)	(53,695)	(45,501)
Less: Net loss attributable to noncontrolling interest	(704)	(1,141)	(1,086)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(88,717)	$(52,554)	$(44,415)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.75)	$(2.84)	$(2.65)
Weighted average common shares outstanding — basic and diluted	118,379,300	18,476,127	16,735,541

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Net loss	$(89,421)	$(53,695)	$(45,501)
Other comprehensive loss:
Net unrealized gain (loss) on short-term marketable securities	(30)	52	(5)
Comprehensive loss	(89,451)	(53,643)	(45,506)
Less: Comprehensive loss attributable to noncontrolling interest	(704)	(1,141)	(1,086)
Comprehensive loss attributable to 1Life Healthcare, Inc. stockholders	$(88,747)	$(52,502)	$(44,420)

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

								Total
								Stockholders'
								Equity (Deficit)
								Attributable
							Accumulated	to 1Life
	Redeemable Convertible				Additional		Other	Healthcare,		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Inc.	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stockholders	Interest	(Deficit)
Balances at December 31, 2017	68,326,054	$184,832	15,771,086	$16	$58,981	$(184,034)	$(9)	$(125,046)	$5,262	$(119,784)
Issuance of Series I redeemable convertible preferred stock net of issuance costs of $3,336	17,699,115	216,664						-		-
Repurchase and retirement of common stock			(488,711)		(7,533)			(7,533)		(7,533)
Exercise of redeemable convertible preferred stock warrant	226,500	992						-		-
Exercise of common stock warrant			150,000		177			177		177
Exercise of stock options			2,703,082	2	10,462			10,464		10,464
Stock-based compensation expense					13,942			13,942		13,942
Net unrealized loss on short-term marketable securities							(5)	(5)		(5)
Net loss						(44,415)		(44,415)	(1,086)	(45,501)
Balances at December 31, 2018	86,251,669	402,488	18,135,457	18	76,029	(228,449)	(14)	(152,416)	4,176	(148,240)
Impact of adoption of ASC 606						(65)		(65)		(65)
Exercise of stock options			815,959	1	3,039			3,040		3,040
Stock-based compensation expense					14,877			14,877		14,877
Net unrealized gain on short-term marketable securities							52	52		52
Net loss						(52,554)		(52,554)	(1,141)	(53,695)
Balances at December 31, 2019	86,251,669	402,488	18,951,416	19	93,945	(281,068)	38	(187,066)	3,035	(184,031)
Exercise of redeemable convertible preferred stock warrant	5,573	76						-		-
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(86,257,242)	(402,564)	86,257,242	86	402,478			402,564		402,564
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $23,631			20,125,000	20	258,099			258,119		258,119
Fair value adjustment to redeemable convertible preferred stock warrants upon conversion into common stock warrants					13,740			13,740		13,740
Reimbursed secondary offering issuance costs					784			784		784
Exercise of stock options			8,122,909	9	35,677			35,686		35,686
Exercise of common stock warrants			11,010		73			73		73
Cashless exercise of common stock warrants			590,265					-		-
Issuance of common stock under the employee stock purchase plan			349,562		4,834			4,834		4,834
Issuance of common stock for settlement of RSUs			40,166		(833)			(833)		(833)
Shares issued related to net share settlement			24,857		833			833		833
Stock-based compensation expense					35,095			35,095		35,095
Net unrealized loss on short-term marketable securities							(30)	(30)		(30)
Equity component of convertible senior notes, net of issuance costs of $2,242					73,393			73,393		73,393
VIE deconsolidation								-	(2,331)	(2,331)
Net loss						(88,717)		(88,717)	(704)	(89,421)
Balances at December 31, 2020	-	$-	134,472,427	$134	$918,118	$(369,785)	$8	$548,475	$-	$548,475

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(89,421)	$(53,695)	$(45,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	105	-	3,237
Depreciation and amortization	22,374	14,268	9,947
Amortization of debt discount and issuance costs	7,767	84	148
Accretion of discounts and amortization of premiums on short-term investments, net	(933)	(3,359)	(1,631)
Change in fair value of redeemable convertible preferred stock warrant liability	6,560	3,519	1,877
Reduction of operating lease right-of-use assets	13,653	10,235	-
Stock-based compensation	35,095	14,877	13,942
Deferred income taxes	(2,656)	-	-
Other non-cash items	(8)	69	110
Changes in operating assets and liabilities:
Accounts receivable, net	(35,167)	(14,484)	(7,202)
Inventories	(3,921)	659	224
Prepaid expenses and other current assets	6,488	(1,027)	87
Other assets	(943)	(4,567)	26
Accounts payable	298	3,929	1,915
Accrued expenses	26,849	3,476	5,079
Deferred revenue	16,566	2,119	584
Operating lease liabilities	(12,169)	(8,087)	-
Other liabilities	5,085	310	(1,252)
Net cash used in operating activities	(4,378)	(31,674)	(18,410)
Cash flows from investing activities:
Purchases of property and equipment, net	(63,707)	(54,411)	(10,767)
Purchases of short-term marketable securities	(963,272)	(246,116)	(218,592)
Proceeds from sales and maturities of short-term marketable securities	513,315	324,250	52,600
VIE deconsolidation	(810)	-	-
Net cash (used in) provided by investing activities	(514,474)	23,723	(176,759)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	316,250	-	-
Payment of convertible senior notes issuance costs	(9,374)	-	-
Proceeds from initial public offering	281,750	-	-
Payment of underwriting discount and commissions, and offering costs	(20,538)	-	-
Proceeds from the exercise of stock options	35,686	3,040	10,464
Proceeds from employee stock purchase plan	4,835	-	-
Taxes paid related to net share settlement of equity awards	(833)	-	-
Proceeds from the exercise of redeemable convertible preferred and common stock warrants	110	-	307
Repayment of notes payable	(3,300)	(4,400)	(3,300)
Payment of principal portion of finance lease liability	(58)	(16)	-
Repurchase and retirement of common stock	-	-	(7,533)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	-	-	216,664
Net cash provided by (used in) financing activities	604,528	(1,376)	216,602
Net increase (decrease) in cash, cash equivalents and restricted cash	85,676	(9,327)	21,433
Cash, cash equivalents and restricted cash at beginning of period	29,329	38,656	17,223
Cash, cash equivalent and restricted cash at end of period	$115,005	$29,329	$38,656
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,251	$414	$666
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,571	$9,093	$1,644
Unpaid deferred offering costs	$-	$1,318	$-
Settlement of redeemable convertible preferred stock warrant liability in connection with Series B warrant exercise	$-	$-	$862

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1.	Nature of the Business and Basis of Presentation

1Life Healthcare, Inc. (“1Life”) was incorporated in Delaware on July 25, 2002. 1Life’s headquarters are located in San Francisco, California. 1Life has developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. 1Life is also an administrative and managerial services company that provides services pursuant to contracts with physician-owned professional corporations (“PCs”) or “One Medical Entities” that provide medical services in-office and virtually. 1Life and the One Medical Entities are collectively referred to herein as the “Company” and operate under the brand name One Medical.

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

In March 2020, the World Health Organization declared a pandemic due to the global COVID-19 outbreak. Due to the ongoing COVID-19 pandemic, the global economy and financial markets have been and continue to be affected, and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or an adjustment to the carrying value of its assets or liabilities. The accounting estimates and other matters assessed include, but were not limited to, allowance for doubtful accounts, inventory reserves, adverse inventory purchase commitments, goodwill and other long-lived assets, and revenue recognition. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Basis of Presentation

The Company has prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of 1Life and variable interest entities (“VIE”) in which 1Life has an interest and is the primary beneficiary (see Note 3, “Variable Interest Entities”). All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest attributable to the Company’s variable interest entities are presented as a separate component of equity in the consolidated balance sheets.

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

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP and regulations of the SEC requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition, determination of useful lives for property and equipment, intangible assets including goodwill, capitalized internal-use software, allowance for doubtful accounts, valuation of redeemable convertible preferred stock warrant liabilities, self-insurance reserves, valuation of common stock, stock options valuations, convertible senior notes fair value, contingent liabilities and income taxes. Actual results could differ materially from those estimates.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings until such financings are consummated, including the Company’s initial public offering in January 2020. After the consummation of the equity financing, these costs are recorded as a reduction of the gross proceeds. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. There were no deferred offering costs capitalized as of December 31, 2020. As of December 31, 2019, there were $3,627 of deferred offering costs included in other assets on the consolidated balance sheet.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. Cash and cash equivalents consisted of cash on deposit, investments in money market funds and commercial paper. Restricted cash represents cash held under letters of credit for various leases. The expected duration of restrictions on the Company’s restricted cash generally ranges from 1 to 9 years.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	December 31,
	2020	2019	2018
Cash and cash equivalents	$112,975	$27,390	$36,692
Restricted cash, current (included in prepaid expenses and other current assets)	119	17	25
Restricted cash, non-current	1,911	1,922	1,939
	$115,005	$29,329	$38,656

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

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

The Company periodically evaluates its investments in marketable securities for other-than-temporary impairment. When assessing short-term marketable security investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the short-term marketable security investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the marketable security that the Company considers to be “other than temporary,” the Company reduces the marketable securities through a charge to the consolidated statement of operations. No such adjustments were necessary during the periods presented.

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

The Company determines the fair value of its marketable securities based on quoted prices in active markets (Level 1 inputs) for identical assets and on quoted prices for similar assets (Level 2 inputs), which are classified as available-for-sale. The carrying amounts of the Company’s term notes approximate the fair value based on consideration of current borrowing rates available to the Company (Level 2 inputs.) The Company’s redeemable convertible preferred stock warrant liability is carried at fair value, determined using Level 3 inputs in the fair value hierarchy (See Note 4 “Fair Value Measurements”). Upon the closing of the Company’s IPO in the first quarter of 2020, the warrants to purchase shares of redeemable convertible preferred stock became exercisable and were automatically converted to warrants to purchase shares of common stock. As a result, following the closing of the Company’s IPO, the warrants are no longer subject to fair value accounting. The carrying values of accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

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

The table below presents the customers that individually represented 10% or more of the Company’s accounts receivable, net balance as of December 31, 2020 and December 31, 2019. A majority of the receivables had been collected subsequent to December 31, 2020.

	December 31,
	2020	2019
Customer A	*	10%
Customer E	12%	*
Customer F	24%	11%
Customer G	*	12%
Customer H	16%	*

* Represents percentages below 10% of the Company’s accounts receivable in the period.

The table below presents the customers that individually exceeded 10% or more of the Company’s net revenue for the years ended December 31, 2020, 2019 and 2018.

	Year Ended
	December 31,
	2020	2019	2018
Customer A	13%	14%	15%
Customer B	*	*	12%
Customer C	*	*	10%
Customer E	10%	10%	10%
Customer F	12%	12%	*

* Represents percentages below 10% of the Company’s net revenue in the period.

Accounts Receivable, net

Accounts receivable is comprised of amounts due from third-party payers, patients, and health system and other partners for healthcare services and amounts due from enterprise clients, schools and universities who purchase access to memberships for their employees, students and faculty. The Company reports accounts receivable net of estimated contractual adjustments and any allowance for doubtful accounts. Collection of accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

co-payments and other amounts owed by patients. The Company reviews its overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue as well as other collection indicators such as the age of the balance and the payment history of the customer. The Company writes off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. Increases and decreases in the allowance for doubtful accounts from patient service revenue are included in net revenue in the consolidated statements of operations.

Changes in the allowance for doubtful accounts were as follows:

	Balance at Beginning of Period	Additions	Write-offs and Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2018	$405	$3,237	$(3,179)	$463
Year ended December 31, 2019	$463	$2,931	$(2,226)	$1,168
Year ended December 31, 2020	$1,168	$5,773	$(3,694)	$3,247

Inventories

Inventories consist of medical supplies such as vaccines and are stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of disposal and transportation. The cost of inventory includes product cost, shipping costs and taxes. Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, forecasted future sales volume and pricing and through specific identification of obsolete or damaged products. The Company assesses inventory quarterly for slow moving products and potential impairment. The Company records a reserve for obsolete inventory or inventory that may expire prior to use. The reserve for obsolete inventory was $1,386 as of December 31, 2020 and there was no reserve for obsolete inventory for the year ended December 31, 2019.

Property and Equipment, net

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

Goodwill and Long-Lived Assets

The Company recognizes the excess of the purchase price, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit’s goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. For purposes of goodwill impairment testing, the Company has one reporting unit.

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

During the years ended December 31, 2020 and 2019, the Company has not recorded any impairment charges related to goodwill or long-lived assets.

Leases

The Company adopted Accounting Standards Codification, Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application. As of January 1, 2019, the impact of the adoption to the Company’s consolidated balance sheet includes the recognition of operating lease liabilities, current, of $9,643, operating lease liabilities, non-current, of $63,047 based on the present value of the remaining lease payments for existing operating leases with corresponding right-of-use assets of approximately $60,770. The difference between the amount of right-of-use assets and lease liabilities recognized upon the adoption of ASC 842 is related to adjustments to existing prepaid rent, deferred rent, and lease incentives.

The Company determines if a contract meets with definition of a lease at inception of a contract. Lease liabilities represent the obligation to make lease payments and right-of-use (“ROU”) assets represent the right to use the underlying asset during the lease term. Leases with a term greater than one year are recognized on the consolidated balance sheet as lease liabilities and ROU assets at the commencement date of the lease based on the present value of lease payments over the lease term. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. When the implicit rate is unknown, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value of the lease payments. Options to extend or terminate the lease are included in the determination of the lease term when it is reasonably certain that the Company will exercise such options. Most leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 7 years.

Operating lease ROU assets are adjusted for (i) payments made at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease.  When a lease contains an escalation clause or a concession, such as a rent holiday or tenant improvement allowance, the Company includes these items in the determination of the ROU asset and the lease liabilities. The effects of these escalation clauses or concessions have been reflected in lease expenses on a straight-line basis over the expected lease term and any variable lease payments subsequent to establishing the lease liability are expensed as incurred.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Certain lease agreements include rental payments that are adjusted periodically for inflation or other variables. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. Such adjustments to rental payments and variable non-lease components are treated as variable lease payments and recognized in the period as incurred. Variable lease components and variable non-lease components are not measured as part of the right-of-use assets and lease liability. Only when lease components and their associated non-lease components are fixed are they recognized as part of the right-of-use assets and lease liability. The Company has made an accounting policy election to not separate lease and non-lease components to all asset classes. Rather, each lease component and the related non-lease components will be accounted for together as a single component.

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

Noncontrolling Interest

The Company recognizes noncontrolling interest related to variable interest entities in which the Company is the primary beneficiary, as equity (deficit) in the consolidated balance sheets separate from 1Life’s equity (deficit). The earnings attributable to noncontrolling interest are recorded in the consolidated statements of operations as net loss attributable to noncontrolling interest. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss. Please see Note 3, “Variable Interest Entities” to our consolidated financial statements.

Income Taxes

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements. In estimating future tax consequences, the Company considers all expected future events other than enactment of changes in tax laws or rates. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

deferred tax assets will be realized. As of December 31, 2020, the Company had recorded a partial valuation allowance against its net deferred tax assets in loss generating entities; as of December 31, 2019, the Company had recorded a full valuation allowance against all its deferred tax assets.

The Company follows the provisions of the authoritative guidance from the Financial Accounting Standards Board (“FASB”), on accounting for uncertainty in income taxes. These provisions provide a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under these provisions, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Assessing an uncertain tax position begins with the initial determination of the sustainability of the position and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed. Additionally, the Company must accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

Net Loss per Share Attributable to 1Life Healthcare, Inc. Stockholders

The Company applies the two-class method to compute basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of common and redeemable convertible preferred stock according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and redeemable convertible preferred stock based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. During periods of loss, there is no allocation required under the two-class method since the redeemable convertible preferred stock does not have a contractual obligation to share in the Company’s losses.

Basic net loss per share attributable to 1Life Healthcare, Inc. stockholders is computed by dividing net loss attributable to 1Life Healthcare, Inc. stockholders by the weighted-average number of common shares outstanding during the period without consideration of potentially dilutive common stock. Diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. For periods in which the Company reports net losses, diluted net loss per common share attributable to 1Life Healthcare, Inc. stockholders is the same as basic net loss per common share attributable to 1Life Healthcare, Inc. stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Revenue Recognition

The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective January 1, 2019, using the modified retrospective transition method. Net revenue for the years ended December 31, 2020 and 2019 is presented under Topic 606. Net revenue for the year ended December 31, 2018 is presented under Topic 605.

The Company generates net revenue through net patient service revenue, partnership revenue and membership revenue. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The Company determines revenue recognition through the following steps:

(i)	Identify the contract(s) with a customer;

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(ii)	Identify the performance obligations in the contract;
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations in the contract; and
(v)	Recognize revenue as the entity satisfies a performance obligation.

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

Net patient service revenue is reported net of provisions for contractual allowances from third-party payers and patients. The Company has certain agreements with third-party payers that provide for reimbursement at amounts different from the Company’s standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at net patient service revenue. The Company estimates implicit price concessions related to payer and patient receivable balances as part of estimating the original transaction price which is based on historical experience, current market conditions, the amount of any receivables in dispute, current receivables aging and other collection indicators.

Partnership Revenue

Partnership revenue is generated from (i) contracts with employers to provide professional clinical services to employee members at the Company’s on-site clinics, (ii) capitation payments from IPAs to provide professional clinical services to covered participants, (iii) contracts with employers, schools, and universities to provide COVID-19 on-site testing services, and (iv) contracts with health systems as health network partners beginning in 2019. The Company’s main performance obligation under the various partnership arrangements is to stand ready to provide professional clinical services and the associated management and administrative services. As the services are provided concurrently over the contract term and have the same pattern of transfer, the Company has concluded that this represents one performance obligation comprising of a series of distinct services over the contract term. The Company also receives an incentive from certain health network partners to open new clinics, which is considered a distinct performance obligation from the stand-ready obligation to provide clinical and administrative services. Revenue is recognized when the performance obligation is satisfied upon the opening of the new location.

While the Company can receive either fixed or variable fees from its enterprise clients (i.e., stated fee per employee per month) for on-site medical services, it generally receives variable fees from IPAs and health networks on a stated fee per member per month basis, based on the number of members (or participants) serviced. The Company also receives variable fees from enterprise clients, schools and, universities on a stated fee per each COVID-19 on-site testing per month basis, based on the number of tests delivered. The Company recognizes revenue as it satisfies its performance obligation. For fixed-fee agreements with its enterprise clients, the Company uses a time-based measure to recognize revenue ratably over the contract term. For variable-fee agreements with health networks, the Company allocates the per member per month variable consideration to the month that the fee is earned, correlated with the amount of services it is providing, which is consistent with the allocation objective of the series guidance. For variable-fee arrangements with employers, schools, and universities to provide COVID-19 on-site testing services, revenue is recognized as services are rendered. The Company generally invoices for the on-site testing services as the work is incurred and monthly in arrears.

From time to time, the Company may provide discounts and rebates to the customer. The Company estimates the variable consideration subject to the constraint and recognizes such variable consideration over the contract term.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Membership Revenue

Membership revenue is generated from annual membership fees paid by consumer members and from enterprise clients who purchase access to memberships for their employees and dependents. The terms of service on the Company’s website serve as the contract between the Company and consumer members. The Company enters into written contracts with enterprise clients. The transaction price for contracts with enterprise clients is determined on a per employee per month basis, based on the number of employees eligible for membership established at the beginning of the contract term, which is generally one year. The transaction price for the contract is stated in the contract or determinable and is generally collected in advance of the contract term. The Company may provide numerous services under the agreements; however, these services are generally not considered individually distinct as they are not separately identifiable in the context of the agreement. As a result, the Company’s single performance obligation in the transaction constitutes a series for the provision of membership and services as and when requested over the membership term. The transaction price relates specifically to the Company’s efforts to transfer the services for a distinct increment of the series. Accordingly, the transaction price is allocated entirely to the one performance obligation. Membership revenue is recognized ratably over the contract period with the individual member or enterprise client. Unrecognized but collected amounts are recorded to deferred revenue and amortized over the remainder of the applicable membership period.

Contracts with Multiple Performance Obligations

Certain contracts with customers contain multiple performance obligations that are distinct and accounted for separately. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. The Company determines SSP for all performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with the Company’s overall pricing objectives, taking into consideration the type of services. SSP also reflects the amount the Company would charge for that performance obligation if it were sold separately in a standalone sale, and the price the Company would sell to similar customers in similar circumstances.

Deferred Revenue

The Company records deferred revenue, which is a contract liability, when it has an obligation to provide services to a customer and payment is received in advance of performance.

Deferred Commissions

The Company capitalizes expenses that are considered to be incremental to the acquisition of customer contracts, which are then amortized over an estimated period of benefit. The period of benefit of the deferred commissions is determined based on the type of costs incurred, the nature of the related benefits, the historical contractual terms and renewal rates of the customer arrangements. Amortization expense is included in sales and marketing expenses on the consolidated statements of operations. Deferred commissions are primarily related to enterprise sales.

Cost of Care, Exclusive of Depreciation and Amortization

Cost of care, exclusive of depreciation and amortization, also excludes stock-based compensation. Cost of care primarily includes all costs relating to the provision of virtual care, including video visits and other synchronous and asynchronous communication via the Company’s app and website, and the operation and maintenance of medical offices, which includes all provider and support employee-related costs, occupancy costs, medical supplies, insurance and other operating costs. Providers include medical doctors, doctors of osteopathy, nurse practitioners, and physician assistants.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Advertising

The Company expenses advertising costs the first time the advertising takes place. Advertising costs are included in sales and marketing in the consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, advertising costs were $15,871, $23,368, and $11,641, respectively.

Stock-Based Compensation

The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense for those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

For stock option grants with only service-based vesting conditions, the fair value is estimated on the date of grant using a Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. The expense for the stock option grants with only service-based vesting conditions is recorded using the straight-line method. The Company also uses the Black‑Scholes option‑pricing model to estimate the fair value of its stock purchase rights under the 2020 Employee Stock Purchase Plan on the grant date.

For stock option awards issued with market-based vesting conditions, the grant date fair value is determined based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition may not be satisfied. A Monte Carlo simulation requires the use of various assumptions, including the underlying stock price, volatility and the risk-free interest rate as of the valuation date, corresponding to the length of the time remaining in the performance period, and expected dividend yield. The expected term represents the derived service period for the respective tranches, which is the longer of the explicit service period or the period in which the market conditions are expected to be met. Stock-based compensation expense associated with market-based awards is recognized over the derived requisite service using the accelerated attribution method, regardless of whether the market conditions are achieved. If the related market conditions are achieved earlier than the derived service period, the stock-based compensation expense will be recognized as a cumulative catch-up expense from the grant date to that point in time in achieving the share price goal. (see Note 16, “Stock-Based Compensation”).

Self-Insurance Program

The Company self-insures for certain levels of employee medical benefits. The Company maintains a stop-loss insurance policy to protect it from individual losses over $250 per claim in 2020, $225 per claim in 2019 and $175 per claim in 2018. A liability for expected claims incurred but not reported is established on a monthly basis. As claims are paid, the liability is relieved. The Company reviews its self-insurance accruals on a quarterly basis based on actuarial methods to determine the liability for actual claims and claims incurred but not yet reported. As of December 31, 2020 and 2019, the Company’s liability for outstanding claims (included in accrued expenses) was $1,936 and $1,753, respectively.

Other Comprehensive Loss

Other comprehensive loss includes unrealized gains and losses on short-term marketable securities classified as available-for-sale.
Recent Accounting Pronouncements

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Pronouncements as of December 31, 2020

In November 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for private companies for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company elected to early adopt this standard during the fourth quarter of 2020. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2020

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments and also increases information transparency by making disclosure amendments. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The standard is effective for private companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

The Company plans to early adopt this standard on January 1, 2021 on a modified retrospective basis. The adoption is expected to reduce additional paid in capital by approximately $75,635 for the equity component of the convertible senior notes (“the 2025 Notes”) remaining outstanding, which was initially separated and recorded in equity, and remove the remaining debt issuance cost recorded for this previous separation for approximately $2,242, as a result. The net effect of these adjustments will result in a reduction in the balance of the opening accumulated deficit of approximately $6,656 as of January 1, 2021, which represents the cumulative non-cash interest expense recorded from the amortization of the debt issuance discount.

The Company currently expects the adoption of the ASU to result in the reduction of non-cash interest expense of approximately $13,000 for the year ending December 31, 2021 and until the 2025 Notes have been settled. The reduction in interest expense will decrease the net loss attributable to common stockholders and decrease the basic net loss per share. The required use of the if converted method will not impact the diluted net loss per share as long as the Company is in a net loss position. The adoption will have no impact on the consolidated statement of cash flows.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The standard is effective for private companies for fiscal years beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company will adopt this standard on a prospective basis on January 1, 2021 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance (collectively, Topic 326). Topic 326 replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The standard is effective for private companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

The contractual arrangement to provide management services allows 1Life to direct the economic activities that most significantly affect the PC. Accordingly, 1Life is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

financial support 1Life provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the current assets and liabilities included in the consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $48,182 and $31,462, respectively, as of December 31, 2020 and $28,227 and $13,927, respectively, as of December 31, 2019. The PCs did not have noncurrent assets or liabilities.

In September 2014, 1Life entered into a joint venture agreement with a healthcare system to jointly operate physician owned primary care offices in a new market. Pursuant to the formation of this joint venture, the healthcare system contributed $10,000 for a 56.9% interest and 1Life contributed management expertise for a 43.1% interest. One of the PCs had the responsibility for the provision of medical services and 1Life had responsibility for the day-to-day operation and management of the offices, including the establishment of guidelines for the employment and compensation of the physicians. Based upon this and other provisions of the operating agreement that indicated that 1Life directed the economic activities that most significantly affected the economic performance of the joint venture, 1Life determined that the joint venture was a variable interest entity and that 1Life was the primary beneficiary. The Company recorded the $10,000 cash received in noncontrolling interest in the consolidated balance sheet. The income and expenses of the joint venture were recorded in the consolidated statements of operations and statements of comprehensive loss as net loss attributable to noncontrolling interest.

Effective April 1, 2020, 1Life terminated the joint venture agreement with the healthcare system and transferred its ownership interest in the joint venture to the healthcare system. As a result, the joint venture became a wholly owned subsidiary of the healthcare system. The joint venture was deconsolidated in the consolidated financial statements as of April 1, 2020 and the Company derecognized all assets and liabilities of the joint venture. The Company did not record a gain or loss in association with the deconsolidation as the Company did not retain any

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

noncontrolling interest in the joint venture and no consideration was transferred as a result of the ownership interest transfer to the healthcare system.

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

The consolidated balance sheet as of December 31, 2019 and the consolidated statement of operations for the year ended December 31, 2020 include the operations of the joint venture through the date of deconsolidation. The consolidated balance sheet as of December 31, 2020 does not include the operations of the joint venture.

4.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$50,761	$-	$-	$50,761
Commercial paper	-	19,999	-	19,999
Short-term investments:
U.S. Treasury obligations	416,158	-	-	416,158
U.S. government agency securities	20,000	-	-	20,000
Commercial paper	-	133,865	-	133,865
	$486,919	$153,864	$-	$640,783

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$13,580	$-	$-	$13,580
Commercial paper	-	4,997	-	$4,997
Short-term investments:
U.S. Treasury obligations	48,968	-	-	$48,968
Commercial paper	-	70,178	-	70,178
	$62,548	$75,175	$-	$137,723
Liabilities:
Redeemable convertible preferred stock warrant liability	$-	$-	$7,220	$7,220
	$-	$-	$7,220	$7,220

During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Redeemable Convertible Preferred Stock Warrant Liability

The redeemable convertible preferred stock warrant liability in the table above relates to redeemable convertible preferred stock warrants issued in connection with certain note payable transactions (See Note 12, “Debt”). The fair value of the redeemable convertible preferred stock warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

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

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

The assumptions that the Company used to determine the fair value of the redeemable convertible preferred stock warrants were as follows:

	Year Ended December 31,
	2020	2019	2018
Expected stock price volatility	46.5% - 55.0%	39.9% - 55.4%	40.4% - 44.6%
Risk-free interest rate	1.5% - 1.6%	1.6% - 1.7%	2.7%
Remaining contractual term	0.1 - 5 years	0.2 - 5 years	1 - 6 years
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value	$16.93 - $22.52	$7.10 - $12.53	$2.67 - $6.90

The following table provides a roll forward of the aggregate fair values of the Company’s redeemable convertible preferred stock warrant liability, for which fair value is determined using Level 3 inputs:

Convertible Redeemable
Preferred Stock
Warrant Liability
Balance as of December 31, 2017	$2,686
Warrant exercise	(862)
Change in fair value	1,877
Balance as of December 31, 2018	3,701
Change in fair value	3,519
Balance as of December 31, 2019	7,220
Warrant exercise	(40)
Change in fair value	6,560
Conversion of preferred stock warrants into common stock warrants	(13,740)
Balance as of December 31, 2020	$-

Upon the closing of the Company’s IPO in the first quarter of 2020, the warrants to purchase shares of redeemable convertible preferred stock became exercisable and were automatically converted to warrants to purchase shares of common stock. As a result, following the closing of the Company’s IPO, the warrants are no longer subject to fair value accounting.

Valuation of Convertible Senior Notes

The Company has $316,250 aggregate principal amount outstanding of 3.0% convertible senior notes due in 2025 (the “2025 Notes”). Refer to Note 12, “Debt” for further details on the 2025 Notes.

As of December 31, 2020, the fair value of the 2025 Notes was $397,472. The fair value was determined based on the closing trading price of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 measurement as they are not actively traded.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

5.	Revenue Recognition

The reported results for the years ended December 31, 2020 and 2019 reflect the application under the guidance of Topic 606, while the reported results for the year ending December 31, 2018 reflect the application of Topic 605 guidance.

The following table summarizes the Company’s net revenue by primary source:

	Year Ended
	December 31,
	2020	2019	2018
Net revenue:
Net patient service revenue	$149,695	$145,389	$144,080
Partnership revenue	159,482	78,734	25,408
Total net patient service and partnership revenue	309,177	224,123	169,488
Membership revenue	68,466	52,135	43,190
Grant income	2,580	-	-
Net revenue	$380,223	$276,258	$212,678

Net patient service revenue is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. The following table summarizes net patient service revenue by source:

	Year Ended
	December 31,
	2020	2019	2018
Net patient service revenue:
Commercial and government third-party payers	136,388	121,502	119,657
Patients, including self-pay, insurance co-pays and deductibles	13,307	23,887	24,423
Net patient service revenue	149,695	145,389	144,080

The CARES Act was enacted on March 27, 2020 to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant of $2,580 from the Provider Relief Fund administered by the Health and Human Services (“HHS”) during the year ended December 31, 2020. Management has concluded that the Company met conditions of the grant funds and has recognized it as Grant income for the year ended December 31, 2020. The Company cannot predict the extent to which it will receive any such additional funds in future periods.

During the year ended December 31, 2020, the Company recognized revenue of $26,026, which was included in the beginning deferred revenue balance as of January 1, 2020. During the year ended December 31, 2019, the Company recognized revenue of $21,004, which was included in the beginning deferred revenue balance as of January 1, 2019.

During the year ended December 31, 2020, the Company updated its assessment of variable consideration for its existing contracts which resulted in a reduction to net revenue in the amount of $7,390. As of December 31, 2020, a total of $6,774 is included within deferred revenue related to variable consideration, of which $5,865 is classified as non-current as it will not be recognized within the next twelve months. During the year ended December 31, 2019, the Company updated its assessment of variable consideration for its existing contracts which did not have a material impact. The estimate of variable consideration is based on the Company’s assessment of historical, current, and forecasted performance.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

As summarized in the table below, the Company recorded contract assets and deferred revenue as a result of timing differences between the Company’s performance and the customer’s payment.

	December 31,
	2020	2019
Balances from contracts with customers:
Accounts receivable	$67,895	$33,601
Contract asset (included in prepaid expenses and other current assets)	513	600
Deferred revenue	43,590	27,024

The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company’s remaining performance obligation as of December 31, 2020, is expected to be recognized as follows:

	Less than	Greater
	or equal to	than
	12 months	12 months	Total
As of December 31, 2020	$5,107	$10,562	$15,669

6.	Cash Equivalents and Short-Term Marketable Securities

At December 31, 2020 and 2019, the Company’s cash equivalents and short-term marketable securities were as follows:

	December 31, 2020
		Gross
	Amortized	unrealized
	cost	gains (losses)	Fair value
Cash equivalents:
Money market fund	$50,761	$-	$50,761
Commercial paper	19,999		19,999
Total cash equivalents	70,760	-	70,760
Short-term marketable securities:
U.S. Treasury obligations	416,150	8	416,158
U.S. government agency securities	20,000	-	20,000
Commercial paper	133,865	-	133,865
Total short-term marketable securities	570,015	8	570,023
Total cash equivalents and short-term marketable securities	$640,775	$8	$640,783

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

	December 31, 2019
		Gross
	Amortized	unrealized
	cost	gains (losses)	Fair value
Cash equivalents:
Money market fund	$13,580	$-	$13,580
Commercial paper	4,997	-	4,997
Total cash equivalents	18,577	-	18,577
Short-term marketable securities:
U.S. Treasury obligations	48,930	38	48,968
Commercial paper	70,178	-	70,178
Total short-term marketable securities	119,108	38	119,146
Total cash equivalents and short-term marketable securities	$137,685	$38	$137,723

7.	Property and Equipment, net

Property and equipment consisted of the following:

	December 31,
	2020	2019
Leasehold improvements	118,434	$83,018
Computer software, including internal-use software	25,708	16,508
Computer equipment	21,502	16,653
Furniture and fixtures	11,805	7,359
Laboratory equipment	6,541	3,428
Construction in progress	8,550	12,288
	192,540	139,254
Less: Accumulated depreciation and amortization	(66,503)	(48,538)
	$126,037	$90,716

The Company capitalized $10,069, $6,914 and $3,466 in internal-use software development costs, and recognized depreciation expense related to these assets of $4,907, $3,152 and $2,137 during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, the net book value of internal-use software was $14,106 and $8,944, respectively. The Company had disposals in the ordinary course of business of $2,777, $6,466 and $2,735 during the years ended December 31, 2020, 2019 and 2018, respectively. The net loss on disposal was immaterial during the years ended December 31, 2020, 2019 and 2018, respectively. Total depreciation and amortization expense related to property and equipment for the years ended December 31, 2020, 2019 and 2018 was $22,301, $13,970 and $9,586, respectively. All long-lived assets are maintained in the United States.

The Company had immaterial financing leased assets held within computer equipment and computer software as of December 31, 2020 and 2019.

8.	Leases

Leases (under ASC 840)

Rent expense for the year ended December 31, 2018, was $13,810. Of this amount, $10,698 was recorded in practice expenses and $3,112 was recorded in general and administrative expenses for the year ended December 31, 2018.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Leases (under ASC 842)

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

Certain lease agreements include rental payments that are adjusted periodically for inflation or other variables. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. Such adjustments to rental payments and variable non-lease components are treated as variable lease payments and recognized in the period as incurred. Variable lease components and variable non-lease components are not measured as part of the right-of-use assets and lease liability. Only when lease components and their associated non-lease components are fixed are they recognized as part of the right-of-use assets and lease liability.

Most leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 7 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of December 31, 2020. Payments to be made in option periods are recognized as part of the right-of-use lease assets and lease liabilities when the Company is reasonably certain that the option to extend the lease will be exercised or the option to terminate the lease will not be exercised, or is not at the Company’s option. The Company determines whether the reasonably certain threshold is met by considering contract-, asset-, market-, and entity-based factors.

A portfolio approach is applied where appropriate to certain lease contracts with similar characteristics. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.

Certain of the Company’s furniture and fixtures and lab equipment are held under finance leases. Lease-related assets are included in property and equipment, net in the consolidated balance sheets and are immaterial as of December 31, 2020 and 2019.

The components of operating lease costs were as follows:

	Year Ended
	December 31,
	2020	2019
Operating lease costs	$25,250	$19,165
Variable lease costs	4,166	2,612
Total lease costs	$29,416	$21,777

Other information related to leases was as follows:

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Supplemental Cash Flow Information

	Year Ended
	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,735	$17,260

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$45,957	$57,621

Lease Term and Discount Rate

	As of
	December 31,
	2020	2019
Weighted-average remaining lease term (in years)	8.36	7.26
Weighted-average discount rate	7.60%	7.50%

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

Future minimum lease payments under non-cancellable operating leases as of December 31, 2020 were as follows (excluding the effect of lease incentives to be received that are recorded in prepaid expenses and other current assets of $5,563 which serve to reduce total lease payments):

Year Ended December 31,	As of December 31, 2020
2021	$29,866
2022	28,572
2023	27,763
2024	27,070
2025	25,071
Thereafter	97,247
Total lease payments	235,589
Less: interest	(64,557)
Total lease liabilities	$171,032

The amounts in the table above do not reflect payments for leases that have not yet commenced in the amount of $40,809.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

9.	Goodwill and Intangible Assets

The Company’s goodwill was generated from business acquisitions of various PCs and a business acquisition in 2016. There have been no changes to the goodwill carrying value during the years ended December 31, 2020 and 2019.

Intangible assets became fully amortized and were removed from the consolidated balance sheet as of December 31, 2020. The following summarizes the Company’s intangible assets and accumulated amortization as of December 31, 2019:

	December 31, 2019
	Original	Accumulated	Net Book
	Cost	Amortization	Value
Independent physician association agreements	$6,460	$(6,460)	$-
Non compete agreements	1,175	(1,152)	23
Customer relationships	200	(200)	-
Trade names	100	(100)	-
	$7,935	$(7,912)	$23

The Company recorded amortization expense of $23, $281 and $361 for the years ended December 31, 2020, 2019 and 2018, respectively. The intangible assets attributable to the PCs were amortized over five years. The intangible assets attributable to the medical practices were being amortized over the four-year term of the noncompete arrangements. The intangible assets attributable to a business acquisition in 2016 were being amortized over two to four years.

10.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2020	2019
Accrued employee compensation and benefits	$28,414	$13,929
Inventories received not yet invoiced	3,749	563
Construction in progress	811	3,844
Self-insurance programs	1,936	1,753
Legal and professional fees	1,486	1,032
Medical office and lab supplies	3,581	289
Other accrued expenses	6,550	3,453
Total	$46,527	$24,863

11.	Self-Insurance Reserves

The following table provides a rollforward of the insurance reserves related to the Company’s self-insurance program:

	December 31,
	2020	2019
Beginning balance	$1,753	$819
Losses paid	(16,394)	(10,867)
Reserves for current period	16,577	11,801
Ending balance	$1,936	$1,753

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

12.	Debt

Term Notes

In January 2013, the Company entered into a loan and security agreement with an institutional lender and with subsequent amendments for borrowings of $11,000 at an interest rate at the greater of prime plus 1.81% or 5.56%, (“the “LSA”). In connection with the LSA agreement, the Company issued to the lenders 494,833 warrants. Borrowings under the LSA were secured by substantially all of the Company’s properties, rights and assets, excluding intellectual property. On September 1, 2020, the term notes under the LSA matured and the remaining outstanding principal was repaid, plus accrued and unpaid interest.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded aggregate interest expense of $86, $469 and $801, respectively. The non-cash interest expense related to the accretion of debt discounts for common and redeemable convertible preferred stock warrants included in the aggregate interest expense for the years ended December 31, 2020, 2019 and 2018 was immaterial. The Company’s annual effective interest rate was approximately 6.0%, 7.2% and 6.7% for the years ended December 31, 2020, 2019 and 2018, respectively.

During the years ended December 31, 2020, 2019 and 2018, the Company made aggregate principal payments of $3,300, $4,400 and $3,300, respectively.

Convertible Senior Notes

In May 2020, the Company issued and sold $275,000 aggregate principal amount of 3.0% convertible senior notes due 2025 in a private offering exempt from the registration requirements of the Securities Act of 1933, and in June 2020, the Company issued an additional $41,250 aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option by the initial purchasers of the 2025 Notes. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 3.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The 2025 Notes will mature on June 15, 2025, unless earlier converted, redeemed or repurchased. The total net proceeds from the debt offering, after deducting the initial purchasers’ commissions and other issuance costs, were $306,868.

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

In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such a corporate event in certain circumstances. The Company may not redeem the 2025 Notes prior to June 20, 2023. The Company may redeem for cash all or any portion of the 2025 Notes, at the Company’s option, on or after June 20, 2023 and prior to March 15, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. During the year ended December 31, 2020, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of December 31, 2020 and are classified in long term liabilities in the consolidated balance sheet.

In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. As of the issuance date of the 2025 Notes, the liability component was initially measured at $240,637. The carrying amount of the equity component representing the conversion option was $75,635 and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (debt discount) is amortized to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 9.68%.

In accounting for the debt issuance costs of $9,374 related to the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes based on their relative values. Issuance costs attributable to the liability component were $7,132 and will be amortized to interest expense using the effective interest method over the contractual terms of the 2025 Notes. Issuance costs attributable to the equity component of $2,242 were netted with the equity component in additional paid-in capital.

The net carrying amount of the liability component of the 2025 Notes was as follows:

December 31,
2020
Principal	$316,250
Unamortized debt discount	(68,441)
Unamortized issuance costs	(6,576)
Net carrying amount	$241,233

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

The net carrying amount of the equity component of the 2025 Notes was as follows:

December 31,
2020
Debt discount related to value of conversion option	$75,635
Issuance costs	(2,242)
Net carrying amount	$73,393

The following table sets forth the interest expense recognized related to the 2025 Notes:

Year Ended December 31,
2020
Contractual interest expense	$5,587
Amortization of debt discount	7,194
Amortization of issuance costs	556
Total interest expense related to the 2025 Notes	$13,337

13.	Redeemable Convertible Preferred Stock Warrants

Warrants to purchase 5,573 shares of Series G redeemable convertible preferred stock were converted to preferred stock prior to the closing of the Company’s IPO. Upon the closing of the IPO, all redeemable preferred stock warrants were converted into warrants to purchase 667,668 shares of common stock.

As of December 31, 2019, outstanding redeemable convertible preferred stock warrants to purchase shares of redeemable convertible preferred stock consisted of the following:

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
	673,241

The grant date fair value of the redeemable convertible warrants was determined using a Black-Scholes model and was recorded as a redeemable convertible preferred stock warrant liability. The Company re-measured the liability associated with the redeemable convertible preferred stock warrants as of December 31, 2019 and determined that the fair value of the redeemable convertible preferred stock warrant liability was $7,220. Upon the closing of the IPO, the warrants to purchase shares of redeemable convertible preferred stock became exercisable and were automatically converted to warrants to purchase shares of common stock, at which time the Company adjusted the redeemable convertible preferred stock warrant liability to fair value at $13,740 (See Note 4, “Fair Value Measurements”). The Company recognized losses in connection with changes in the fair value of the redeemable convertible preferred stock warrant liability of $6,560, $3,519, and $1,877, within other (income) expense, net in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

14.	Preferred Stock and Redeemable Convertible Preferred Stock

Preferred Stock

As of December 31, 2020, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 10,000,000 shares of preferred stock, par value of $0.001 per share. As of December 31, 2020, there are no holders of the Company’s preferred stock.

Redeemable Convertible Preferred Stock

As of December 31, 2019, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 89,338,425 shares of redeemable convertible preferred stock, par value of $0.001 per share.

Upon the closing of the Company’s IPO, all shares of redeemable convertible preferred stock then outstanding were automatically converted into 86,257,242 shares of common stock. As of December 31, 2020, there are no holders of the Company’s redeemable convertible preferred stock.

As of December 31, 2019, redeemable convertible preferred stock consisted of the following:

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

Prior to the closing of the Company’s IPO, the holders of redeemable convertible preferred stock had the following rights and preferences:

Conversion

Each share of redeemable convertible preferred stock was convertible into shares of common stock on a one-for-one basis, subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization at the option of the stockholder and subject to adjustments in accordance with anti-dilution provisions. In addition, such shares would be converted automatically into common stock at the applicable conversion ratio then in effect for each series of redeemable convertible preferred stock upon the earlier of (i) the immediate closing of a firm commitment underwritten public offering of the Company’s common stock with gross proceeds to the Company of at least $50,000 or (ii) obtaining the affirmative vote of the holders of at least 65% of the outstanding shares of the redeemable convertible preferred stock (voting together as a single class on an as-if-converted basis), two-thirds of the then outstanding shares of Series G (voting as a separate series), a majority of the then outstanding

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

shares of Series H (voting as a separate series), and a majority of the outstanding shares of Series I (voting as a separate series) of the shares of redeemable convertible preferred stock outstanding at the time of such vote.

Voting Rights

Each share of redeemable convertible preferred stock had voting rights equivalent to the number of shares of common stock into which it was convertible. In addition, for so long as at least 1,000,000 shares of each class of redeemable convertible preferred stock remained outstanding, the holders of Series B, C, D, E, F and G redeemable convertible preferred stock, voting as a separate class, were each entitled to elect one director of the Company. As long as at least 1,000,000 shares of Series I remained outstanding, the holders of Series I were entitled to elect two directors of the Company. The holders of redeemable convertible preferred stock, together with the holders of common stock and voting as a single class, were entitled to elect the remaining directors of the Company by vote of a majority of such shares. In addition, in certain circumstances, certain actions related to major transactions were subject to a separate vote by Series I preferred stockholders in a more limited manner.

Dividends

Redeemable convertible preferred stockholders were entitled to receive noncumulative dividends if and as declared by the Board of Directors out of any assets legally available, prior to, and in preference to, any declaration or payment of any dividend on the common stock. The dividend rate for redeemable convertible preferred stock per share per annum was 6% for Series A, Series C, Series D and Series E and 8% for Series B, Series F, Series G, Series H and Series I of the original issue price.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company, a change in control, or a sale of substantially all of the Company’s assets, (“liquidation event”), each holder of a share of redeemable convertible preferred stock was entitled to receive, prior to, and in preference to, any distribution of any of the assets or property of the Company to the holders of the common stock, for each outstanding share of redeemable convertible preferred stock, an amount per share equal to $0.500 for Series A, $0.574 for Series B, $0.923 for Series C, $1.051 for Series D, $1.612 for Series E, $2.565 for Series F, $6.586 for Series G, $8.731 for Series H, and $12.43 for Series I, plus all declared and unpaid dividends. If, upon any such liquidation event, the assets of 1Life were insufficient to make payment in full to all holders of redeemable convertible preferred stock, then such assets would be first distributed to Series I holders, then distributed among the holders of redeemable convertible preferred stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be, respectively, entitled.

Redemption

The holders of the Company’s redeemable convertible preferred stock had no voluntary rights to redeem shares. A liquidation or winding up of the Company, a change in control, or a sale of substantially all of the Company’s assets would constitute a redemption event which may be outside of the Company’s control. Accordingly, these shares were considered contingently redeemable and were classified as temporary equity on the consolidated balance sheet.

15.	Common Stock

As of December 31, 2020 and 2019, the Company’s Certificate of Incorporation, as amended and restated, authorized the Company to issue 1,000,000,000 and 150,000,000 shares of common stock, respectively, par value of $0.001 per share. Each share of common stock is entitled to one vote.

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

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

The Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2020	2019
Conversion of outstanding shares of redeemable convertible preferred stock	-	86,251,669
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	-	673,241
Options outstanding under the Equity Incentive Plans	28,273,033	27,806,309
Unvested restricted stock	1,290,953	-
Options available for future issuance	9,855,031	1,350,202
	39,419,017	116,081,421

16.	Stock-Based Compensation and Employee Benefit Plans

Stock Incentive Plan

The Company has the following stock-based compensation plans: 2007 Equity Incentive Plan (the “2007 Plan”), the 2017 Equity Incentive Plan (the “2017 Plan”), and the 2020 Equity Incentive Plan (the “2020 Plan", and, together with the 2007 Plan and the 2017 Plan, the “Plans”).

In January 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan, which took effect upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The 2020 Plan is intended as the successor to and continuation of the 2007 Plan and the 2017 Plan. No additional stock awards will be granted under these prior plans. The number of shares of common stock reserved for issuance under the Company’s 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021, and continuing through and including January 1, 2030, by 4% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s board prior to the applicable January 1st. The number of shares issuable under the Plans is adjusted for capitalization changes, forfeitures, expirations and certain share reacquisitions. The Plan provides for the grants of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, and restricted stock unit awards (“RSUs”). ISOs may be granted only to employees, including officers. All other awards may be granted to employees, including officers, non-employee directors and consultants. The 2020 Plan provides that grants of ISOs will be made at no less than the estimated fair value of common stock, as determined by the Board of Directors, at the date of grant. Stock options granted to employees and nonemployees under the Plans generally vest over four years. Options granted under the Plans generally expire ten years after the date of grant.

At December 31, 2020, 7,404,593 shares were available for future grants.

2020 Employee Stock Purchase Plan

In January 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (“ESPP”) Plan. The 2020 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The Company has initially reserved 2,800,000 shares of common stock for issuance under the 2020 ESPP. The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the lesser of (1) 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding fiscal year, (2) 2,800,000 shares, and (3) a number of shares determined by the Company’s board. At December 31, 2020, 2,450,438 shares were available for future issuance.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

The ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share, subject to limitations imposed by federal income tax regulations. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the first or last day of the offering period, whichever is lower. The initial offering period ran from January 31, 2020 to August 15, 2020 and the second offering period ran from August 16, 2020 to November 15, 2020. On a going forward basis, the ESPP will provide for separate six-month offering periods beginning on May 16 and November 16 of each year.

During the year ended December 31, 2020, the Company’s employees purchased approximately 350,000 shares under the ESPP at a weighted-average price of $13.83 per share. The stock-based compensation expense recognized for the ESPP was $2,058 during the year ended December 31, 2020.

The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP:

Year Ended December 31,
2020
Expected term in years	0.3 - 0.5
Expected stock price volatility	53.7% - 63.5%
Risk-free interest rate	0.1% - 1.5%
Expected dividend yield	0.0%

At December 31, 2020, there was $902 in unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over a period of 0.4 years.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Stock Options

The following table summarizes stock option activity under the Plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2017	23,826,773	$4.07	8.51	$14,071
Granted	4,591,384	5.45
Exercised	(3,767,795)	3.98
Canceled	(3,146,367)	4.58
Outstanding as of December 31, 2018	21,503,995	$4.30	8.00	$74,546
Granted	7,702,397	10.39
Exercised	(815,959)	3.73
Canceled	(584,124)	5.99
Outstanding as of December, 2019	27,806,309	$5.97	7.76	$207,956
Granted	380,572	22.32
Exercised	(8,122,909)	4.39
Canceled	(436,762)	8.06
Market-based stock options granted	8,645,823	43.31
Outstanding as of December, 2020	28,273,033	$18.03	8.20	$724,339

Options exercisable as of December 31, 2020	9,607,761	$5.20	6.81	$369,432
Options vested and expected to vest as of December 31, 2020	17,137,578	$6.53	7.30	$636,227

The aggregate intrinsic value of service-based options exercised for the years ended December 31, 2020, 2019 and 2018 was $206,143, $4,998 and $17,715, respectively.

At December 31, 2020 and 2019, there was $12,983 and $22,156, respectively, in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.9 years and 2.2 years, respectively.

Fair Value of Stock Options Granted

The fair value of stock option grants with service-based vesting conditions is estimated using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

We estimated the fair value of stock option grants with service-based vesting conditions using a Black-Scholes option pricing model with the following assumptions presented on a weighted-average basis:

	Year Ended December 31,
	2020	2019	2018
Expected term in years	6.0	6.3	6.0
Expected stock price volatility	57.4%	44.8%	47.7%
Risk-free interest rate	0.9%	1.9%	2.9%
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value per option granted	$11.88	$4.78	$2.64

The fair value of stock option grants with service-based vesting conditions for the years ended December 31, 2020, 2019 and 2018 was $4,519, $36,785 and $12,137, respectively.

Market-based Stock Options

During the year ended December 31, 2020, the Board of Directors (“Board”) approved the grant of a long-term market-based stock option (the “Performance Stock Option”) to the Company’s Chief Executive Officer and President. The Performance Stock Option was granted to acquire up to 8,645,823 shares of the Company’s common stock upon exercise. The Performance Stock Option consists of four separate tranches and each tranche will vest over a seven-year time period and only if the Company’s stock price sustains achievement of pre-determined increases for a period of 90 consecutive calendar days and the Chief Executive Officer remains employed with the Company. The exercise price per share of the Stock Option is the closing price of a share of the Company’s common stock on the date of grant. The vesting of the Performance Stock Option can also be triggered upon a change in control. The following table presents additional information relating to each tranche of the Performance Stock Option:

Tranche	Stock Price Milestone	Number of Options
Tranche 1	$55 per share	1,330,127
Tranche 2	$70 per share	1,995,190
Tranche 3	$90 per share	2,660,253
Tranche 4	$110 per share	2,660,253

The grant date fair value of the Performance Stock Option is determined using a Monte Carlo simulation that incorporates estimates of the potential outcomes of the market condition on the grant with the following assumptions:

Year Ended December 31,
2020
Derived service period in years	1.16 - 3.09
Expected stock price volatility	55.0%
Risk-free interest rate	0.7%
Expected dividend yield	0.0%
Weighted-average fair value per option granted	$22.84

The Company will recognize aggregate stock-based compensation expense of $197,469 over the derived service period of each tranche using the accelerated attribution method as long as the service-based vesting conditions are satisfied. If the market conditions are achieved sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company recorded stock-based compensation expense of $490 related to the award for the year ended December 31, 2020,

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

which is included in general and administrative on the consolidated statements of operations. Unamortized stock-based compensation expense related to the award was $196,978 as of December 31, 2020.

Restricted Stock Units

In March 2016, the Company issued 150,000 shares of restricted stock pursuant to a purchase agreement that was subject to a twenty-four-month pro-rata vesting period with any unvested shares forfeited upon termination of the employees. The fair value of these shares was recorded as stock-based compensation expense in the Company’s consolidated financial statements.

The following table summarizes restricted stock unit activity under the Plans:

	Number of	Grant Date
	Shares	Fair Value
Unvested and outstanding as of December 31, 2017	2,083	$6.19
Granted	-
Vested	(2,083)	6.19
Canceled and forfeited	-
Unvested and outstanding as of December 31, 2018	-	$-
Granted	-
Vested	-
Canceled and forfeited	-
Unvested and outstanding as of December 31, 2019	-	$-
Granted	1,490,274	21.52
Vested	(65,023)	15.00
Canceled and forfeited	(134,298)	18.74
Unvested and outstanding as of December 31, 2020	1,290,953	$22.14

The fair value of restricted stock units granted for the year ended December 31, 2020 was $32,071. As of December 31, 2020, there was $11,779 in unrecognized compensation expense related to restricted stock units, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.9 years. As of December 31, 2019, there was no unrecognized compensation expense related to restricted stock granted by the Company.

Stock-Based Compensation Expense

Total stock-based compensation expense for employees and nonemployees recognized by the Company for the years ended December 31, 2020, 2019 and 2018, was $35,095, $14,877 and $21,181, respectively. A tax benefit of $53,749, $707 and $3,946 for the years ended December 31, 2020, 2019 and 2018, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities.

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2020	2019	2018
Sales and marketing	$2,385	$1,256	$552
General and administrative	32,710	13,621	20,629
Total	$35,095	$14,877	$21,181

For the year ended December 31, 2020, 1,589,798 options held by a named executive officer that were subject to immediate vesting upon the execution of the IPO underwriting agreement vested and accordingly, $3,506 of stock-based compensation expense was recognized.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

In connection with the common stock repurchase and retirement in October 2018 (See Note 15, “Common Stock”), the Company recorded stock-based compensation expense for the year ended December 31, 2018 of $7,239 of which $208 is included in sales and marketing and $7,031 is included in general and administrative on the consolidated statements of operations and in the table above.

Employee Benefit Plan

Effective January 1, 2007, the Company adopted a 401(k) plan that is available to all full-time employees over the age of 18, who have been employed at least three months with the Company. Eligible employees may contribute up to 60% of their annual compensation to the 401(k) plan, subject to limitations imposed by federal income tax regulations. The Company matches 50% of the first 3% of amounts contributed by employees, subject to limitations by federal income tax regulations. The Company’s contribution was $5,051, $3,618, and $1,764 for the years ended December 31, 2020, 2019 and 2018, respectively.

17.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$869	$1	$2
State	1,664	86	23
Total current	2,533	87	25
Deferred:
Federal	(1,895)	—	—
State	(761)	—	—
Total deferred	(2,656)	—	—
Total provision for (benefit from) income taxes	$(123)	$87	$25

The following table reconciles the Federal statutory income tax provision to the Company’s effective income tax provision. Amounts may not sum due to rounding.

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
Valuation allowance	(49.8)%	(12.6)%	(16.9)%
Section 382 limitations	0.0%	(10.0)%	0.0%
State income tax expense	(6.3)%	(1.4)%	(1.4)%
Stock-based compensation	38.6%	4.5%	(1.1)%
Warrant fair value adjustment	(1.5)%	(1.4)%	(0.9)%
Other, net	(1.8)%	(0.3)%	(0.9)%
Effective income tax rate	0.1%	(0.2)%	(0.1)%

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities at December 31, 2020 and 2019 were comprised of the following:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss and credit carryforwards	$114,662	$53,070
Reserves and allowances	1,713	-
Basis difference in fixed and intangible assets	72	73
Stock-based compensation	11,970	8,874
Lease liability	52,045	40,122
Section 163(j) interest	2,750	1,352
Total gross deferred tax assets	183,212	103,491
Valuation allowance	(113,770)	(66,535)
Total deferred tax assets	69,442	36,956
Deferred tax liabilities:
Basis difference in fixed and intangible assets	(3,460)	(2,426)
Right-of-use assets	(42,249)	(32,651)
Capitalized commissions	(250)	(52)
Reserves and allowances	-	(1,827)
Convertible note debt discount	(20,827)	-
Total deferred tax liabilities	(66,786)	(36,956)
Net deferred tax assets	$2,656	$-

Of the total deferred tax assets, none are related to the noncontrolling interest as of December 31, 2020 and 2019, respectively.

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered, including the Company’s current and past performance, the market environments in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, as well as tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not, that most of the deferred tax assets may not be realized; and accordingly, as of December 31, 2020, the Company has provided a partial valuation allowance against its deferred tax assets in entities with recent cumulative losses. A full valuation allowance was established against all the deferred tax assets as of December 31, 2019. The change in total valuation allowance was an increase of $47,235 and $5,483 for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, the Company had net operating loss carryforwards for federal and state and local income tax purposes of $398,150 and $465,206, respectively, which are available to reduce future income subject to income taxes. Federal net operating losses generated after 2017, of $261,434, do not expire. The remaining federal and state net operating loss carry forwards will begin to expire, if not used, at various dates beginning in tax year 2025 and 2024, respectively.

As of December 31, 2020, the Company had no federal credits and state credit carryforwards of $480 which are available to reduce future income tax. Some of the state credit carryforwards will begin to expire, if not used, in tax year 2023.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Utilization of some of the federal, state and local net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state and local provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2018, on 1Life ownership history. The net federal operating losses carryforwards of $344,258 and state and local net operating loss carryforwards of $381,753 generated by 1Life are not expected to expire unutilized as a result of ownership changes identified through December 31, 2018. The Company has identified $25,215 and $31,704 of federal and state net operating losses, respectively, in the PCs that will expire unused due to ownership changes in the non-controlling interests. State credits of $71 will not be able to be utilized due to ownership change limitations in the PCs.

Intended to provide economic relief to those impacted by the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 and includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer paid portion of social security taxes. The CARES Act did not have a material impact on the Company’s income taxes.

On June 29, 2020, California Governor Newsom signed into law the state’s budget package which included Assembly Bill 85 (“AB 85”). AB 85 contained two major tax changes: (1) the suspension of net operating loss (“NOLs”) utilization for certain taxpayers; and (2) the limitation of certain business tax credits for tax years 2020, 2021 and 2022. AB 85 resulted in an additional $105 of current expense to the Company’s state income tax provision.

The Company has analyzed its filing positions in all significant Federal and State jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. As of December 31, 2020 and 2019, the Company had no uncertain tax positions. The Company’s tax returns continue to remain subject to examination by U.S. federal and state taxing authorities for effectively all years since inception due to net operating loss carryforwards. The Company is not currently under examination in any jurisdictions.

18.	Net Loss Per Share

Net Loss Per Share Attributable to 1Life Healthcare, Inc. Stockholders

Basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders were calculated as follows:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(89,421)	$(53,695)	$(45,501)
Less: Net loss attributable to noncontrolling interest	(704)	(1,141)	(1,086)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(88,717)	$(52,554)	$(44,415)

Denominator:
Weighted average common shares outstanding— basic and diluted	118,379,300	18,476,127	16,735,541
Net loss per share attributable to 1Life Healthcare, Inc. stockholders— basic and diluted	$(0.75)	$(2.84)	$(2.65)

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

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	28,273,033	27,806,309	21,503,995
Unvested restricted stock	1,290,953	-	-
Redeemable convertible preferred stock (as converted to common stock)	-	86,251,669	86,251,669
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	-	673,241	673,241
	29,563,986	114,731,219	108,428,905

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

19.	Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2020 and 2019, the Company has not incurred any material costs as a result of such indemnifications.

Legal Matters

In May 2018, a class action complaint was filed by two former members against the Company in the Superior Court of California for the County of San Francisco, or the Court, alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. In September 2018, the Company filed a motion to compel the plaintiffs to individually arbitrate their claims, which motion was granted as to one plaintiff and denied as to the other. The Company is appealing the denial of its motion to compel arbitration and filed its appellate brief in November 2019. Appellate proceedings are delayed due to COVID-related court shutdowns. An arbitrator conducted arbitration between the Company and the plaintiff, and in June 2020, issued a decision that the arbitration agreement is unenforceable against the plaintiff. The Company filed its challenge to the arbitrator’s decision in August 2020. The trial court upheld the arbitrator’s decision, and the appellate court denied the Company’s writ petition for review. The Company answered the complaint in November 2020, denying the allegations and asserting various defenses. In light

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

of, among other things, the early stage of the litigation, the Company is unable to make an estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. Legal fees, net of amounts recoverable from the Company’s insurance provider, have been recorded as general and administrative expenses in the consolidated statements of operations. Additional attorney’s fees in excess of those covered will be expensed as incurred.

In addition, from time to time, the Company has been and may be involved in various legal proceedings arising in the ordinary course of business. The Company currently believes that the outcome of these legal proceedings, either individually or in the aggregate, will not have a material effect on its consolidated financial position, results of operations or cash flows.

Government Inquiries and Investigations

In March 2021, the Company received (i) requests for information and documents from the United States House Select Subcommittee on the Coronavirus Crisis and (ii) a request for information from the California Attorney General and the Alameda County District Attorney’s Office relating to the Company’s provision of COVID-19 vaccinations. The Company has also received inquiries from state and local public health departments regarding its vaccine administration practices. The Company is cooperating with these requests and is unable to predict the outcome or timeline of these matters at this time or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances.

Sales and Use Tax

During 2017 and 2018, a state jurisdiction engaged in an audit of 1Life’s sales and use tax records applicable to that jurisdiction from March 2011 through February 2017. As of December 31, 2020, the Company estimated a probable loss from the audit and recorded the estimate in accrued expenses related to one aspect of the finding, including interest and penalties. The Company disputes the other finding representing the majority of the state’s proposed audit change and has filed a notice of appeal. An administrative law judge with the state’s tax division conducted a hearing on the appeal in October 2020. A decision from the judge is expected to be issued in the second half of 2021. At this time, the Company believes it has a compelling basis to dispute the audit finding and it is not able to estimate the amount of loss or range of loss, if any, related to this matter.

20.	Related Party Transactions

Certain of the Company’s investors are also customers of the Company. The Company recognized revenue under contractual obligations from such customers of $2,093, $27,748 and $22,273 for the years ended December 31, 2020, 2019 and 2018, respectively. The outstanding receivable balance from such customers was immaterial as of December 31, 2020 and was $2,344 as of December 31, 2019.

21.	Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2020 and fiscal 2019. The information for each of these eight quarters has been prepared on the same basis as the audited annual consolidated financial statements included in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods in accordance with generally accepted accounting principles, or GAAP.

1LIFE HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

This data should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of the Company’s operating results for a full year or any future period.

	For the Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(unaudited)
Net revenue	$78,756	$78,000	$101,667	$121,800
Loss from operations	$(29,028)	$(28,713)	$(10,822)	$(2,796)
Net loss	$(34,558)	$(30,301)	$(16,415)	$(8,147)
Less: Net loss attributable to noncontrolling interests	(704)	-	-	-
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(33,854)	$(30,301)	$(16,415)	$(8,147)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.40)	$(0.24)	$(0.13)	$(0.06)

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(unaudited)
Net revenue	$63,010	$66,233	$69,629	$77,386
Loss from operations	$(8,163)	$(11,310)	$(15,678)	$(18,962)
Net loss	$(7,044)	$(11,488)	$(15,645)	$(19,518)
Less: Net loss attributable to noncontrolling interests	(374)	(287)	(388)	(92)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(6,670)	$(11,201)	$(15,257)	$(19,426)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.37)	$(0.61)	$(0.82)	$(1.03)