Form 10-Q
period 2021-03-31
1Life Healthcare Inc
filed 2021-05-17
CIK 1404123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-39203
1LIFE HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0707204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Embarcadero Center, Suite 1900
San Francisco, CA 94111
(Address of principal executive offices and zip code)

(415) 814-0927
(Registrant’s telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2021, the registrant had 137,443,602 shares of common stock, $0.001 par value per share, outstanding.

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
i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$402,721	$112,975
Short-term marketable securities	300,831	570,023
Accounts receivable, net	58,943	67,895
Inventories	4,635	7,113
Prepaid expenses and other current assets	23,530	16,693
Total current assets	790,660	774,699
Restricted cash	1,911	1,911
Property and equipment, net	135,757	126,037
Right-of-use assets	150,770	138,840
Goodwill	21,301	21,301
Deferred income taxes	2,656	2,656
Other assets	5,718	5,546
Total assets	$1,108,773	$1,070,990
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,961	$12,654
Accrued expenses	56,684	46,527
Deferred revenue, current	47,458	35,966
Operating lease liabilities, current	19,176	17,418
Other current liabilities	8,806	4,861
Total current liabilities	143,085	117,426
Operating lease liabilities, non-current	165,652	153,614
Convertible senior notes	308,438	241,233
Deferred revenue, non-current	7,182	7,624
Other non-current liabilities	2,605	2,618
Total liabilities	626,962	522,515
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.001 par value, 1,000,000 and 1,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 137,297 and 134,472 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	137	134
Additional paid-in capital	884,529	918,118
Accumulated deficit	(402,875)	(369,785)
Accumulated other comprehensive income	20	8
Total stockholders' equity	481,811	548,475
Total liabilities and stockholders' equity	$1,108,773	$1,070,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenue	$121,352	$78,756
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	70,092	51,550
Sales and marketing	12,689	11,155
General and administrative	64,345	39,866
Depreciation and amortization	6,607	5,213
Total operating expenses	153,733	107,784
Loss from operations	(32,381)	(29,028)
Other income (expense), net:
Interest income	105	1,035
Interest expense	(2,843)	(54)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(6,560)
Total other expense, net	(2,738)	(5,579)
Loss before income taxes	(35,119)	(34,607)
Provision for (benefit from) income taxes	4,199	(49)
Net loss	(39,318)	(34,558)
Less: Net loss attributable to noncontrolling interest	—	(704)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(39,318)	$(33,854)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.29)	$(0.40)
Weighted average common shares outstanding — basic and diluted	136,516	84,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(39,318)	$(34,558)
Other comprehensive loss:
Net unrealized gain on short-term marketable securities	12	44
Comprehensive loss	(39,306)	(34,514)
Less: Comprehensive loss attributable to noncontrolling interest	—	(704)
Comprehensive loss attributable to 1Life Healthcare, Inc. stockholders	$(39,306)	$(33,810)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit) Attributable to 1Life Healthcare, Inc. Stockholders	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	—	$—	134,472	$134	$918,118	$(369,785)	$8	$548,475	$—	$548,475
Impact of adoption of ASU 2020-06					(73,393)	6,656		(66,737)		(66,737)
Impact of adoption of ASC 326						(428)		(428)		(428)
Exercise of stock options			2,584	3	13,476			13,479		13,479
Issuance of common stock for settlement of RSUs			241		—			—		—
Stock-based compensation expense					26,328			26,328		26,328
Net unrealized gain on short-term marketable securities							12	12		12
Net loss						(39,318)		(39,318)	—	(39,318)
Balances at March 31, 2021	—	$—	137,297	$137	$884,529	$(402,875)	$20	$481,811	$—	$481,811

	Three Months Ended March 31, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit) Attributable to 1Life Healthcare, Inc. Stockholders	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	86,252	$402,488	18,952	$19	$93,945	$(281,068)	$38	$(187,066)	$3,035	$(184,031)
Exercise of redeemable convertible preferred stock warrant	5	76						—		—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(86,257)	(402,564)	86,257	86	402,478			402,564		402,564
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $23,631			20,125	20	258,099			258,119		258,119
Fair value adjustment to redeemable convertible preferred stock warrants upon conversion into common stock warrants					13,740			13,740		13,740
Exercise of stock options			294	—	1,534			1,534		1,534
Exercise of common stock warrants			11	—	73			73		73
Cashless exercise of common stock warrants			464	1	—			1		1
Stock-based compensation expense					10,325			10,325		10,325
Net unrealized gain on short-term marketable securities							44	44		44
Net loss						(33,854)		(33,854)	(704)	(34,558)
Balances at March 31, 2020	—	$—	126,103	$126	$780,194	$(314,922)	$82	$465,480	$2,331	$467,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(39,318)	$(34,558)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	(60)	150
Depreciation and amortization	6,607	5,213
Amortization of debt discount and issuance costs	468	—
Accretion of discounts and amortization of premiums on short-term investments, net	199	(298)
Change in fair value of redeemable convertible preferred stock warrant liability	—	6,560
Reduction of operating lease right-of-use assets	4,156	3,177
Stock-based compensation	26,328	10,325
Other non-cash items	202	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	8,583	(9,375)
Inventories	2,478	(502)
Prepaid expenses and other current assets	(4,870)	(2,225)
Other assets	(171)	(232)
Accounts payable	(1,248)	(4,022)
Accrued expenses	8,168	2,552
Deferred revenue	11,050	12,439
Operating lease liabilities	(4,434)	(2,411)
Other liabilities	3,946	508
Net cash provided by (used in) operating activities	22,084	(12,700)
Cash flows from investing activities:
Purchases of property and equipment	(14,808)	(20,458)
Purchases of short-term marketable securities	(69,995)	(47,573)
Proceeds from sales and maturities of short-term marketable securities	339,000	101,314
Net cash provided by investing activities	254,197	33,283
Cash flows from financing activities:
Proceeds from initial public offering	—	281,750
Payment of underwriting discount and commissions, and offering costs	—	(20,609)
Proceeds from the exercise of stock options	13,479	1,534
Proceeds from the exercise of redeemable convertible preferred and common stock warrants	—	110
Repayment of notes payable	—	(1,100)
Payment of principal portion of finance lease liability	(14)	(11)
Net cash provided by financing activities	13,465	261,674
Net increase in cash, cash equivalents and restricted cash	289,746	282,257
Cash, cash equivalents and restricted cash at beginning of period	115,005	29,329
Cash, cash equivalents and restricted cash at end of period	$404,751	$311,586
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$6,115	$6,615
Offering costs included in accounts payable and accrued expenses	$—	$713

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(unaudited)

1.Nature of the Business and Basis of Presentation
1Life Healthcare, Inc. (“1Life”) was incorporated in Delaware on July 25, 2002. 1Life’s headquarters are located in San Francisco, California. 1Life has developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. 1Life is also an administrative and managerial services company that provides services pursuant to contracts with physician-owned professional corporations (“PCs”) or “One Medical Entities” that provide medical services in-office and virtually. 1Life and the One Medical Entities are collectively referred to herein as the “Company” and operate under the brand name One Medical.
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which include the accounts of 1Life and variable interest entities (“VIE”) in which 1Life has an interest and is the primary beneficiary (see Note 3, “Variable Interest Entities”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest attributable to the Company’s variable interest entities are presented as a separate component of equity in the condensed consolidated balance sheets. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly state its condensed consolidated financial position, results of operations, comprehensive loss and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 17, 2021 (the “Form 10-K”).
Use of Estimates
The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP and regulations of the SEC requires management to make estimates and assumptions that affect the amount reported in the condensed consolidated financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition, determination of useful lives for property and equipment, intangible assets including goodwill, capitalized internal-use software, allowance for doubtful accounts, self-insurance reserves, valuation of common stock, stock options valuations, convertible senior notes fair value, contingent liabilities and income taxes. Actual results could differ materially from those estimates.
Due to the COVID-19 global pandemic, the global economy and financial markets have been disrupted and there continues to be a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or an adjustment to the carrying value of its assets or liabilities. The accounting estimates and other matters assessed include, but were not limited to, revenue recognition, allowance for doubtful accounts and goodwill and other long-lived assets. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”) during the three months ended March 31, 2021. See Note 5, “Revenue Recognition”.
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
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	March 31,	December 31,	March 31,	December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$402,721	$112,975	$309,647	$27,390
Restricted cash, current (included in prepaid expenses and other current assets)	119	119	17	17
Restricted cash, non-current	1,911	1,911	1,922	1,922
Total cash, cash equivalents, and restricted cash	$404,751	$115,005	$311,586	$29,329
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the company to concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. The Company’s cash balances with individual banking institutions might be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds and commercial paper. The Company’s marketable securities are invested in U.S. Treasury obligations, U.S. government agency securities, foreign government bonds and commercial paper. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities. The Company grants unsecured credit to patients, most of whom reside in the service area of the One Medical facilities and are largely insured under third-party payer agreements. The Company’s concentration of credit risk is limited by the diversity, geography and number of patients and payers.
The table below presents the customers that individually represented 10% or more of the Company’s accounts receivable, net balance as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020
Customer A	10%	*
Customer E	11%	12%
Customer F	18%	24%
Customer H	16%	16%
* Represents percentages below 10% of the Company’s accounts receivable in the period.
The table below presents the customers that individually represented 10% or more of the Company’s net revenue for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Customer A	12%	13%
Customer E	*	11%
Customer F	12%	11%
* Represents percentages below 10% of the Company’s net revenue in the period.

2.Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” in Item 15 of its Form 10-K for the fiscal year ended December 31, 2020.

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
Recently Adopted Pronouncements as of March 31, 2021
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments and also increases information transparency by making disclosure amendments. The standard is effective for private companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.
The Company early adopted this standard on January 1, 2021 on a modified retrospective basis. Under previous GAAP, instruments that may be partially settled in cash were in the scope of the “cash conversion” model, which required conversion features to be separately reported in equity. Upon the adoption of ASU 2020-06, the cash conversion model was eliminated and the Company no longer separates its convertible senior notes (“the 2025 Notes”) into liability and equity components and instead accounts for the 2025 Notes as a single liability instrument. As a result, there is no longer a debt discount or subsequent amortization to be recognized as interest expense. Further, ASU 2020-06 requires the use of the if-converted method for diluted earnings per share calculation, and no longer allows the use of the treasury stock method for instruments with flexible settlement arrangements. Under the previous treasury stock method, only the excess of the average stock price of the Company’s common stock for the reporting period over the conversion price was used in determining the impact to the diluted earnings per share denominator. Under the current if-converted method, all underlying shares shall be included in the denominator regardless of the average stock price for the reporting period, in addition to adding back to the numerator the related interest expense from the stated coupon and the amortization of issuance costs, if dilutive.
The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Accordingly, the cumulative-effect adjustment to the opening balance of accumulated deficit as of January 1, 2021 was as follows:

	December 31, 2020 As Reported	Effect of the Adoption of ASU 2020-06	January 1, 2021 As Adjusted
Liabilities
Convertible senior notes	$241,233	$66,737	$307,970
Stockholders' Equity
Additional paid-in capital	918,118	(73,393)	844,725
Accumulated deficit	(369,785)	6,656	(363,129)
The impact of adoption on the condensed consolidated statements of operations for the three months ended March 31, 2021 was primarily a reduction of non-cash interest expense of $3,169. The reduction in interest expense decreased the net loss attributable to common stockholders and decreased the basic net loss per share. The required use of the if-converted method for earnings per share does not impact the diluted net loss per share as long as the Company is in a net loss position. The adoption had no impact on the condensed consolidated statement of cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance (collectively, Topic 326). Topic 326 replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company early adopted the standard on January 1, 2021 using a modified retrospective approach with no material impact to the condensed consolidated financial statements. The adoption of the standard did not significantly change the Company's approach to the valuation of trade receivables. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including historical losses adjusted for current market conditions, the Company's customers' financial condition, delinquency trends, aging behaviors of receivables and credit and liquidity indicators for industry groups, and future market and economic conditions. As of March 31, 2021, the allowance for credit losses was not material. For available-for-sale debt securities with unrealized losses, the standard limits the amount of credit losses to be recognized to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. As of March 31, 2021, there were no available-for sale debt securities allowance for credit losses.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The Company adopted the standard on January 1, 2021 on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2021
There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to the Company as of March 31, 2021.

3.Variable Interest Entities
1Life’s agreements with the PCs generally consist of both Administrative Services Agreements (“ASAs”), which provide for various administrative and management services to be provided by 1Life to the PC, and Succession Agreements, which provide for transition of ownership of the PCs under certain conditions.
The ASAs typically provide that the term of the arrangements is ten years with automatic renewal for successive one-year terms, subject to termination by 1Life or the PC in certain specified circumstances. The outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed by 1Life (or the PC in one instance) under the terms of the Succession Agreements or other shareholders who are also subject to the terms of the Succession Agreements. 1Life has the right to receive income as an ongoing administrative fee in an amount that represents the fair value of services rendered and has provided all financial support through loans to the PCs. 1Life has exclusive responsibility for the provision of all nonmedical services including facilities, technology and intellectual property required for the day-to-day operation and management of each of the PCs, and makes recommendations to the PC in establishing the guidelines for the employment and compensation of the physicians and other employees of the PCs. In addition, the agreements provide that 1Life has the right to designate a person(s) to purchase the stock of the PCs for a nominal amount in the event of a succession event. Based upon the provisions of these agreements, 1Life determined that the PCs are variable interest entities due to its equity holder having insufficient capital at risk, and 1Life has a variable interest in the PCs.
The contractual arrangement to provide management services allows 1Life to direct the economic activities that most significantly affect the PC. Accordingly, 1Life is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support 1Life provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the current assets and liabilities included in the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $47,859 and $35,590, respectively, as of March 31, 2021 and $48,182 and $31,462, respectively, as of December 31, 2020. The PCs did not have noncurrent assets or liabilities.

4.Fair Value Measurements and Investments
Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$339,708	$—	$—	$339,708
Short-term investments:
U.S. Treasury obligations	145,898	—	—	145,898
Foreign government bonds	—	5,075	—	5,075
Commercial paper	—	149,858	—	149,858
Total financial assets	$485,606	$154,933	$—	$640,539

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$50,761	$—	$—	$50,761
Commercial paper	—	19,999	—	19,999
Short-term investments:
U.S. Treasury obligations	416,158	—	—	416,158
U.S. government agency securities	20,000	—	—	20,000
Commercial paper	—	133,865	—	133,865
Total financial assets	$486,919	$153,864	$—	$640,783
During the three months ended March 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Convertible Senior Notes
The Company has $316,250 aggregate principal amount outstanding of 3.0% convertible senior notes due in 2025 (the “2025 Notes”). Please refer to Note 7, “Convertible Senior Notes” for further details on the 2025 Notes.
The fair value of the 2025 Notes was $378,273 and $397,472 as of March 31, 2021 and December 31, 2020, respectively. The fair value was determined based on the closing trading price of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 measurement as they are not actively traded.

Investments
At March 31, 2021 and December 31, 2020, the Company’s cash equivalents and short-term marketable securities were as follows:

	March 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$339,708	$—	$339,708
Short-term marketable securities:
U.S. Treasury obligations	145,876	22	145,898
Foreign government bonds	5,077	(2)	5,075
Commercial paper	149,858	—	149,858
Total short-term marketable securities	300,811	20	300,831
Total cash equivalents and short-term marketable securities	$640,519	$20	$640,539

	December 31, 2020
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$50,761	$—	$50,761
Commercial paper	19,999	—	19,999
Total cash equivalents	70,760	—	70,760
Short-term marketable securities:
U.S. Treasury obligations	416,150	8	416,158
U.S. government agency securities	20,000	—	20,000
Commercial paper	133,865	—	133,865
Total short-term marketable securities	570,015	8	570,023
Total cash equivalents and short-term marketable securities	$640,775	$8	$640,783

5.Revenue Recognition
The following table summarizes the Company’s net revenue by primary source:

	Three Months Ended March 31,
	2021	2020
Net revenue:
Net patient service revenue	$44,462	$34,086
Partnership revenue	54,931	29,455
Total net patient service and partnership revenue	99,393	63,541
Membership revenue	20,196	15,215
Grant income	1,763	—
Net revenue	$121,352	$78,756

Net patient service revenue is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. The following table summarizes net patient service revenue by source:

	Three Months Ended March 31,
	2021	2020
Net patient service revenue:
Commercial and government third-party payers	$42,235	$29,891
Patients, including self-pay, insurance co-pays and deductibles	2,227	4,195
Net patient service revenue	$44,462	$34,086
The CARES Act was enacted on March 27, 2020 to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant of $1,763 from the Provider Relief Fund administered by the Health and Human Services ("HHS") during the three months ended March 31, 2021. Management has concluded that the Company met conditions of the grant funds and has recognized it as Grant income for the three months ended March 31, 2021.
During the three months ended March 31, 2021, the Company recognized revenue of $14,321, which was included in the beginning deferred revenue balance as of January 1, 2021. During the three months ended March 31, 2020, the Company recognized revenue of $9,441, which was included in the beginning deferred revenue balance as of January 1, 2020, respectively.
As of March 31, 2021, a total of $6,571 is included within deferred revenue related to variable consideration, of which $5,613 is classified as non-current as it will not be recognized within the next twelve months. The estimate of variable consideration is based on the Company’s assessment of historical, current, and forecasted performance.
As summarized in the table below, the Company recorded contract assets and deferred revenue as a result of timing differences between the Company’s performance and the customer’s payment.

	March 31,	December 31,
	2021	2020
Balances from contracts with customers:
Accounts receivable	$58,943	$67,895
Contract asset (included in prepaid expenses and other current assets)	990	513
Deferred revenue	54,640	43,590
The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company’s remaining performance obligation as of March 31, 2021, is expected to be recognized as follows:

	Less than or equal to 12 months	Greater than 12 months	Total
As of March 31, 2021	$4,116	$9,723	$13,839

6.Leases
Most leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 7 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of March 31, 2021. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.

Certain of the Company’s furniture and fixtures and lab equipment are held under finance leases. Lease-related assets are included in property and equipment, net in the condensed consolidated balance sheets and are immaterial as of March 31, 2021.
The components of operating lease costs were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$7,333	$5,960
Variable lease costs	1,311	1,016
Total lease costs	$8,644	$6,976
Other information related to leases was as follows:
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,855	$5,438

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$16,086	$23,607
Lease Term and Discount Rate

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	8.30	8.36
Weighted-average discount rate	7.37%	7.60%
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
Future minimum lease payments under non-cancellable operating leases as of March 31, 2021 were as follows (excluding the effect of lease incentives to be received that are recorded in prepaid expenses and other current assets of $6,350 which serve to reduce total lease payments):

March 31, 2021
Remainder of 2021	$24,169
2022	31,309
2023	30,322
2024	29,137
2025	27,066
Thereafter	109,191
Total lease payments	251,194
Less: interest	(66,366)
Total lease liabilities	$184,828

7.Convertible Senior Notes
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
Holders may convert the 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1 principal amount of the 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. It is the Company’s current intent to settle conversions through combination settlement consisting of cash and equity.
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
In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such a corporate event in certain circumstances. The Company may not redeem the 2025 Notes prior to June 20, 2023. The Company may redeem for cash all or any portion of the 2025 Notes, at the Company’s option, on or after June 20, 2023 and prior to March 15, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. During the three months ended March 31, 2021, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of March 31, 2021 and are classified in long term liabilities in the condensed consolidated balance sheet.
The Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), ("ASU 2020-06"), as of January 1, 2021. Under ASU 2020-06, the Company is no longer required to bifurcate the equity component from the liability component for the 2025 Notes and instead accounts for it as a single liability instrument. Comparative prior period consolidated financial statements have not been restated for ASU 2020-06 and are not directly comparable to the current period condensed consolidated financial statements. See Note 2 "Summary of Significant Accounting Policies" for details on adoption impact. The Company incurred issuance costs of $9,374 and amortizes the issuance costs to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 0.65%.
The net carrying amount of the 2025 Notes was as follows:

March 31,
2021
Liabilities:
Principal	$316,250
Unamortized issuance costs	(7,812)
Net carrying amount	$308,438
The following table sets forth the interest expense recognized related to the 2025 Notes:

Three Months Ended March 31,
2021
Contractual interest expense	$2,372
Amortization of issuance costs	469
Total interest expense related to the 2025 Notes	$2,841

8.Stock-Based Compensation
Stock Incentive Plan
The Company has the following stock-based compensation plans: 2007 Equity Incentive Plan (the “2007 Plan”), the 2017 Equity Incentive Plan (the “2017 Plan”), and the 2020 Equity Incentive Plan (the “2020 Plan”, and, together with the 2007 Plan and the 2017 Plan, the “Plans”).
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
At March 31, 2021, 11,515 shares were available for future grants.
2020 Employee Stock Purchase Plan
In January 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (“ESPP”) Plan. The 2020 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The Company had initially reserved 2,800 shares of common stock for issuance under the 2020 ESPP. Effective as of January 1, 2021, an additional 2,017 shares of common stock became available for issuance under the ESPP, as a result of the operation of an automatic annual increase provision therein. At March 31, 2021, 4,468 shares were available for future issuance.

The initial offering period ran from January 31, 2020 to August 15, 2020 and the second offering period ran from August 16, 2020 to November 15, 2020. For subsequent periods, the ESPP will provide for separate six-month offering periods beginning on May 16 and November 16 of each year.
The stock-based compensation expense recognized for the ESPP was $621 and $410 during the three months ended March 31, 2021 and 2020, respectively.
Stock Options
The following table summarizes stock option activity under the 2020 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	28,273	$18.03	8.20	$724,339
Granted	543	42.68
Exercised	(2,584)	5.22
Canceled	(72)	7.70
Outstanding as of March 31, 2021	26,160	$19.84	8.14	$541,965

Options exercisable as of March 31, 2021	8,085	$5.48	6.67	$271,754
Options vested and expected to vest as of March 31, 2021	15,302	$20.58	8.13	$481,135
At March 31, 2021 and 2020, there was $17,897 and $19,515, respectively, in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.9 years and 2.1 years, respectively.
The fair value of stock option grants with service-based vesting conditions was $12,168 and $1,250 for the three months ended March 31, 2021 and 2020, respectively.
Market-based Stock Options
During the year ended December 31, 2020, the Board of Directors (“Board”) approved the grant of a long-term market-based stock option (the “Performance Stock Option”) to the Company’s Chief Executive Officer and President. The Performance Stock Option was granted to acquire up to 8,645 shares of the Company’s common stock upon exercise. The Performance Stock Option consists of four separate tranches and each tranche will vest over a seven-year time period and only if the Company’s stock price sustains achievement of pre-determined increases for a period of 90 consecutive calendar days and the Chief Executive Officer remains employed with the Company. The exercise price per share of the Stock Option is the closing price of a share of the Company’s common stock on the date of grant. The vesting of the Performance Stock Option can also be triggered upon a change in control. The following table presents additional information relating to each tranche of the Performance Stock Option:

Tranche	Stock Price Milestone	Number of Options
Tranche 1	$55 per share	1,330
Tranche 2	$70 per share	1,995
Tranche 3	$90 per share	2,660
Tranche 4	$110 per share	2,660
As of March 31, 2021, no stock price milestones have been achieved. Consequently, no shares subject to the Performance Stock Option have vested as of the date of this filing. The entire 8,645 shares granted are excluded from options vested and expected to vest from the options activity table presented above.

The Company will recognize aggregate stock-based compensation expense of $197,469 over the derived service period of each tranche using the accelerated attribution method as long as the service-based vesting conditions are satisfied. If the market conditions are achieved sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company recorded stock-based compensation expense of $14,926 related to the award for the three months ended March 31, 2021, which is included in general and administrative on the condensed consolidated statements of operations. Unamortized stock-based compensation expense related to the award was $182,052 as of March 31, 2021.
Restricted Stock Units
The following table summarizes restricted stock unit activity under the 2020 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	1,291	$22.14
Granted	871	42.68
Vested	(241)	21.27
Canceled and forfeited	(74)	26.12
Unvested and outstanding as of March 31, 2021	1,847	$31.78
Stock-Based Compensation Expense
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
Sales and marketing	$1,023	$600
General and administrative	25,305	9,725
Total	$26,328	$10,325
A tax benefit of $30,394 and $55 for the three months ended March 31, 2021 and 2020, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities.

9.Income Taxes
The Company recorded an income tax provision of $4,199 and an income tax benefit of $49 to continuing operations for the three months ended March 31, 2021 and 2020, respectively. This represents an effective tax rate for the respective periods of (12.0%) and 0.2% for the three months ended March 31, 2021 and 2020, respectively. The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of March 31, 2021, the Company maintains a partial valuation allowance against its net deferred tax assets. The effective tax rate differs in 2021 from the federal statutory rate due to increased taxable income in profitable entities and the change in need for valuation allowance. The effective tax rate differs in 2020 from the federal statutory rate due to the change in need for valuation allowance.

10.Net Loss Per Share
Net Loss Per Share Attributable to 1Life Healthcare, Inc. Stockholders
Basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders were calculated as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(39,318)	$(34,558)
Less: Net loss attributable to noncontrolling interest	—	(704)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(39,318)	$(33,854)
Denominator:
Weighted average common shares outstanding — basic and diluted	136,516	84,884
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.29)	$(0.40)
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

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	26,160	27,580
Unvested restricted stock	1,847	1,200
Warrants to purchase common stock	—	162
2025 Notes (1)	7,117	—
	35,124	28,942
(1) Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible senior notes was calculated using the if-converted method for the three months ended March 31, 2021. See Note 2 "Summary of Significant Accounting Policies".

11.Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2021 and December 31, 2020, the Company has not incurred any material costs as a result of such indemnifications.

Legal Matters
In May 2018, a class action complaint was filed by two former members against the Company in the Superior Court of California for the County of San Francisco, or the Court, alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. In September 2018, the Company filed a motion to compel the plaintiffs to individually arbitrate their claims, which motion was granted as to one plaintiff and denied as to the other. The Company is appealing the denial of its motion to compel arbitration and filed its appellate brief in November 2019.  An arbitrator conducted arbitration between the Company and one of the plaintiffs, and in June 2020, issued a decision that the arbitration agreement is unenforceable against that plaintiff. The Company filed its challenge to the arbitrator’s decision in August 2020. The trial court upheld the arbitrator’s decision, and the appellate court denied the Company’s writ petition for review. The Company answered the complaint as to the plaintiff in November 2020, denying the allegations and asserting various defenses. During the first quarter of 2021, the Company and the plaintiffs participated in court-ordered mediation. The parties are working towards a settlement agreement and are continuing to discuss settlement terms. In light of the early stage of the settlement negotiations, the Company is unable to estimate the amount or range of loss. Legal fees, net of amounts recoverable from the Company’s insurance provider, have been recorded as general and administrative expenses in the condensed consolidated statements of operations. Additional attorneys' fees in excess of those covered will be expensed as incurred.
In addition, from time to time, the Company has been and may be involved in various legal proceedings arising in the ordinary course of business. The Company currently believes that the outcome of these legal proceedings, either individually or in the aggregate, will not have a material effect on its condensed consolidated financial position, results of operations or cash flows.
Government Inquiries and Investigations
In March 2021, the Company received (i) requests for information and documents from the United States House Select Subcommittee on the Coronavirus Crisis, (ii) a request for information from the California Attorney General and the Alameda County District Attorney’s Office and (iii) a request for information and documents from the Federal Trade Commission relating to the Company’s provision of COVID-19 vaccinations. The Company has also received inquiries from state and local public health departments regarding its vaccine administration practices and may continue to receive additional requests for information from other governmental agencies relating to its provision of COVID-19 vaccinations. The Company is cooperating with these requests and is unable to predict the outcome or timeline of these matters at this time or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances. Legal fees have been recorded as general and administrative expenses in the condensed consolidated statements of operations.
Sales and Use Tax
During 2017 and 2018, a state jurisdiction engaged in an audit of 1Life’s sales and use tax records applicable to that jurisdiction from March 2011 through February 2017. As of March 31, 2021, the Company estimated a probable loss from the audit and recorded the estimate in accrued expenses related to one aspect of the finding, including interest and penalties. The Company disputes the other finding representing the majority of the state’s proposed audit change and has filed a notice of appeal. An administrative law judge with the state’s tax division conducted a hearing on the appeal in October 2020. A decision from the judge is expected to be issued in the second half of 2021. At this time, the Company believes it has a compelling basis to dispute the audit finding and it is not able to estimate the amount of loss or range of loss, if any, related to this matter.

12.Related Party Transactions
Certain of the Company’s investors are also affiliated with customers of the Company. Revenue recognized under contractual obligations from such customers was immaterial for the three months ended March 31, 2021. Revenue recognized from such customers was $8,553 for the three months ended March 31, 2020. The outstanding receivable balance from such customers was immaterial as of March 31, 2021 and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements.  In addition, statements including “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Overview
Our vision is to delight millions of members with better health and better care while reducing the total cost of care. Our mission is to transform health care for all through our human-centered, technology-powered model. We are a membership-based primary care platform with seamless digital health and inviting in-office care, convenient to where people work, shop, live and click. We are disrupting health care from within the existing ecosystem by simultaneously addressing the frustrations and unmet needs of key stakeholders, which include consumers, employers, providers, and health networks. As of March 31, 2021, we had approximately 598,000 members in thirteen markets in the United States and greater than 8,000 enterprise clients.
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
Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. Since 2007, we have grown to 598,000 members and 110 medical offices in thirteen markets across the United States as of March 31, 2021.
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
Beginning in the second half of 2020, we believe the COVID-19 pandemic helped drive an increase in membership and increase in total revenue due to new and expanded service offerings and increase in our aggregate billable services.
For example, we believe COVID-19 caused our value proposition to resonate with a broader audience of consumers seeking access to primary care, as well as with a broader audience of employers focusing on safely reopening their workplaces and managing the ongoing health and well-being of employees and their families. As a result, we experienced increased demand for our memberships beginning in the second half of 2020.
In addition, we expanded our service offering in part as a response to COVID-19 and launched several new billable services, including:
•COVID-19 testing, and counseling across all of our markets, including in our offices and in several mobile COVID-19 testing sites;
•COVID-19 vaccinations in select geographies, commencing in January 2021;
•Healthy Together, our COVID-19 screening and testing program for employers, schools and universities;
•Mindset by One Medical, our behavioral health service integrated within primary care;
•One Medical Now, an expansion of our 24/7 on-demand digital health solutions to employees of enterprise clients located in geographies where we are not yet physically present; and,
•Remote Visits, where our providers perform typical primary care visits with our members remotely from either one of our offices or from a provider’s home.
We believe some of the precautionary measures and challenges resulting from the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain despite the continued progress of vaccination efforts, and may present additional challenges to our business, financial condition and results of operations while the pandemic continues. As a result, we cannot assure you that our recent increase in membership, aggregate reimbursement and revenue are indicative of future results or will be sustained, including following the COVID-19 pandemic, or that we will not experience additional impacts associated with COVID-19, which could be significant. We expect these and other trends to continue to be subject to volatility.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, we received an income grant of $1.8 million from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”), which was recognized as Grant income during the three months ended March 31, 2021. Please see Note 5, “Revenue Recognition”, to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of March 31, 2021, we had cash, cash equivalents and short-term marketable securities of $703.6 million and $316.3 million principal amount of debt outstanding.
Our Business Model
We have developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. Our annual membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered under health insurance programs. Our members join either individually as consumers by paying an annual membership fee or are sponsored by an enterprise client who purchases a subscription for their employees and, increasingly, their dependents. All members have actively registered with us. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging, and our in-office care is delivered at any of our medical offices. As of March 31, 2021, we had 110 medical offices, including some on-site medical offices at certain enterprise clients which are closed as a result of the current COVID-19 pandemic, compared to 92 medical offices as of March 31, 2020.

We derive net revenue from multiple stakeholders, including consumers, employers, and health networks. We recognize net revenue as (i) membership revenue from employer and consumer subscription fees, including fees paid for our One Medical Now service offering (ii) partnership revenue predominantly on a per member per month (“PMPM”) basis from health networks, largely fixed payments from enterprise clients for on-site medical services, COVID-19 on-site testing services for enterprise clients, schools and universities where we typically bill such customers directly for the services we perform, and (iii) net patient service revenue on a per visit basis from health insurers and patients, including COVID-19 testing services for members that are being billed to health insurers or patients. We are in-network with most health insurance plans in all of our markets.
We generate a portion of our revenue through membership fees charged to either consumer members or enterprise clients. As of March 31, 2021, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.
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
We generate partnership revenue from (i) our health network partners on a PMPM basis, (ii) largely fixed price or fixed price per employee contracts with enterprise clients for on-site medical services, and (iii) COVID-19 on-site testing services for enterprise clients, schools and universities where we typically bill such customers a fixed price per service performed.
Our membership fee revenue and partnership revenue are contractual and, with the exception of our COVID-19 on-site testing services, generally recurring in nature. Membership revenue and partnership revenue as a percentage of total net revenue was 62% and 57% for three months ended March 31, 2021 and 2020, respectively. The increased percentage of revenue is, among other factors, due to new and expanded partnership with health networks since 2019, and COVID-19 on-site testing services since 2020.
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
Key Factors Affecting Our Performance
•Acquisition of Net New Members and Enterprise Clients. We believe that our ability to increase our membership will enable us to drive financial growth as members drive our membership revenue, partnership revenue and net patient service revenue. We continue to have significant opportunities to increase members in our existing markets through (i) new sales to consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients, and (iii) adding other potential services. Our ability to enroll new members either as consumer members or through enterprise clients will impact our results of operations. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee. The levels of activation rates at our enterprise clients may also affect the renewal rates of our enterprise clients. While we do not regularly monitor activation rates and related metrics across enterprise clients, we may use these metrics to compare member activation across different enterprise clients and to look for opportunities for additional membership activation within existing enterprise clients. We also intend to grow members by expanding into new markets.
•Components of Revenue. Our ability to maintain or improve pricing levels for our memberships and the pricing under our contracts with health networks will impact our results of operations. As of March 31, 2021, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month. As of March 31, 2021, all of our members were covered by health network partnerships. In geographies where our health network partners pay us on a PMPM basis, to the extent that the PMPM rate changes, our partnership revenue will change. Similarly, if the fixed price or number of employees covered by fixed price per employee arrangements change or the number of COVID-19 on-site tests or vaccinations changes, our net partnership revenue will also change. Our net patient service revenue is dependent on (i) our billing rates and third-party payer contracted rates through agreements with health networks, (ii) the mix of members who are commercially insured and (iii) the nature of visits. In the future, we may add additional services for which we may charge in a variety of ways. To the extent the net amounts we charge our members, partners and clients change, our net revenue will also change.
•Care Margin. Care margin is driven by net revenue, expansion of new medical offices or new services, average utilization of our services, and provider- and office-related expenses. As we open new medical offices or add new services, our care margin is likely to decrease initially due to a lag in realization of revenue from those new offices or services. In markets where we earn partnership revenue on PMPM contracts, higher patient visits, longer lengths of visits or increased use of medical supplies will typically lower our care margin. In markets where we earn patient service revenue, increased visits typically result in higher care margin. To the extent we need to increase the compensation for our providers, our care margin may decline.
•Investments in Growth. We expect to continue to focus on long-term growth through investments in sales and marketing, technology research and development, and existing and new medical offices. We are working to enhance our digital health and technology offering and increase the potential breadth of our modernized platform solution. In particular, we plan to launch new offices. As we expand to new markets, we expect to make significant upfront investments in sales and marketing to establish brand awareness and acquire new members. Additionally, we intend to continue to invest in new offices in new and existing markets. As we invest in new markets, in the short term, we expect these activities to increase our operating expenses and cost of care; however, in the long term we anticipate that these investments will positively impact our results of operations.
•Seasonality. As a result of seasonal trends, we typically experience our highest levels of office visits and patient service revenue during the first and fourth quarters of each year when compared to other quarters of the year. Conversely, the second and third quarters of the year have historically been the period of lower office visits, and as a result, lower patient service revenue relative to the other quarters of the year. However, the effects of this seasonality have historically been partially offset by our partnership revenue and membership revenue, which are recognized ratably over the period of each contract and recurring in nature, as well as our period-over-period growth. In the near term, we expect these seasonal trends to fluctuate due to the COVID-19 pandemic and resulting changes in in-office visits and virtual care utilization.
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions.

	Three Months Ended March 31,
	2021	2020
	(in thousands except for members)
Members (as of the end of the period)	598,000	455,000
Net revenue	$121,352	$78,756
Care margin	$51,260	$27,206
Adjusted EBITDA	$4,839	$(13,490)
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
Members (in thousands)*

309
323
346
364
379
397
422
455
475
511
549
598
Q2 2018
Q3 2018
Q4 2018
Q1 2019
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021

*Number of members is shown as of the end of each period.
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

The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to care margin:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Loss from operations	$(32,381)	$(29,028)
Sales and marketing*	12,689	11,155
General and administrative*	64,345	39,866
Depreciation and amortization	6,607	5,213
Care margin	$51,260	$27,206
Care margin as a percentage of net revenue	42%	35%

* Includes stock-based compensation
Adjusted EBITDA
We define adjusted EBITDA as net loss excluding interest income, interest expense, depreciation and amortization, stock-based compensation, change in the fair value of our redeemable convertible preferred stock warrant liability, provision for (benefit from) income taxes, and certain legal or advisory costs that the Company does not consider to be expenses incurred in the normal operation of the business. Such legal or advisory costs may include but are not limited to expenses with respect to evaluating potential business combinations, legal investigations, or settlements. We are making this update to exclude legal or advisory costs to our presentation prospectively for the first quarter of 2021. We include adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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
In addition, adjusted EBITDA has limitations as an analytical tool, including:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash used for capital expenditures for such replacements or for new capital expenditures;
•adjusted EBITDA does not include the dilution that results from stock-based compensation or any cash outflows included in stock-based compensation, including from our purchases of shares of outstanding common stock; and
•adjusted EBITDA does not reflect interest expense on our debt or the cash requirements necessary to service interest or principal payments.
We provide investors and other users of our financial information with a reconciliation of adjusted EBITDA to net loss. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view adjusted EBITDA in conjunction with net loss.

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(39,318)	$(34,558)
Interest income	(105)	(1,035)
Interest expense	2,843	54
Depreciation and amortization	6,607	5,213
Stock-based compensation	26,328	10,325
Change in fair value of redeemable convertible preferred stock warrant liability	—	6,560
Provision for (benefit from) income taxes	4,199	(49)
Legal or advisory costs	4,285	—
Adjusted EBITDA	$4,839	$(13,490)
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
Partnership Revenue. We generate partnership revenue from (i) our health network partners on a PMPM basis, (ii) largely fixed price or fixed price per employee contracts with enterprise clients for on-site medical services, and (iii) COVID-19 on-site testing services for enterprise clients, schools and universities where we typically bill such customers a fixed price per service performed.
Under our partnership arrangements, we generally receive fees that are linked to PMPM, fixed price, fixed price per employee, fixed price per service, or capitation arrangements. All partnership revenue is recognized during the period in which we are obligated to provide professional clinical services to the member, employee, or participant, as applicable, and associated management, operational and administrative services to the health network partner, enterprise client, schools and universities.
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
Grant income. Under the CARES Act, we were eligible for and received grant income from the Provider Relief Fund administered by HHS during the three months ended March 31, 2021. The purpose of the payment is to reimburse us for healthcare-related expenses or lost revenues attributable to the COVID-19 pandemic.

The following table summarizes the Company’s net revenue by primary source as a percentage of net revenue. Amounts may not sum due to rounding.

	Three Months Ended March 31,
	2021	2020
Percentage of net revenue:
Net patient service revenue	37%	43%
Partnership revenue	45%	37%
Total net patient service and partnership revenue	82%	81%
Membership revenue	17%	19%
Grant income	1%	—%
Net revenue	100%	100%
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
We expect our general and administrative expenses to increase over time due to the additional costs associated with continuing to grow our business.
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
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
Prior to our initial public offering in January 2020, we classified our redeemable convertible preferred stock warrants as a liability in our condensed consolidated balance sheets. We remeasured the redeemable convertible preferred stock warrant liability to fair value at each reporting date and recognized changes in the fair value of the redeemable convertible preferred stock warrant liability as a component of other income (expense), net in our condensed consolidated statements of operations.
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

The condensed consolidated statement of operations for the three months ended March 31, 2020 include the operations of the joint venture. The condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 and the condensed consolidated statement of operations for the three months ended March 31, 2021 do not include the operations of the joint venture.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Net revenue	$121,352	100%	$78,756	100%
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	70,092	58%	51,550	65%
Sales and marketing (1)	12,689	10%	11,155	14%
General and administrative (1)	64,345	53%	39,866	51%
Depreciation and amortization	6,607	5%	5,213	7%
Total operating expenses	153,733	127%	107,784	137%
Loss from operations	(32,381)	(27)%	(29,028)	(37)%
Other income (expense), net:
Interest income	105	—%	1,035	1%
Interest expense	(2,843)	(2)%	(54)	—%
Change in fair value of redeemable convertible preferred stock warrant liability	—	—%	(6,560)	(8)%
Total other expense, net	(2,738)	(2)%	(5,579)	(7)%
Loss before income taxes	(35,119)	(29)%	(34,607)	(44)%
Provision for (benefit from) income taxes	4,199	3%	(49)	—%
Net loss	(39,318)	(32)%	(34,558)	(44)%
Less: Net loss attributable to noncontrolling interest	—	—%	(704)	(1)%
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(39,318)	(32)%	$(33,854)	(43)%

(1) Includes stock-based compensation, as follows:

	Three Months Ended March 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Sales and marketing	$1,023	1%	$600	1%
General and administrative	25,305	21%	9,725	12%
Total	$26,328	22%	$10,325	13%

Net Revenue

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Net revenue:
Net patient service revenue	$44,462	$34,086	$10,376	30%
Partnership revenue	54,931	29,455	25,476	86%
Total net patient service and partnership revenue	99,393	63,541	35,852	56%
Membership revenue	20,196	15,215	4,981	33%
Grant income	1,763	—	1,763	nm
Net revenue	$121,352	$78,756	$42,596	54%
nm – not meaningful
The $42.6 million, or 54%, increase in net revenue for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to an increase in members by 143,000, or 31%, from 455,000 as of March 31, 2020 to 598,000 as of March 31, 2021. In addition, net revenue per member increased by 17%, attributable to a higher mix of partnership revenue including revenue related to COVID-19 testing services during the three months ended March 31, 2021. The remaining increase in our net revenue was due to grant income of $1.8 million we received from the COVID-19 Provider Relief Fund administered by the HHS during the three months ended March 31, 2021.
The $35.9 million, or 56%, increase in net patient service and partnership revenue for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the 31% increase in members and new and expanded partnerships with health networks.
The $10.4 million, or 30%, increase in net patient service revenue for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to an increase in aggregate billable services, which is offset by a lower average reimbursement for these billable services as a result of COVID-19, as well as a lower mix of fee-for-service revenue due to a shift in our revenue away from patient service revenue to partnership revenue. As of March 31, 2021, all of our members are covered by health network partnerships. As a result, we expect the shift in revenue from net patient services to partnership revenue to abate going forward.
The $25.5 million, or 86%, increase in partnership revenue for the three months ended March 31, 2021 compared to the same period in 2020 was primarily a result of the new and expanded partnerships with health networks and increased members, in addition to the COVID-19 on-site testing services for employers, schools and universities during the three months ended March 31, 2021.
The $5.0 million, or 33%, increase in membership revenue for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to an increase in members of 143,000, or 31%, from 455,000 as of March 31, 2020 to 598,000 as of March 31, 2021.
Operating Expenses
Cost of Care, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$70,092	$51,550	$18,542	36%
The $18.5 million, or 36%, increase in cost of care, exclusive of depreciation and amortization, for three months ended March 31, 2021 compared to the same period in 2020 was primarily due to increases in provider employee and support employee-related expenses of $8.5 million, occupancy costs of $2.0 million, COVID-19 testing site and related security expenses of $5.2 million, and medical supply costs of $2.3 million primarily related to COVID-19 testing. In addition to growth in our existing offices, we added 18 offices since March 31, 2020, bringing our total number of offices to 110 as of March 31, 2021.
Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 65% for the three months ended March 31, 2020 to 58% for the three months ended March 31, 2021. This decrease was due to higher net revenue and a relatively lower increase in cost of care as we leveraged our existing infrastructure and related costs to accommodate the increase in members.
Sales and Marketing

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Sales and marketing	$12,689	$11,155	$1,534	14%
The $1.5 million, or 14%, increase in sales and marketing expenses for three months ended March 31, 2021 compared to the same period in 2020 was primarily due to increases in salaries and benefits of $1.3 million.
General and Administrative

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
General and administrative	$64,345	$39,866	$24,479	61%
The $24.5 million, or 61%, increase in general and administrative expenses for three months ended March 31, 2021 compared to the same period in 2020 was primarily due to higher salaries and benefits of $4.5 million and stock-based compensation expense of $15.6 million, as we expanded our team to support our growth. In addition, legal and professional services expenses increased by $4.7 million, partially offset by a decrease in travel of $1.2 million due to shelter-in-place orders.
Depreciation and Amortization

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Depreciation and amortization	$6,607	$5,213	$1,394	27%
The $1.4 million, or 27%, increase in depreciation and amortization expenses for three months ended March 31, 2021 compared to the same period in 2020 was primarily due to depreciation and amortization expenses recognized related to new medical offices, capitalization of software development, and upgraded office software during the three months ended March 31, 2021.

Other Income (Expense)
Interest Income

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Interest income	$105	$1,035	$(930)	(90)%
The $0.9 million, or 90%, decrease in interest income for three months ended March 31, 2021 compared to the same period in 2020 was due to lower interest rates and investment yields despite higher average cash, cash equivalents and marketable securities balances.
Interest Expense

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Interest expense	$(2,843)	$(54)	$(2,789)	nm
nm – not meaningful
The $2.8 million increase in interest expense for three months ended March 31, 2021 compared to the same period in 2020 was primarily due to cash interest and amortization of the issuance costs on our 2025 Notes issued in the second quarter of 2020.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Change in fair value of redeemable convertible preferred stock warrant liability	$—	$(6,560)	$6,560	nm
nm – not meaningful
The $6.6 million decrease in change in fair value of the redeemable convertible preferred stock warrant liability for three months ended March 31, 2021 compared to the same period in 2020 was due to the change in fair value of the underlying redeemable convertible preferred stock warrant. Upon the closing of our initial public offering in the first quarter of 2020, the warrants to purchase shares of redeemable convertible preferred stock were automatically converted to warrants to purchase shares of common stock, at which time we adjusted the redeemable convertible preferred stock warrant liability to fair value prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of the initial public offering, the warrants are no longer subject to fair value accounting.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Provision for (benefit from) income taxes	$4,199	$(49)	$4,248	nm
nm – not meaningful
The $4.2 million increase in provision for income taxes for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to increased profitability of taxable entities and state tax law changes.
Net Loss Attributable to Noncontrolling Interest

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Net loss attributable to noncontrolling interest	$—	$(704)	$704	nm
nm – not meaningful
The $0.7 million decrease in net loss attributable to noncontrolling interest for the three months ended March 31, 2021 compared to the same period in 2020 was due to the deconsolidation of the joint venture as of April 1, 2020.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily with the issuance of the 2025 Notes, our initial public offering, the sale of redeemable convertible preferred stock, and to a lesser extent, the issuance of term notes under credit facilities. As of March 31, 2021, we had cash, cash equivalents and short-term marketable securities of $703.6 million, compared to $683.0 million as of December 31, 2020. We believe that our existing cash and cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.
We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our pace of new member growth and expanded enterprise client and health network relationships, our pace and timing of expansion of new medical offices, the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. See "Part I—Item 1A—Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for the risk factor titled “In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.”
Given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact of the pandemic on our business, results of operations, financial condition or liquidity.
Indebtedness
In May 2020, we issued $275.0 million aggregate principal amount of 3.0% convertible senior notes due June 2025 in a private offering and in June 2020, an additional $41.2 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option by the initial purchasers. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 3.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. As of March 31, 2021, the principal amount of debt outstanding from the 2025 Notes was $316.3 million.

Summary Statement of Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$22,084	$(12,700)
Net cash provided by investing activities	254,197	33,283
Net cash provided by financing activities	13,465	261,674
Net increase in cash, cash equivalents and restricted cash	$289,746	$282,257
Cash Flows from Operating Activities
For the three months ended March 31, 2021, our net cash provided by operating activities was $22.1 million, resulting from net cash provided by our working capital of $23.5 million and adjustments for non-cash charges of $37.9 million, partially offset by our net loss of $39.3 million. The cash increase resulting from changes in our working capital for the three months ended March 31, 2021 consisted primarily of a $12.1 million increase in accrued expenses and other liabilities, a $11.1 million increase in deferred revenue, a $8.6 million decrease in accounts receivables, net, a $2.5 million decrease in inventory, partially offset by a $4.9 million increase in prepaid expenses and other current assets, a $4.4 million decrease in operating lease liabilities and a $1.2 million decrease in accounts payable. The changes in accounts receivable and deferred revenue are primarily due to timing of billing and cash collections from our health network partners and enterprise clients. The changes in accounts payable and accrued expenses are primarily related to timing of payments.
For the three months ended March 31, 2020, our net cash used in operating activities was $12.7 million, resulting from our net loss of $34.5 million and net cash used in changes in our working capital of $3.3 million, partially offset by net non-cash charges of $25.1 million. Net cash used in changes in our working capital for the three months ended March 31, 2020 consisted primarily of a $9.4 million increase in accounts receivable, net, an increase in prepaid and other current assets of $2.2 million, a $2.4 million decrease in operating lease liabilities, and a $1.5 million net decrease in accounts payable and accrued expenses, partially offset by a $12.4 million increase in deferred revenue. The increase in accounts receivable is primarily due to receivables from health network partners that have longer invoicing and payment cycles than insurance payers. In addition, the increase in accounts receivable was due to growth of our enterprise and on-site clients. The offsetting increase in deferred revenue was primarily related to an increase in contract liabilities associated with our health network partnerships and the enterprise and on-site client growth.
Cash Flows from Investing Activities
For the three months ended March 31, 2021, our net cash provided by investing activities was $254.2 million, resulting primarily from sales and maturities of short-term marketable securities of $339.0 million, partially offset by purchases of short-term marketable securities of $70.0 million and purchases of property and equipment, of $14.8 million related to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software.
For the three months ended March 31, 2020, our net cash provided by investing activities was $33.3 million, resulting from maturities of short-term marketable securities of $101.3 million, offset by purchases of short-term marketable securities of $47.6 million and purchases of property and equipment of $20.5 million due primarily to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software.
Cash Flows from Financing Activities
For the three months ended March 31, 2021, our net cash provided by financing activities was $13.5 million, resulting primarily from exercise of stock options of $13.5 million.
For the three months ended March 31, 2020, our net cash provided by financing activities was $261.7 million, resulting primarily from proceeds from our initial public offering of $281.8 million, exercises of stock options and warrants of $1.6 million, offset by payment of offering costs associated with our initial public offering of $20.6 million and payment of debt obligation of $1.1 million.

Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as of March 31, 2021 as compared to those disclosed as of December 31, 2020 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 17, 2021.
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
During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies and estimates as described in the notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 17, 2021.
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
Recent Accounting Pronouncements
Please see Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $402.7 million as of March 31, 2021, compared to $113.0 million as of December 31, 2020, held primarily in cash deposits and money market funds for working capital purposes.
We had short-term marketable securities of $300.8 million as of March 31, 2021, compared to $570.0 million as of December 31, 2020, consisting of U.S. Treasury obligations, U.S. government agency securities, foreign government bonds and commercial paper. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
In May 2020, we issued the 2025 Notes which bear interest at a fixed rate of 3.0% per annum. As of March 31, 2021, the principal amount of debt outstanding from the 2025 Notes was $316.3 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2021, that our disclosure controls and procedures were effective to provide reasonable assurance as that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Please see Note 11, “Commitments and Contingencies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings, claims and investigations.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report, including our consolidated financial statements and related notes included elsewhere in this Quarterly Report, before making an investment decision. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, net revenue and future prospects. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risk Factor Summary

Our business is subject to a number of risks and uncertainties which may prevent us from achieving our business and strategic objectives or may adversely impact our business, financial condition, results of operations, cash flows and prospects. These risks include but are not limited to the following:

Risks Related to Our Business and Our Industry

•the impact of the ongoing COVID-19 pandemic;

•our dependence on the success of our strategic relationships with third parties;

•our ability to comply with applicable healthcare laws and government regulations and the impact of regulatory or governmental investigations on our reputation, business, financial condition and results of operations;

•the impact of a decline in the prevalence of private health insurance coverage;

•our ability to cost-effectively develop widespread brand awareness and to maintain our reputation and market acceptance for our healthcare services;

•our history of losses and uncertainty about our future profitability;

•our ability to maintain and expand member utilization of our services;

•the impact of reductions in reimbursement rates paid by third-party payers or federal or state healthcare programs or other policies or initiatives implemented by third-party payers or government payers;

•our ability to compete effectively in the markets in which we participate;

•our ability to grow at the rates we historically have achieved;

•our rapid growth and our ability to effectively manage our growth, including to implement and scale improvements to our internal systems, processes and controls;

•our ability to attract and retain quality primary care providers to support our services;

•our ability to achieve economies of scale in our enterprise client and health network partner relationships;

•the impact of current or future litigation against us, including medical liability claims and class actions;

•the availability of additional debt or capital financings on acceptable terms or at all;

•fluctuations in our quarterly results and our ability to meet the expectations of securities analysts and investors;

•the loss of key members of our senior management team and our ability to attract and retain executive officers, employees, providers and medical support personnel;

•our ability to successfully integrate any acquired businesses or to realize the anticipated benefits from such acquisitions; and

•the impact of natural and man-made disasters and similar events on our business, financial condition and results of operations.

Risks Related to Government Regulation

•the impact of healthcare reform legislation and changes in the healthcare industry and healthcare spending;

•the impact of governmental or regulatory scrutiny of or challenge to our arrangements with health networks;

•our dependence on our relationships with the One Medical PCs, which are affiliated professional entities that we do not own, to provide healthcare services;

•our ability to comply with rules related to billing and related documentation for healthcare services; and

•our ability to comply with regulations governing the use and disclosure of personally identifiable information, or PII, including protected health information, or PHI.

Risks Related to Information Technology

•our reliance on internet infrastructure, bandwidth providers, other third parties and our own systems to provide a proprietary services platform to our members and providers;

•our reliance on third-party vendors to host and maintain our technology platform;

•any breaches of our systems or those of our vendors or unauthorized access to employee, contractor, member, client or partner data;

•our ability to maintain and enhance our proprietary technology platform; and

•our ability to optimize our technology solutions for members, integrate our systems with health network partners or resolve technical issues in a timely manner.

Risks Related to Taxation

•the risk of potentially adverse tax consequences on our operations and structure.

Risks Related to Our Intellectual Property

•our ability to obtain, maintain, protect and enforce our intellectual property rights.

Risks Related Ownership of Our Common Stock

•the impact of volatility in the trading price of our common stock;

•our ability to maintain proper and effective internal control over financial reporting; and

•the impact of substantial future sales of our common stock.

Risks Related to Our Outstanding Notes

•the requirement for us to maintain a significant amount of cash to service our debt; and

•our ability to raise the funds necessary for cash settlements of any conversions of the 2025 Notes or to repurchase the 2025 Notes for cash.

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

During the first half of 2020, COVID-19 negatively impacted our business as community self-isolation practices and shelter-in-place requirements, as well as the perceived need by individuals to continue such practices to avoid infection, among other factors, reduced our total billable visit volumes, negatively affecting our net revenue. Continued or new shelter-in-place, quarantine, executive order or related measures or practices to combat the spread of COVID-19 could reduce our total billable volumes and harm our results of operations, business and financial condition. In addition, in markets where our health network partners receive visit revenue in return for paying us a fixed price PMPM, a decrease in billable utilization also reduces the visit revenue received by those health network partners. These and other related factors such as supply, resource and capital constraints related to the treatment of COVID-19 patients, could harm the business, results of operations and financial condition of our health network partners and negatively impact our health network partners’ ability or willingness to pay us. Given our dependence on our health network partners for a substantial portion of our net revenue, our own business, financial condition and results of operations may be negatively impacted as a result. In addition, sustained remote work policies, quarantines, shelter-in-place requirements and similar government orders have continued to result in temporary closures of certain offices and delays in openings of our new medical offices, and may result in delays in entry into new markets and expansion in existing markets, which may harm our business and growth.

Beginning in the second half of 2020, our total billable volumes exceeded pre-COVID-19 levels, driven partially by routine and preventative care deferred previously due to COVID-19, by increased public awareness of the importance of flu vaccinations and by COVID-19 testing, we cannot be certain whether such volumes will be sustained. Average reimbursement for these billable services has also remained below pre-COVID-19 levels, driven partially by the higher proportional amount of lower-revenue generating services and products, including billable remote visits, COVID-19 testing, and COVID-19 vaccinations, which may not be reimbursable or have lower average reimbursements relative to traditional in-office visits. We cannot assure you that our total billable volumes will continue to exceed pre-COVID-19 levels, and that the average reimbursement for billable services will return to pre-COVID-19 levels. Further, while membership has increased during the COVID-19 pandemic, such increased membership levels may not be sustained, and our consumer membership and enterprise customer retention may fall following the pandemic. Also, as more of the U.S. population receives the COVID-19 vaccination, our COVID testing volumes may decline, which may negatively impact our membership and revenue. Any of these factors and outcomes could harm our business, financial conditions, results of operations and growth.

In response to the COVID-19 pandemic, state and federal regulators have promulgated a variety of different emergency orders, laws, and regulations intended to permit health care providers to provide care to patients during the COVID-19 pandemic, including through the relaxation of licensure requirements and privacy restrictions for telehealth and various waivers intended to limit liability for providers treating patients during the COVID-19 pandemic. Federal, state and local authorities have also issued orders, laws and regulations related to the distribution of COVID-19 vaccines. We have undertaken many new programs to rapidly respond to the COVID-19 pandemic, including telehealth visits, testing and vaccine administration arrangements, in reliance on these orders, laws and regulations. We cannot assure you that such orders, laws and regulations will continue to apply or that regulators or other governmental entities will agree with our interpretations of these orders laws and regulations. In March 2021, we received (i) requests for information and documents from the United States House Select Subcommittee on the Coronavirus Crisis, (ii) a request for information from the California Attorney General and the Alameda County District Attorney’s Office relating to our provision of COVID-19 vaccinations and (iii) a request for information and documents from the Federal Trade Commission relating to the Company’s provision of COVID-19 vaccinations, or, collectively, the Vaccine Inquiries. We have also received inquiries from state and local public health departments regarding our vaccine administration practices and may continue to receive additional requests for information from other governmental agencies relating to our provision of COVID-19 vaccinations. We are cooperating with these requests and are unable to predict the outcome or timeline of these matters or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances. The Vaccine Inquiries, together with any additional inquiries, regulatory or governmental investigations or other disputes that result from our provision of COVID-19 vaccinations or any other arrangements entered into in reliance on these orders, laws and regulations, or the failure of various waivers for limitations of liability or other provisions under such orders, laws and regulations to apply to us could divert resources and harm our reputation, business, financial condition and results of operations. In addition, the reversal of such orders, laws or regulations, or the resumption of pre-COVID-19 licensure and other requirements and restrictions, may also require us to divert resources or revamp certain of our new programs to ensure compliance, which could harm our business, financial condition and results of operations.

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local authorities. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with our providers, vendors, health network partners and customers, our marketing activities and other aspects of our operations. Of particular importance are:

•state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in practices such as splitting fees with physicians;

•federal and state laws pertaining to non-physician practitioners, such as nurse practitioners and physician assistants, including requirements for physician supervision of such practitioners and licensure and reimbursement-related requirements;

•the federal physician self-referral law, commonly referred to as the Stark Law, which, subject to certain exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity;
•the federal Anti-Kickback Statute, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral of an individual for, or the lease, purchase, order or recommendation of, items or services covered, in whole or in part, by government healthcare programs such as Medicare and Medicaid;

•the federal False Claims Act, which imposes civil and criminal liability on individuals or entities that knowingly or recklessly submit false or fraudulent claims to Medicare, Medicaid, and other government-funded programs or make or cause to be made false statements in order to have a claim paid;

•a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

•the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, or collectively, HIPAA, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•the Civil Monetary Penalties Law, which prohibits the offering or giving of remuneration to Medicare and Medicaid beneficiaries that is likely to influence the beneficiary’s selection of a particular provider or supplier;

•federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•federal and state laws and policies related to healthcare providers’ licensure, certification, accreditation, Medicare and Medicaid program enrollment and reassignment of benefits;

•federal and state laws and policies related to the prescribing and dispensing of pharmaceuticals and controlled substances;

•state laws related to the advertising and marketing of services by healthcare providers;

•federal and state laws related to confidentiality, privacy and security of personal information, including medical information and records, that limit the manner in which we may use and disclose that information, impose obligations to safeguard such information and require that we notify third parties in the event of a breach;

•federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to government healthcare programs or employing or contracting with individuals who are excluded from participation in government healthcare programs;

•laws and regulations limiting the use of funds in health savings accounts for individuals with high deductible health plans;

•state laws pertaining to anti-kickback, fee splitting, self-referral and false claims, some of which are not limited to relationships involving government-funded programs; and

•state laws governing healthcare entities that bear financial risk.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $39.3 million, $53.7 million and $89.4 million for the three months ended March 31, 2021 and the years ended December 31, 2019 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $402.9 million. Our net losses and accumulated deficit reflect the substantial investments we made to acquire new health network partners and members, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our customer, member and provider bases, broaden the scope of our partnerships and expand our applications of technology through which members can access our services. Accordingly, we anticipate that our cost of care and other operating expenses will continue to increase in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior net losses, combined with our expected future net losses, have had and will continue to have a negative impact on our total (deficit) equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our net revenue depends in part on the number of members enrolled or patient visits, and a decrease in member utilization of our services could harm our business, financial condition and results of operations.

Historically, we have relied on patient visits at the One Medical PCs for a substantial portion of our net revenue. For the three months ended March 31, 2021 and the years ended December 31, 2019 and 2020, net patient service revenue accounted for 37%, 53% and 39% of our net revenue, respectively. As we develop additional digital health solutions through our mobile platform and continue providing and expanding availability of remote visits, we cannot guarantee that our members will consistently make in-office visits in addition to using our digital health solutions, particularly after the COVID-19 pandemic and as related shelter-in-place and quarantine measures and orders are relaxed or lifted. Further, it may be difficult for us to accurately forecast future patient in-office visits over time, which may vary across geographies and depend on patient demographics within a given market. In part due to the reduction of in-office visits observed due to COVID-19, we have introduced billable remote visits. We cannot predict with any certainty the number of remote billable services and their impact on our in-office visits. As remote billable services on average generate lower reimbursement than in-office visits, this may impact our operations and financial results. In addition, we will continue to rely on our reputation and recommendations from members and key enterprise clients to promote our solutions and services to potential new members. A substantial portion of our members hold subscriptions through their respective employers with which we have membership arrangements. The loss of any of our key enterprise clients, or a failure of some of them to renew or expand their arrangements with us, could have a significant impact on the growth rate of our revenue. If we are unable to attract and retain sufficient members in any given market, we may have reduced visits, which could harm our results of operations, reduce our revenue and harm our business.

In addition, under certain of our contracts with enterprise clients, we base our fees on the number of individuals to whom our clients provide benefits. Under certain of our health network partner agreements, we also collect fees from members who receive healthcare services within the health network partner’s network. Many factors, most of which we do not control, may lead to a decrease in the number of individuals covered by our enterprise clients, including, but not limited to, the following:

•changes in the nature or operations of our enterprise clients or the failure of our enterprise clients to adopt or maintain effective business practices;

•changes of control of our enterprise clients;

•reduced demand in particular geographies;

•shifts away from employer-sponsored health plans toward employee self-insurance;

•shifting regulatory climate and new or changing government regulations; and

•increased competition or other changes in the benefits marketplace.

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

We also maintain general liability coverage for certain risks, claims and litigation proceedings. However, this coverage may not continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions. In addition, the insurer might deny coverage for the claims we submit or disclaim coverage as to any future claim. Any liability claim brought against us, or any ensuing litigation, regardless of merit, could result in a substantial cost to us, divert management’s attention from operations and could also result in an increase of our insurance premiums and damage to our reputation. A successful claim not fully covered by our insurance could have a negative impact on our liquidity, financial condition, and results of operations.

Current or future litigation against us could be costly and time-consuming to defend.

We are subject, and in the future may become subject from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our members, clients or partners in connection with commercial disputes, consumer class action claims, employment claims made by our current or former employees or other litigation matters. In particular, as we grow our base of consumer members, we may be subject to an increasing number of consumer claims, disputes and class action complaints, including an ongoing claim alleging misrepresentations with respect to our membership fees. While our membership terms generally require individual arbitration, we cannot assure you that such terms will be enforced, which may result, and has resulted in the past, in costly class action litigation. Litigation may result in substantial costs, settlement and judgments and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our common stock.

Our labor costs could be negatively impacted by competition for staffing, the shortage of experienced nurses and labor union activity.

The operations of the One Medical PCs are dependent on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists, and lab technicians, as well as our providers. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of nurses in certain disciplines and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient volumes, which would have a corresponding negative impact on our net revenue. In addition, while none of our employees are represented by a labor union as of March 31, 2021, our employees may seek to be represented by a labor union in the future. If some or all of our employees were to become unionized, it could increase labor costs. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could harm our business.

In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, enhance our operating infrastructure and existing solutions and services and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2021 and the years ended December 31, 2019 and 2020, our net cash provided by operating activities was $22.1 million, net cash used in operating activities was $31.7 million and net cash used in operating activities was $4.4 million, respectively. As of March 31, 2021, we had $402.7 million of cash and cash equivalents and $300.8 million of short-term marketable securities, which are held for working capital purposes. As of March 31, 2021, we had $316.3 million aggregate principal amount of debt outstanding under our convertible senior notes issued in May 2020, or the 2025 Notes.

As of March 31, 2021, we have also deferred payroll taxes in the amount of $5.0 million and received $4.3 million in grants as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, through the Provider Relief Fund, or PRF, of the U.S. Department of Health and Human Services, or HHS, to help offset the impact of increased healthcare related expenses and lost revenues attributable to the COVID-19 pandemic. We are not required to repay this grant, provided we attest to and comply with certain terms and conditions, including the use of PRF funds for only permitted purposes and only after funds from other sources obligated to reimburse recipients have been applied. If we are unable to attest to or comply with current or future terms and conditions, our ability to retain some or all of the PRF funds received may be impacted.

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

Historically, our revenue has been concentrated among a small number of customers. In 2019 and 2020, our top three customers accounted for 36% and 35% of our net revenue, respectively. These customers included an enterprise customer, which accounted for 10% of our net revenue for 2020, a commercial payer, and a health network partner. As a result, the loss of one or more of these customers could reduce our revenue, harm our results of operations and limit our growth.

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

Our quarterly results of operations, including our net revenue, loss from operations, net loss and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•the addition or loss of health network partners or enterprise clients, including through acquisitions or consolidations of such entities;

•the addition or loss of contracts with, or modification of contract terms with, payers, including the reduction of reimbursements for our services or the termination of our network contracts with payers;

•seasonal and other variations in the timing and volume of patient visits, such as the historically higher volume of use of our service during peak cold and flu season months;

•fluctuations in unemployment rates resulting in reductions in total members;

•slowdown in the overall economy resulting in losses of enterprise clients as they scale back on expenses;

•new enterprise sponsorships and renewal of existing enterprise sponsorships and the timing thereof as well as enterprise and consumer member activation and renewal and timing thereof;

•the timing of recognition of revenue;

•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure, including upfront capital expenditures and other costs related to expanding in existing markets or entering new markets, as well as providing administrative and operational services to the One Medical PCs under the ASAs;

•our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our members;

•the timing and success of introductions of new applications and services by us or our competitors, including well-known competitors with significant market clout and perceived ability to compete favorably due to access to resources and overall market reputation;

•changes in the competitive dynamics of our industry, including consolidation among competitors, health network partners or enterprise clients; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.
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

In addition, if we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to:

•inability to integrate or benefit from acquired technologies or services in a profitable manner;

•lack of experience in making acquisitions and integrating acquired businesses or assets;

•unanticipated costs or liabilities associated with the acquisition;

•difficulty integrating the accounting systems, operations and personnel of the acquired business;

•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•diversion of management’s attention from other business concerns;

•negative impacts to our existing relationships with enterprise clients or health network partners as a result of the acquisition;

•the potential loss of key employees;

•use of resources that are needed in other parts of our business; and

•use of substantial portions of our available cash to consummate the acquisition.

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

The estimates of market opportunity and forecasts of market and revenue growth included in this Quarterly Report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. healthcare market is subject to significant variables, including a changing regulatory environment and population demographic, which can be difficult to measure, estimate or quantify. Our business depends on member acquisition and retention, which further drives revenue from our contracts with health network partners. Estimates and forecasts of these factors in any given market is difficult and affected by multiple variables such as population growth, concentration of enterprise clients and population density, among other things. Further, we cannot assure you that we will be able to sufficiently penetrate certain market segments included in our estimates and forecasts, including due to limited deployable capital, ineffective marketing efforts or the inability to develop sufficient presence in a given market to gain members or contract with employers and health network partners in that market. Once we acquire a member, apart from fixed annual membership fees and payments from health care partners, we primarily derive revenue from patient in-office visits, which may be difficult to forecast over time, particularly as our billable service mix continues to expand, including due to the COVID-19 pandemic. Finally, our contractual arrangements with health network partners typically have highly tailored capitation and other fee structures which vary across health network partners and are dependent on the number of members that receive healthcare services in a health network partner’s network. As a result, we may not be able to accurately forecast revenue from our health network partners. For these reasons, the estimates and forecasts in this Quarterly Report relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition and results of operations.

Our offices and facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, extreme weather conditions, power outages, fires, floods, protests and civil unrest, nuclear disasters and acts of terrorism or other criminal activities, which may result in temporary office closures and render it difficult or impossible for us to operate our business for some period of time. In particular, certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain an insurance policy covering damages to our property and, in certain situations, interruptions to our business, such insurance may not be available or sufficient to compensate for the different types of associated losses that may occur, including business interruption losses. Any such losses or damages could harm our business, financial condition and results of operations. In addition, our health network partners’

facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or other negative effects on our business and operations.

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

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals or where there is a good faith belief that the person who received the impermissible disclosure would not have been able to retain the information. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. Any such notifications, including notifications to the public, could harm our business, financial condition, results of operations and prospects.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased number, sophistication and activities of perpetrators of cyber-attacks. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we or our third-party vendors may be unable to anticipate these techniques or to implement adequate preventive measures. The risk of cyber-attacks is heightened during the COVID-19 pandemic as we and our vendors move to remote work which poses more vulnerabilities susceptible to exploitation. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized access to sensitive confidential information and personal information (including health information), a loss of or damage to our data, an inability to access data sources, or process data or provide our services. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely impact customer, partner, member or investor confidence in us, and reduce the demand for our services. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial or preventative measures. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability. Moreover, coverage disputes could occur and, in any event, insurance coverage would not address the reputational damage that could result from a security incident. If an actual or perceived breach of our or our third-party vendors’ security occurs, or if we or our third-party vendors are unable to effectively resolve a breach in a timely manner, we could lose current and potential members, partners and clients, which could harm our business, results of operations, financial condition and prospects.

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

As of March 31, 2021, we are qualified to operate in, and file income tax returns in, 14 states as well as Washington, D.C. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely impact our results of operations.

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

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes for our membership, enterprise and other service offerings, which could negatively impact our results of operations.

We do not collect sales and use and similar taxes in any states for our membership, enterprise and other service offerings based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Certain states in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. For example, the State of New York audited our sales and use tax records from March 2011 through February 2017 and issued a determination that we owe back taxes, penalties and interest. While we are disputing the results of the audit, we may not be successful, in which case we may be required to make payments in tax assessments, penalties or interest, and may be required to collect sales and use taxes in the future. Such tax assessments, penalties and interest or future requirements may negatively impact our results of operations.

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

We license certain intellectual property, including content, technologies and software from third parties, that are important to our business. In the future we may need to enter into additional agreements that provide us with licenses and rights to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, or if our use or license rights are challenged, we may be required to pay damages, the licensor may have the right to terminate the license and the owner of the intellectual property asset may assert claims against us. Termination by the licensor or dispute with an owner of an intellectual property asset would cause us to lose valuable rights, and could disrupt or prevent us from providing our services, or adversely impact our ability to commercialize future solutions and services. In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Our licensors may also own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement.

Moreover, the licensing or acquisition of third-party intellectual property rights is a competitive area, and established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. Companies that perceive us to be a competitor may also be unwilling to license or grant rights to us. Even if such licenses are available, we may be required to pay the licensor substantial fees or royalties. Such fees or royalties will become a cost of our operations and may affect our margins. If we are unable to obtain licenses on acceptable terms or at all, if any licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, we could be restricted from commercializing our solutions and services and may be required to incur substantial costs to seek or develop alternatives. Any of the foregoing could harm our business, financial condition, results of operations, and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with the public. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our services or be required to expend substantial resources and expenses to rebrand. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish or protect our trademarks and trade names, or if we are unable to build name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our competitive position, business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information, including our technology platform, and to maintain our competitive position. With respect to our technology platform, we consider trade secrets and know-how to be one of our primary sources of intellectual property. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by implementing topical policies and processes and by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, contractors, consultants, advisors, clients, prospects, partners, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets are misappropriated, improperly disclosed, or independently developed by a competitor or other third party, it could harm our competitive position, business, financial condition, results of operations, and prospects.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

•actual or anticipated fluctuations in our financial condition and operating results;

•variance in our financial performance from expectations of securities analysts or investors;

•changes in the pricing we offer our members;

•changes in our projected operating and financial results;

•the impact of COVID-19 on our financial performance, financial condition and results of operations, and the financial performance and financial condition of our health network partners, on our payers, our enterprise clients and others;

•the impact of protests and civil unrest;

•our relationships with our health network partners and any changes to or terminations of our contracts with the health network partners;

•changes in laws or regulations applicable to our industry and our solutions and services;

•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;

•publicity associated with issues with our services and technology platform;

•our involvement in litigation, including medical malpractice claims and consumer class action claims;

•any governmental investigations or inquiries into our business and operations or challenges to our relationships with the One Medical PCs under the ASAs or to our relationships with health network partners;

•future sales of our common stock or other securities, by us or our stockholders;

•changes in senior management or key personnel;

•developments or disputes concerning our intellectual property or other proprietary rights, including allegations that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;

•changes in accounting standards, policies, guidelines, interpretations or principles;

•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally, including competition or perceived competition from well-known and established companies or entities;

•the trading volume of our common stock;

•changes in the anticipated future size and growth rate of our market;

•rates of unemployment; and

•general economic, regulatory, and market conditions, including economic recessions or slowdowns.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Global Select Market. In particular, we are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. We will cease to be an emerging growth company on the date that we become a “large accelerated filer” under the rules of the SEC, including when the market value of our outstanding common stock held by non-affiliates exceeds $700 million as of the previous June 30th. While we will not be deemed a large accelerated filer for 2021, if the market value of our outstanding common stock held by non-affiliates exceeds $700 million as of June 30, 2021, we will be deemed a large accelerated filer, and no longer an emerging growth company, starting on January 1, 2022. We have commenced but not yet completed the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation required under Section 404. Also, we currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.

We reported in our Annual Report on Form 10-K as of December 31, 2019, material weaknesses in our internal control over financial reporting as we did not effectively design, implement and maintain: (i) adequate controls over the accounting for significant and unusual transactions (ii) adequate controls to address segregation of duties and (iii) adequate information technology (“IT”) general controls including the following: program change management, user access, computer operations and program development. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During 2020, we completed the remediation measures related to our previously reported material weaknesses and concluded that our internal control over financial reporting was effective as of December 31, 2020. However, remediation of these material weaknesses does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

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

In addition, on February 4, 2020, we filed a registration statement on Form S-8 registering the issuance of approximately 47.7 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•provide for a classified board of directors whose members serve staggered terms;

•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

•require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;

•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;

•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•prohibit cumulative voting in the election of directors;

•provide that our directors may be removed for cause only upon the vote of the holders of at least 66 2⁄3% of our outstanding shares of common stock;

•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law for:

•any derivative action or proceeding brought on our behalf;

•any action asserting a breach of fiduciary duty;

•any action arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•any action asserting a claim against us that is governed by the internal-affairs doctrine.

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
Subject to limited exceptions, holders of the 2025 Notes will have the right to require us to repurchase all or a portion of their 2025 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, as described under Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, upon conversion of the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2025 Notes being converted as described under Note 7 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2025 Notes surrendered therefor or 2025 Notes being converted. In addition, our ability to repurchase the 2025 Notes or to pay cash upon conversions of the 2025 Notes may be limited by law, by regulatory authority or by agreements governing our existing or future indebtedness. Our failure to repurchase 2025 Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2025 Notes as required by the indenture would constitute a default under the indenture governing the 2025 Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2025 Notes or make cash payments upon conversions thereof.

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
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds from Registered Securities
On January 30, 2020, our registration statement on Form S-1 (File No. 333- 235792) relating to the initial public offering of our common stock was declared effective by the SEC. Pursuant to such registration statement, we issued and sold an aggregate of 20,125,000 shares of our common stock at a price of $14.00 per share for aggregate cash proceeds of approximately $258.1 million, net of underwriting discounts and commissions and offering costs, which includes the full exercise by the underwriters of their option to purchase additional shares of common stock. No payments for offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as joint-book running managers for the offering.
There has been no material change in the expected use of the net proceeds from our initial public offering, as described in our final prospectus filed with the SEC on February 3, 2020 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.
Repurchase of Shares of Company Equity Securities
None.

Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of 1Life Healthcare, Inc.	8-K	001-39203	3.1	2/4/2020
3.2	Amended and Restated Bylaws of 1Life Healthcare, Inc.	8-K	001-39203	3.4	2/4/2020
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Definition Linkbase Document					X
101.DEF	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
†The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of 1Life Healthcare, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

1LIFE HEALTHCARE, INC.

Date: May 17, 2021	By:	/s/ Amir Dan Rubin
Amir Dan Rubin
Chief Executive Officer and President (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Bjorn Thaler
Bjorn Thaler
Chief Financial Officer (Principal Financial and Accounting Officer)