Form 10-Q
period 2021-06-30
1Life Healthcare Inc
filed 2021-08-04
CIK 1404123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 26, 2021, the registrant had 137,802,443 shares of common stock, $0.001 par value per share, outstanding.

Where You Can Find More Information
Investors and others should note that we announce material financial and other information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also post supplemental materials on the “Events” section of our investor relations website at investor.onemedical.com. Except as specifically noted herein, information on or accessible through our website is not, and will not be deemed to be, a part of this Quarterly Report on Form 10-Q or incorporated by reference into any other filings we may make with the U.S. Securities and Exchange Commission (the “SEC”).
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
i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$503,238	$112,975
Short-term marketable securities	150,559	570,023
Accounts receivable, net	55,982	67,895
Inventories	3,950	7,113
Prepaid expenses and other current assets	43,025	16,693
Total current assets	756,754	774,699
Restricted cash	1,895	1,911
Property and equipment, net	144,770	126,037
Right-of-use assets	165,653	138,840
Goodwill	26,866	21,301
Deferred income taxes	2,656	2,656
Other assets	29,047	5,546
Total assets	$1,127,641	$1,070,990
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,462	$12,654
Accrued expenses	56,037	46,527
Deferred revenue, current	43,605	35,966
Operating lease liabilities, current	20,656	17,418
Other current liabilities	21,988	4,861
Total current liabilities	154,748	117,426
Operating lease liabilities, non-current	181,952	153,614
Convertible senior notes	308,907	241,233
Deferred revenue, non-current	6,750	7,624
Other non-current liabilities	2,840	2,618
Total liabilities	655,197	522,515
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.001 par value, 1,000,000 and 1,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 137,774 and 134,472 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	138	134
Additional paid-in capital	916,460	918,118
Accumulated deficit	(444,162)	(369,785)
Accumulated other comprehensive income	8	8
Total stockholders' equity	472,444	548,475
Total liabilities and stockholders' equity	$1,127,641	$1,070,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$120,416	$78,000	$241,768	$156,756
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	67,922	53,450	138,014	104,999
Sales and marketing	10,570	9,777	23,259	20,933
General and administrative	77,196	38,311	141,541	78,177
Depreciation and amortization	7,292	5,175	13,899	10,388
Total operating expenses	162,980	106,713	316,713	214,497
Loss from operations	(42,564)	(28,713)	(74,945)	(57,741)
Other income (expense), net:
Interest income	79	366	184	1,400
Interest expense	(2,842)	(1,976)	(5,685)	(2,029)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	—	(6,560)
Total other expense, net	(2,763)	(1,610)	(5,501)	(7,189)
Loss before income taxes	(45,327)	(30,323)	(80,446)	(64,930)
Provision for (benefit from) income taxes	(4,040)	(22)	159	(72)
Net loss	(41,287)	(30,301)	(80,605)	(64,858)
Less: Net loss attributable to noncontrolling interest	—	—	—	(704)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(41,287)	$(30,301)	$(80,605)	$(64,154)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.30)	$(0.24)	$(0.59)	$(0.61)
Weighted average common shares outstanding — basic and diluted	136,788	126,150	137,045	105,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(41,287)	$(30,301)	$(80,605)	$(64,858)
Other comprehensive loss:
Net unrealized loss on short-term marketable securities	(12)	(51)	—	(7)
Comprehensive loss	(41,299)	(30,352)	(80,605)	(64,865)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(704)
Comprehensive loss attributable to 1Life Healthcare, Inc. stockholders	$(41,299)	$(30,352)	$(80,605)	$(64,161)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit) Attributable to 1Life Healthcare, Inc. Stockholders	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	—	$—	134,472	$134	$918,118	$(369,785)	$8	$548,475	$—	$548,475
Impact of adoption of ASU 2020-06					(73,393)	6,656		(66,737)		(66,737)
Impact of adoption of ASC 326						(428)		(428)		(428)
Exercise of stock options			2,584	3	13,476			13,479		13,479
Issuance of common stock for settlement of RSUs			241		—			—
Stock-based compensation expense					26,328			26,328		26,328
Net unrealized gain on short-term marketable securities							12	12		12
Net loss						(39,318)		(39,318)	—	(39,318)
Balances at March 31, 2021	—	$—	137,297	$137	$884,529	$(402,875)	$20	$481,811	$—	$481,811
Exercise of stock options			353	1	2,627			2,628		2,628
Issuance of common stock under the employee stock purchase plan			107		2,972			2,972		2,972
Issuance of common stock for settlement of RSUs			17					—		—
Stock-based compensation expense					26,332			26,332		26,332
Net unrealized gain on short-term marketable securities							(12)	(12)		(12)
Net loss						(41,287)		(41,287)		(41,287)
Balance at June 30, 2021	—	$—	137,774	$138	$916,460	$(444,162)	$8	$472,444	$—	$472,444
The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit) Attributable to 1Life Healthcare, Inc. Stockholders	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	86,252	$402,488	18,952	$19	$93,945	$(281,068)	$38	$(187,066)	$3,035	$(184,031)
Exercise of redeemable convertible preferred stock warrant	5	76						—		—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(86,257)	(402,564)	86,257	86	402,478			402,564		402,564
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $23,631			20,125	20	258,099			258,119		258,119
Fair value adjustment to redeemable convertible preferred stock warrants upon conversion into common stock warrants					13,740			13,740		13,740
Exercise of stock options			294	—	1,534			1,534		1,534
Exercise of common stock warrants			11	—	73			73		73
Cashless exercise of common stock warrants			464	1	—			1		1
Stock-based compensation expense					10,325			10,325		10,325
Net unrealized gain on short-term marketable securities							44	44		44
Net loss						(33,853)		(33,853)	(704)	(34,557)
Balances at March 31, 2020	—	$—	126,103	$126	$780,194	$(314,921)	$82	$465,481	$2,331	$467,812
Reimbursed secondary offering issuance costs					784			784		784
Exercise of stock options			103		562			562		562
Stock-based compensation expense					8,363			8,363		8,363
Net unrealized gain on short-term marketable securities							(51)	(51)		(51)
Equity component of convertible senior notes, net of issuance costs of $2,243					73,370			73,370		73,370
VIE deconsolidation								—	(2,331)	(2,331)
Net loss						(30,301)		(30,301)		(30,301)
Balances at June 30, 2020	—	$—	126,206	$126	$863,273	$(345,222)	$31	$518,208	$—	$518,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(80,605)	$(64,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	105	213
Depreciation and amortization	13,899	10,388
Amortization of debt discount and issuance costs	937	1,135
Accretion of discounts and amortization of premiums on short-term investments, net	483	(520)
Change in fair value of redeemable convertible preferred stock warrant liability	—	6,560
Reduction of operating lease right-of-use assets	8,609	6,575
Stock-based compensation	52,660	18,688
Other non-cash items	400	(10)
Changes in operating assets and liabilities:
Accounts receivable, net	11,380	(13,591)
Inventories	3,216	93
Prepaid expenses and other current assets	(21,261)	1,118
Other assets	110	(250)
Accounts payable	1,234	(2,110)
Accrued expenses	6,772	12,893
Deferred revenue	6,765	16,051
Operating lease liabilities	(8,761)	(5,132)
Other liabilities	17,128	2,652
Net cash provided by (used in) operating activities	13,071	(10,105)
Cash flows from investing activities:
Purchases of property and equipment	(31,172)	(39,554)
Purchases of short-term marketable securities	(79,984)	(367,367)
Proceeds from sales and maturities of short-term marketable securities	498,977	123,314
Acquisitions of businesses	(9,695)	—
Issuance of note receivable	(20,000)	—
VIE deconsolidation	—	(810)
Net cash provided by (used in) investing activities	358,126	(284,417)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	316,250
Payment of convertible senior notes issuance costs	—	(8,756)
Proceeds from initial public offering	—	281,750
Payment of underwriting discount and commissions, and offering costs	—	(21,322)
Proceeds from the exercise of stock options	16,107	2,096
Proceeds from employee stock purchase plan	2,972	—
Proceeds from the exercise of redeemable convertible preferred and common stock warrants	—	110
Repayment of notes payable	—	(2,200)
Payment of principal portion of finance lease liability	(29)	(29)
Net cash provided by financing activities	19,050	567,899
Net increase in cash, cash equivalents and restricted cash	390,247	273,377
Cash, cash equivalents and restricted cash at beginning of period	115,005	29,329
Cash, cash equivalents and restricted cash at end of period	$505,252	$302,706
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$5,883	$3,620
Offering costs included in accounts payable and accrued expenses	$—	$625
Reimbursement of secondary offering costs in prepaid expenses and other current assets	$—	$784

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
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), which include the accounts of 1Life and variable interest entities (“VIE”) in which 1Life has an interest and is the primary beneficiary. See Note 3, “Variable Interest Entities”. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest attributable to the Company’s variable interest entities are presented as a separate component of equity in the condensed consolidated balance sheets. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly state its condensed consolidated financial position, results of operations, comprehensive loss and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 17, 2021 (the “Form 10-K”).
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”) during the six months ended June 30, 2021. See Note 5, “Revenue Recognition”.
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
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	June 30,	December 31,	June 30,	December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$503,238	$112,975	$300,675	$27,390
Restricted cash, current (included in prepaid expenses and other current assets)	119	119	17	17
Restricted cash, non-current	1,895	1,911	2,014	1,922
Total cash, cash equivalents, and restricted cash	$505,252	$115,005	$302,706	$29,329
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
The table below presents the customers that individually represented 10% or more of the Company’s accounts receivable, net balance as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020
Customer A	13%	*
Customer E	15%	12%
Customer F	16%	24%
Customer H	14%	16%
* Represents percentages below 10% of the Company’s accounts receivable in the period.
The table below presents the customers that individually represented 10% or more of the Company’s net revenue for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	12%	*	12%	11%
Customer E	*	11%	*	11%
Customer F	12%	12%	12%	12%
* Represents percentages below 10% of the Company’s net revenue in the period.
2.Summary of Significant Accounting Policies
Other than items discussed under Recently Adopted Pronouncements as of June 30, 2021, there have been no material changes to the Company’s significant accounting policies as discussed in Note 2 “Summary of Significant Accounting Policies” in Item 15 of its Form 10-K for the fiscal year ended December 31, 2020.

Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company will cease to be an emerging growth company, as defined in the JOBS Act, at the end of this fiscal year ending December 31, 2021.
Recently Adopted Pronouncements as of June 30, 2021
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments and also increases information transparency by making disclosure amendments. The standard is effective for private companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.
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
The impact of adoption on the condensed consolidated statements of operations for the three and six months ended June 30, 2021 was primarily a reduction of non-cash interest expense of $3,239 and $6,408, respectively. The reduction in interest expense decreased the net loss attributable to common stockholders and decreased the basic net loss per share. The required use of the if-converted method for earnings per share does not impact the diluted net loss per share as long as the Company is in a net loss position. The adoption had no impact on the condensed consolidated statement of cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance (collectively, Topic 326). Topic 326 replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Upon adoption of the standard, the Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including historical losses adjusted for current market conditions, the Company's customers' financial condition, delinquency trends, aging behaviors of receivables and credit and liquidity indicators for industry groups, and future market and economic conditions. For available-for-sale debt securities with unrealized losses, the standard limits the amount of credit losses to be recognized to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company early adopted the standard on January 1, 2021 using a modified retrospective approach with no material impact to the condensed consolidated financial statements. The adoption of the standard did not significantly change the Company's approach to the valuation of trade receivables, available-for-sale debt securities or other note receivables.
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
Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2021
There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to the Company as of June 30, 2021.
3.Variable Interest Entities
1Life’s agreements with the PCs generally consist of both Administrative Services Agreements (“ASAs”), which provide for various administrative and management services to be provided by 1Life to the PCs, and Succession Agreements, which provide for transition of ownership of the PCs under certain conditions.
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
The contractual arrangement to provide management services allows 1Life to direct the economic activities that most significantly affect the PC. Accordingly, 1Life is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support 1Life provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the current assets and liabilities included in the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $50,843 and $42,792, respectively, as of June 30, 2021 and $48,182 and $31,462, respectively, as of December 31, 2020. The PCs did not have noncurrent assets or liabilities.

4.Fair Value Measurements and Investments
Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$470,384	$—	$—	$470,384
Short-term investments:
U.S. Treasury obligations	60,563	—	—	60,563
Foreign government bonds	—	5,055	—	5,055
Commercial paper	—	84,941	—	84,941
Total financial assets	$530,947	$89,996	$—	$620,943

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$50,761	$—	$—	$50,761
Commercial paper	—	19,999	—	19,999
Short-term investments:
U.S. Treasury obligations	416,158	—	—	416,158
U.S. government agency securities	20,000	—	—	20,000
Commercial paper	—	133,865	—	133,865
Total financial assets	$486,919	$153,864	$—	$640,783
During the three and six months ended June 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Convertible Senior Notes
The Company has $316,250 aggregate principal amount outstanding of 3.0% convertible senior notes due in 2025 (the “2025 Notes”). Please refer to Note 9, “Convertible Senior Notes” for further details on the 2025 Notes.
The fair value of the 2025 Notes was $351,003 and $397,472 as of June 30, 2021 and December 31, 2020, respectively. The fair value was determined based on the closing trading price of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 measurement as they are not actively traded.

Investments
At June 30, 2021 and December 31, 2020, the Company’s cash equivalents and short-term marketable securities were as follows:

	June 30, 2021
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$470,384	$—	$470,384
Short-term marketable securities:
U.S. Treasury obligations	60,553	10	60,563
Foreign government bonds	5,056	(1)	5,055
Commercial paper	84,941	—	84,941
Total short-term marketable securities	150,550	9	150,559
Total cash equivalents and short-term marketable securities	$620,934	$9	$620,943

	December 31, 2020
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$50,761	$—	$50,761
Commercial paper	19,999	—	19,999
Total cash equivalents	70,760	—	70,760
Short-term marketable securities:
U.S. Treasury obligations	416,150	8	416,158
U.S. government agency securities	20,000	—	20,000
Commercial paper	133,865	—	133,865
Total short-term marketable securities	570,015	8	570,023
Total cash equivalents and short-term marketable securities	$640,775	$8	$640,783
5.Revenue Recognition
The following table summarizes the Company’s net revenue by primary source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue:
Net patient service revenue	$43,416	$23,927	$87,878	$58,013
Partnership revenue	56,126	33,993	111,057	63,448
Total net patient service and partnership revenue	99,542	57,920	198,935	121,461
Membership revenue	20,874	17,680	41,070	32,895
Grant income	—	2,400	1,763	2,400
Net revenue	$120,416	$78,000	$241,768	$156,756

Net patient service revenue is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. The following table summarizes net patient service revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net patient service revenue:
Commercial and government third-party payers	$39,608	$20,985	$81,843	$50,876
Patients, including self-pay, insurance co-pays and deductibles	3,808	2,942	6,035	7,137
Net patient service revenue	$43,416	$23,927	$87,878	$58,013
The CARES Act was enacted on March 27, 2020 to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant of $1,763 from the Provider Relief Fund administered by the Health and Human Services ("HHS") during the six months ended June 30, 2021. The Company received an income grant of $2,400 during the three and six months ended June 30, 2020. The Company did not receive any income grants from the HHS for the three months ended June 30, 2021. Management has concluded that the Company met conditions of the grant funds and has recognized it as Grant income for the six months ended June 30, 2021 and June 30, 2020, respectively.
During the three and six months ended June 30, 2021, the Company recognized revenue of $20,041 and $26,187 respectively, which was included in the beginning deferred revenue balances as of April 1, 2021 and January 1, 2021, respectively. During the three and six months ended June 30, 2020, the Company recognized revenue of $15,995 and $17,458, respectively, which was included in the beginning deferred revenue balances as of April 1, 2020 and January 1, 2020, respectively.
As of June 30, 2021, a total of $6,356 is included within deferred revenue related to variable consideration, of which $5,351 is classified as non-current as it will not be recognized within the next twelve months. The estimate of variable consideration is based on the Company’s assessment of historical, current, and forecasted performance.
As summarized in the table below, the Company recorded contract assets and deferred revenue as a result of timing differences between the Company’s performance and the customer’s payment.

	June 30,	December 31,
	2021	2020
Balances from contracts with customers:
Accounts receivable	$55,982	$67,895
Contract asset (included in prepaid expenses and other current assets)	788	513
Deferred revenue	50,355	43,590
The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company’s remaining performance obligation as of June 30, 2021, is expected to be recognized as follows:

	Less than or equal to 12 months	Greater than 12 months	Total
As of June 30, 2021	$4,676	$9,186	$13,862
6.Leases
Most leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 7 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of June 30, 2021. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.
Certain of the Company’s furniture and fixtures and lab equipment are held under finance leases. Lease-related assets are included in property and equipment, net in the condensed consolidated balance sheets and are immaterial as of June 30, 2021.
The components of operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$7,856	$6,355	$15,189	$12,315
Variable lease costs	1,222	1,013	2,533	2,029
Total lease costs	$9,078	$7,368	$17,722	$14,344
Other information related to leases was as follows:
Supplemental Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,973	$5,920	$15,828	$11,358

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$19,336	$7,031	$35,422	$30,638
Lease Term and Discount Rate

	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	8.47	8.36
Weighted-average discount rate	7.17%	7.60%
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
Future minimum lease payments under non-cancellable operating leases as of June 30, 2021 were as follows (excluding the effect of lease incentives to be received that are recorded in prepaid expenses and other current assets of $7,697 which serve to reduce total lease payments):

June 30, 2021
Remainder of 2021	$17,310
2022	34,120
2023	33,150
2024	31,899
2025	29,994
Thereafter	127,922
Total lease payments	274,395
Less: interest	(71,787)
Total lease liabilities	$202,608

7.Business Combinations
Completed Business Combinations
During the three months ended June 30, 2021, the Company completed two acquisitions for $9,350 of total cash consideration. The acquisitions were each accounted for as a business combination. The Company does not consider these acquisitions to be material, individually or in aggregate, to the Company’s unaudited condensed consolidated financial statements. The preliminary purchase price allocations resulted in $5,565 of goodwill and $3,700 of acquired identifiable intangible assets related to customer relationships valued using the income method. Intangible assets are presented in other assets in the condensed consolidated balance sheets and are being amortized over their respective useful lives of seven years. Acquisition-related costs were immaterial and were expensed as incurred in the condensed consolidated statements of operations.
Proposed Business Combination
On June 6, 2021, 1Life entered into a definitive agreement to acquire Iora Health, Inc. (“Iora”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Iora is a human-centered, value-based primary care group with built-for-purpose technology focused on serving Medicare populations. Pursuant to the terms of the Merger Agreement, at the closing of the proposed transaction, each outstanding share of Iora capital stock will be converted into the right to receive approximately 0.689 shares of 1Life's common stock, and 1Life will assume outstanding and unexercised options to purchase Iora common stock, will be converted into options to purchase shares of 1Life’s common stock at the same ratio. The total number of shares of 1Life's common stock to be issued or reserved for issuance will be approximately 56,100 shares. Based on the number of shares of 1Life common stock and Iora capital stock outstanding on July 13, 2021, upon the completion of the merger, current 1Life stockholders and former Iora stockholders are expected to own approximately 78% and 22% of the combined company, respectively.
The Merger Agreement contains certain customary termination rights for both parties and provides that, in connection with a termination of the Merger Agreement under certain specified circumstances, (a) 1Life will pay Iora a termination fee of $50,000 or a termination fee equal to all reasonable out-of-pocket fees and expenses actually incurred by Iora in connection with the transactions, up to a maximum of $10,000, or (b) Iora will pay 1Life a termination fee of $50,000.
During the six months ended June 30, 2021, the Company incurred approximately $11,148 in expenses related to this proposed transaction. The completion of the merger is subject to customary conditions to closing, including stockholder and regulatory approval. The Company expects the transaction to close in the third quarter of 2021.
8.Goodwill and Intangible Assets
Goodwill
As of June 30, 2021 and December 31, 2020, goodwill was $26,866 and $21,301, respectively. During the three and six months ended June 30, 2021, the Company recorded $5,565 of goodwill in connection with the acquisitions that were completed during the three months ended June 30, 2021. See Note 7 "Business Combinations". No goodwill impairments were recorded during the three and six months ended June 30, 2021.
Goodwill balances as of June 30, 2021 and December 31, 2020 were as follows:

Goodwill
Balance as of December 31, 2020	$21,301
Goodwill recorded in connection with acquisitions	5,565
Balance as of June 30, 2021	$26,866
Intangible Assets
During the three and six months ended June 30, 2021, the Company recorded $3,700 of intangible assets related to acquisitions. See Note 7 "Business Combinations". Amortization expense of intangible assets for the three and six months ended June 30, 2021 was immaterial. The Company had no intangible assets as of December 31, 2020 and did not record any amortization expense of intangible assets for the three and six months ended June 30, 2020.
The following summarizes the Company’s intangible assets and accumulated amortization as of June 30, 2021:

	June 30, 2021
	Original Cost	Accumulated Amortization	Net Book Value

Customer relationships	$3,700	$(88)	$3,612
Total intangible assets	$3,700	$(88)	$3,612

As of June 30, 2021, estimated future amortization expense related to intangible assets were as follows:

June 30, 2021
Remainder of 2021	$264
2022	529
2023	529
2024	529
2025	529
Thereafter	1,320
Total	$3,700

9.Convertible Senior Notes
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
In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such a corporate event in certain circumstances. The Company may not redeem the 2025 Notes prior to June 20, 2023. The Company may redeem for cash all or any portion of the 2025 Notes, at the Company’s option, on or after June 20, 2023 and prior to March 15, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. During the three months ended June 30, 2021, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of June 30, 2021 and are classified in long term liabilities in the condensed consolidated balance sheet.
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
The net carrying amount of the 2025 Notes was as follows:

June 30,
2021
Liabilities:
Principal	$316,250
Unamortized issuance costs	(7,343)
Net carrying amount	$308,907

The following table sets forth the interest expense recognized related to the 2025 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$2,372	$826	$4,744	$826
Amortization of debt discount	—	1,041	—	1,041
Amortization of issuance costs	468	79	937	79
Total interest expense related to the 2025 Notes	$2,840	$1,946	$5,681	$1,946

10.Stock-Based Compensation
Stock Incentive Plan
The Company has the following stock-based compensation plans: the 2007 Equity Incentive Plan (the “2007 Plan”), the 2017 Equity Incentive Plan (the “2017 Plan”), and the 2020 Equity Incentive Plan (the “2020 Plan”, and, together with the 2007 Plan and the 2017 Plan, the “Plans”).
In January 2020, the Company’s stockholders approved the 2020 Plan, which took effect upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The 2020 Plan is intended as the successor to and continuation of the 2007 Plan and the 2017 Plan. No additional stock awards will be granted under these prior plans. The number of shares of common stock reserved for issuance under the Company’s 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021, and continuing through and including January 1, 2030, by 4% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s board prior to the applicable January 1st. The number of shares issuable under the Plans is adjusted for capitalization changes, forfeitures, expirations and certain share reacquisitions. The Plan provides for the grants of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, and restricted stock unit awards (“RSUs”). ISOs may be granted only to employees, including officers. All other awards may be granted to employees, including officers, non-employee directors and consultants. The 2020 Plan provides that grants of ISOs will be made at no less than the estimated fair value of common stock, as determined by the Board of Directors, at the date of grant. Stock options granted to employees and nonemployees under the Plans generally vest over four years. Options granted under the Plans generally expire ten years after the date of grant.
At June 30, 2021, 11,346 shares were available for future grants.
2020 Employee Stock Purchase Plan
In January 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The 2020 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The Company had initially reserved 2,800 shares of common stock for issuance under the 2020 ESPP. Effective as of January 1, 2021, an additional 2,017 shares of common stock became available for issuance under the ESPP, as a result of the operation of an automatic annual increase provision therein. At June 30, 2021, 4,361 shares were available for future issuance.
The initial offering period ran from January 31, 2020 to August 15, 2020 and the second offering period ran from August 16, 2020 to November 15, 2020. For subsequent periods, the ESPP will provide for separate six-month offering periods beginning on May 16 and November 16 of each year. During the three months ended June 30, 2021, the Company’s employees purchased approximately 107 shares under the ESPP at a weighted-average price of $27.85 per share.
The stock-based compensation expense recognized for the ESPP was $591 and $1,212 during the three and six months ended June 30, 2021 and $597 and $1,006 during the three and six months ended June 30, 2020, respectively.

Stock Options
The following table summarizes stock option activity under the 2020 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	28,273	$18.03	8.20	$724,339
Granted	545	42.68
Exercised	(2,937)	5.48
Canceled	(127)	8.37
Outstanding as of June 30, 2021	25,754	$20.03	7.90	$429,423

Options exercisable as of June 30, 2021	8,807	$5.77	6.48	$240,961
Options vested and expected to vest as of June 30, 2021	15,291	$20.62	7.89	$390,516
At June 30, 2021 and 2020, there was $14,805 and $32,690, respectively, in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.8 years and 2.0 years, respectively.
The fair value of stock option grants with service-based vesting conditions was $50 and $12,218 for the three and six months ended June 30, 2021, and $3,180 and $4,429, respectively, for the three and six months ended June 30, 2020.
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
As of June 30, 2021, no stock price milestones have been achieved. Consequently, no shares subject to the Performance Stock Option have vested as of the date of this filing. The entire 8,645 shares granted are excluded from options vested and expected to vest from the options activity table presented above.
The Company will recognize aggregate stock-based compensation expense of $197,469 over the derived service period of each tranche using the accelerated attribution method as long as the service-based vesting conditions are satisfied. If the market conditions are achieved sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company recorded stock-based compensation expense of $14,924 and $29,850 related to the award for the three and six months ended June 30, 2021, which is included in general and administrative on the condensed consolidated statements of operations. Unamortized stock-based compensation expense related to the award was $167,128 as of June 30, 2021.

Restricted Stock Units
The following table summarizes restricted stock unit activity under the 2020 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	1,291	$22.14
Granted	1,170	42.00
Vested	(258)	22.54
Canceled and forfeited	(150)	28.55
Unvested and outstanding as of June 30, 2021	2,053	$32.94
Stock-Based Compensation Expense
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales and marketing	$964	$668	$1,987	$1,268
General and administrative	25,368	7,695	50,673	17,420
Total	$26,332	$8,363	$52,660	$18,688
A tax benefit of $2,248 and $32,642 for the three and six months ended June 30, 2021, respectively, and $92 and $372 for the three and six months ended June 30, 2020, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities.

11.Income Taxes
The Company recorded an income tax benefit of $4,040 and $22 to operations for the three months ended June 30, 2021 and June 30, 2020, respectively. This represents an effective tax rate for the respective periods of 8.913% and 0.075%, respectively. The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2021, the Company maintains a partial valuation allowance against its net deferred tax assets. The effective tax rate differs in 2021 and 2020 from the federal statutory rate due to the change in need for valuation allowance.
The Company recorded an income tax provision of $159 and benefit of $72 to operations for the six months ended June 30, 2021 and June 30, 2020, respectively. This represents an effective tax rate for the respective periods of (0.198)% and 0.124%, respectively. The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2021, the Company maintains a partial valuation allowance against its net deferred tax assets. The effective tax rate differs in 2021 and 2020 from the federal statutory rate due to the change in need for valuation allowance.

12.Net Loss Per Share
Net Loss Per Share Attributable to 1Life Healthcare, Inc. Stockholders
Basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(41,287)	$(30,301)	$(80,605)	$(64,858)
Less: Net loss attributable to noncontrolling interest	—	—	—	(704)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(41,287)	$(30,301)	$(80,605)	$(64,154)
Denominator:
Weighted average common shares outstanding — basic and diluted	136,788	126,150	137,045	105,517
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.30)	$(0.24)	$(0.59)	$(0.61)
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

	As of June 30,
	2021	2020
Options to purchase common stock	25,754	27,636
Unvested restricted stock	2,053	1,320
Warrants to purchase common stock	—	162
2025 Notes (1)	7,117	—
	34,924	29,118
(1) Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible senior notes was calculated using the if-converted method for the three and six months ended June 30, 2021. During the three months ended June 30, 2021, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of June 30, 2021. See Note 2 "Summary of Significant Accounting Policies".

13.Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2021 and December 31, 2020, the Company has not incurred any material costs as a result of such indemnifications.

Legal Matters
In May 2018, a class action complaint was filed by two former members against the Company in the Superior Court of California for the County of San Francisco, or the Court, alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF, in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. Following trial proceedings and certain appeals and court-ordered mediation proceedings, in June 2021, the parties filed a joint notice of settlement and request for a six month stay in light of reaching a settlement agreement. The parties later executed a class action settlement agreement and release effective June 30, 2021 and a preliminary class settlement approval hearing has been scheduled to take place in August 2021.
The settlement amount of $11,500 is recorded as other current liabilities in the condensed consolidated balance sheets as of June 30, 2021. In addition, the Company's insurers committed to pay $5,950 towards the settlement amount. Because recovery from the insurers is probable, a receivable is also recorded for $5,950 as prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2021. The settlement amount, net of expected insurance recovery, of $5,550 is recorded as general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2021.
Stockholder Litigation Related to Iora Health Acquisition
On July 15, 2021, Gary Kosman, a purported stockholder in the Company, filed a complaint in the United States District Court for the Northern District of California, against the Company and its board of directors. The case is captioned Gary Kosman v. 1Life Healthcare, Inc. et al.. On July 19, 2021, Matthew Hopkins, a purported stockholder in 1Life, filed a complaint in the United States District Court for the Southern District of New York against the Company, its board of directors, SB Merger Sub, Inc., and Iora Health, Inc. The case is captioned Matthew Hopkins v. 1Life Healthcare, Inc. et al.. On July 27, 2021, Angel Rodriguez, a purported stockholder in 1Life, filed a complaint in the United States District Court for the Eastern District of New York against the Company and its board of directors. The three complaints allege, among other things, that the disclosures in the Company’s registration statement on Form S-4 regarding the proposed merger are materially misleading and that the defendants therefore violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Each plaintiff seeks, among other things, injunctive relief, including enjoining the proposed merger, and attorney’s fees and costs. Each plaintiff also seeks rescission of the merger or rescissory damages if the proposed merger is completed and an order directing the individual defendants to disseminate a registration statement that does not contain untrue statements of material fact and states all material facts required to make the statements contained therein not misleading.

Additional lawsuits may be filed against the Company or its directors and officers in connection with the merger. Defending such lawsuits could require the Company to incur significant costs and divert the attention of the management team. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the closing of the proposed merger may adversely affect the Company's business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the closing of the proposed merger from occurring within the contemplated timeframe. The Company cannot predict the outcome of the lawsuits or any others that might be filed subsequent to the date of filing of this Quarterly Report on Form 10-Q and cannot reasonably estimate the possible loss or range of loss with respect to these matters. The Company believes that the lawsuits are without merit and intends to defend against the claims vigorously.
Government Inquiries and Investigations
In March 2021, the Company received (i) requests for information and documents from the United States House Select Subcommittee on the Coronavirus Crisis, (ii) a request for information from the California Attorney General and the Alameda County District Attorney’s Office and (iii) a request for information and documents from the Federal Trade Commission relating to the Company’s provision of COVID-19 vaccinations. The Company has also received inquiries from state and local public health departments regarding its vaccine administration practices and may continue to receive additional requests for information from other governmental agencies relating to its provision of COVID-19 vaccinations. The Company is cooperating with these requests as well as requests received from other governmental agencies, including with respect to the Company's compensation practices and membership generation during the relevant periods. The Company is unable to predict the outcome or timeline of these matters at this time or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances. Legal fees have been recorded as general and administrative expenses in the condensed consolidated statements of operations.

Sales and Use Tax
During 2017 and 2018, a state jurisdiction engaged in an audit of 1Life’s sales and use tax records applicable to that jurisdiction from March 2011 through February 2017. As of June 30, 2021, the Company estimated a probable loss from the audit and recorded the estimate in accrued expenses related to one aspect of the finding, including interest and penalties. The Company disputes the other finding representing the majority of the state’s proposed audit change and has filed a notice of appeal. An administrative law judge with the state’s tax division conducted a hearing on the appeal in October 2020. A decision from the judge is expected to be issued in the second half of 2021. At this time, the Company believes it has a compelling basis to dispute the audit finding and it is not able to estimate the amount of loss or range of loss, if any, related to this matter.
In addition, from time to time, the Company has been and may be involved in various legal proceedings arising in the ordinary course of business. The Company currently believes that the outcome of these legal proceedings, either individually or in the aggregate, will not have a material effect on its condensed consolidated financial position, results of operations or cash flows.

14.Related Party Transactions
Certain of the Company’s investors are also affiliated with customers of the Company. Revenue recognized under contractual obligations from such customers was immaterial for the three and six months ended June 30, 2021 and June 30, 2020. The outstanding receivable balance from such customers was immaterial as of June 30, 2021 and December 31, 2020, respectively.

15.Note Receivable
In connection with the proposed merger, on June 21, 2021, the Company and Iora have entered into a loan arrangement under which the Company may advance secured loans to Iora to fund working capital, at Iora’s request from time to time, in outstanding amounts not to exceed $75,000 in the aggregate. Amounts drawn under the loan agreement are secured by all assets of Iora and are subordinated to Iora’s obligations outstanding under its existing credit facility with Silicon Valley Bank ("SVB"). The loan agreement is effective through the earlier of 30 calendar days following any termination of the merger agreement prior to the consummation of the merger ("merger termination"), and the maturity date of borrowed amounts under the loan agreement. Such maturity date is the later of (i) 18 months following any merger termination and (ii) 90 days following the earliest of certain maturity dates set forth in the SVB Facility.
Amounts drawn bear interest at a rate equal to 10% per year, payable monthly. Following a merger termination, the interest rate on outstanding drawn amounts will increase by 5% on the six-month anniversary of the termination date and by another 5% on the 12-month anniversary of the termination date, with the total interest rate capped at 20%. Following the merger termination, accrued and unpaid interest will accrete into outstanding principal at the end of each fiscal quarter unless Iora elects to pay such amounts in cash. Interest receivable as of June 30, 2021 was immaterial.
The loan agreement includes certain customary covenants and events of default generally consistent with those in the SVB Facility. Iora may voluntarily prepay any drawn amounts under the loan agreement without premium or penalty to the extent permitted under the SVB Facility.
As of June 30, 2021, there was $20,000 drawn and outstanding under the loan agreement. The note receivable is valued at amortized cost, net of the allowance for credit losses, and presented in other assets in the condensed consolidated balance sheets. As of June 30, 2021, the Company recorded an immaterial allowance for credit losses for note receivables related to the amount outstanding. The amount drawn is classified as an investing cash outflow in the condensed consolidated statements of cash flows for the six months ended June 30, 2021. On August 2, 2021, the Company advanced an additional $10,000 to Iora.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risk, uncertainties and assumptions. Our actual results may differ materially from management’s expectations and those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to timely and successfully achieve the anticipated benefits and potential synergies of our proposed acquisition of Iora Health, Inc. and the continuing impact of the COVID-19 pandemic and societal and governmental responses as well as those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Overview
Our vision is to delight millions of members with better health and better care while reducing the total cost of care. Our mission is to transform health care for all through our human-centered, technology-powered model. We are a membership-based primary care platform with seamless digital health and inviting in-office care, convenient to where people work, shop, live and click. We are disrupting health care from within the existing ecosystem by simultaneously addressing the frustrations and unmet needs of key stakeholders, which include consumers, employers, providers, and health networks. As of June 30, 2021, we had approximately 621,000 members in sixteen markets in the United States and greater than 8,000 enterprise clients.
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
Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. Since 2007, we have grown to 621,000 members and 124 medical offices in sixteen markets across the United States as of June 30, 2021.
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, we received an income grant of $1.8 million from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”), which we recognized as Grant income during the six months ended June 30, 2021. We did not receive any income grant from the HHS for the three months ended June 30, 2021. Please see Note 5, “Revenue Recognition”, to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of June 30, 2021, we had cash, cash equivalents and short-term marketable securities of $653.8 million and $316.3 million principal amount of debt outstanding.
Proposed Acquisition
On June 6, 2021, we entered into a definitive agreement to acquire Iora Health, Inc. (“Iora”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Iora is a human-centered, value-based primary care group with built-for-purpose technology focused on serving Medicare populations. Pursuant to the terms of the Merger Agreement, at the closing of the proposed transaction, each outstanding share of Iora capital stock will be converted into the right to receive approximately 0.689 shares of our common stock, and we will assume outstanding and unexercised options to purchase Iora common stock, will be converted into options to purchase shares of our common stock at the same ratio. The total number of shares of our common stock to be issued or reserved for issuance will be approximately $56.1 million shares. We expect the transaction to close in the third quarter of 2021. During the six months ended June 30, 2021, we incurred approximately $11.1 million in expenses related to this proposed transaction. If consummated, the acquisition of Iora will have a significant impact on our liquidity, financial condition and results of operations. Unless otherwise noted, the following discussion and analysis of our results of operations and our liquidity and capital resources focuses on our existing operations exclusive of the impact of the proposed acquisition of Iora. Any forward-looking statements contained herein do not take into account the impact of such proposed acquisition. See Note 7 to our condensed consolidated financial statements for additional information regarding the proposed transaction with Iora.
Our Business Model
We have developed a modernized healthcare membership model based on direct consumer enrollment as well as employer sponsorship. Our annual membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered under health insurance programs. Our members join either individually as consumers by paying an annual membership fee or are sponsored by an enterprise client who purchases a subscription for its employees and, increasingly, their dependents. All members have actively registered with us. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging, and our in-office care is delivered at any of our medical offices. As of June 30, 2021, we had 124 medical offices, including some on-site medical offices at certain enterprise clients which are closed as a result of the current COVID-19 pandemic, compared to 96 medical offices as of June 30, 2020.
We derive net revenue from multiple stakeholders, including consumers, employers, and health networks. We recognize net revenue as (i) membership revenue from employer and consumer subscription fees, including fees paid for our One Medical Now service offering, (ii) partnership revenue predominantly on a per member per month (“PMPM”) basis from health networks, largely fixed payments from enterprise clients for medical services, COVID-19 on-site testing services for enterprise clients, schools and universities where we typically bill such customers directly for the services we perform and (iii) net patient service revenue on a per visit basis from health insurers and patients, including COVID-19 testing services for members that are being billed to health insurers or patients. We are in-network with most health insurance plans in all of our markets.
We generate a portion of our revenue through membership fees charged to either consumer members or enterprise clients. As of June 30, 2021, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.
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
We generate partnership revenue from (i) our health network partners on a PMPM basis, (ii) largely fixed price or fixed price per employee contracts with enterprise clients for medical services and (iii) COVID-19 on-site testing services for enterprise clients, schools and universities where we typically bill such customers a fixed price per service performed.
Our membership fee revenue and partnership revenue are contractual and, with the exception of our COVID-19 on-site testing services, generally recurring in nature. Membership revenue and partnership revenue as a percentage of total net revenue was 64% and 66% for the three months ended June 30, 2021 and 2020, respectively.
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
•Components of Revenue. Our ability to maintain or improve pricing levels for our memberships and the pricing under our contracts with health networks will impact our results of operations. As of June 30, 2021, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month. As of June 30, 2021, all of our members were covered by health network partnerships. In geographies where our health network partners pay us on a PMPM basis, to the extent that the PMPM rate changes, our partnership revenue will change. Similarly, if the fixed price or number of employees covered by fixed price per employee arrangements change or the number of COVID-19 on-site tests or vaccinations changes, our net partnership revenue will also change. Our net patient service revenue is dependent on (i) our billing rates and third-party payer contracted rates through agreements with health networks, (ii) the mix of members who are commercially insured and (iii) the nature of visits. In the future, we may add additional services for which we may charge in a variety of ways. To the extent the net amounts we charge our members, partners and clients change, our net revenue will also change.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands except for members)		(in thousands except for members)
Members (as of the end of the period)	621,000	475,000	621,000	475,000
Net revenue	$120,416	$78,000	$241,768	$156,756
Care margin	$52,494	$24,550	$103,754	$51,757
Adjusted EBITDA	$6,939	$(15,175)	$11,778	$(28,665)
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

323
346
364
379
397
422
455
475
511
549
598
621
Q3 2018
Q4 2018
Q1 2019
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021

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
The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to care margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Loss from operations	$(42,564)	$(28,713)	$(74,945)	$(57,741)
Sales and marketing*	10,570	9,777	23,259	20,933
General and administrative*	77,196	38,311	141,541	78,177
Depreciation and amortization	7,292	5,175	13,899	10,388
Care margin	$52,494	$24,550	$103,754	$51,757
Care margin as a percentage of net revenue	44%	31%	43%	33%

* Includes stock-based compensation
Adjusted EBITDA

We define adjusted EBITDA as net loss excluding interest income, interest expense, depreciation and amortization, stock-based compensation, change in the fair value of our redeemable convertible preferred stock warrant liability, provision for (benefit from) income taxes, certain legal or advisory costs, and acquisition and integration costs that the Company does not consider to be expenses incurred in the normal operation of the business. Such legal or advisory costs may include but are not limited to expenses with respect to evaluating potential business combinations, legal investigations, or settlements. Acquisition and integration costs include expenses incurred in connection with the closing and integration of acquisitions, which may vary significantly and are unique to each acquisition. We made this update to prospectively exclude from our presentation certain legal or advisory costs from the first quarter of 2021 and acquisition and integration costs from the second quarter of 2021, because amounts incurred in the prior periods were insignificant. We include adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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
The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to adjusted EBITDA, calculated as set forth above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(41,287)	$(30,301)	$(80,605)	$(64,858)
Interest income	(79)	(366)	(184)	(1,400)
Interest expense	2,842	1,976	5,685	2,029
Depreciation and amortization	7,292	5,175	13,899	10,388
Stock-based compensation	26,332	8,363	52,660	18,688
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	—	6,560
Provision for (benefit from) income taxes	(4,040)	(22)	159	(72)
Legal or advisory costs (1)	11,282	—	15,567	—
Acquisition and integration costs	$4,597	$—	$4,597	$—
Adjusted EBITDA	$6,939	$(15,175)	$11,778	$(28,665)

(1)	Approximately $5,550 of the legal or advisory costs relate to a legal settlement during the three and six months ended June 30, 2021. See Note 13 "Commitments and Contingencies".
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
Partnership Revenue. We generate partnership revenue from (i) our health network partners on a PMPM basis, (ii) largely fixed price or fixed price per employee contracts with enterprise clients for medical services and (iii) COVID-19 on-site testing services for enterprise clients, schools and universities for which we typically bill such customers a fixed price per service performed.
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
Grant income. Under the CARES Act, we were eligible for and received grant income from the Provider Relief Fund administered by HHS during the six months ended June 30, 2021. The purpose of the payment is to reimburse us for healthcare-related expenses or lost revenues attributable to the COVID-19 pandemic.
The following table summarizes our net revenue by primary source as a percentage of net revenue. Amounts may not sum due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Percentage of net revenue:
Net patient service revenue	36%	31%	36%	37%
Partnership revenue	47%	44%	46%	40%
Total net patient service and partnership revenue	83%	74%	82%	77%
Membership revenue	17%	23%	17%	21%
Grant income	—%	3%	1%	2%
Net revenue	100%	100%	100%	100%
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
General and Administrative
General and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation for all employees except sales and marketing teams, which are included in the sales and marketing expenses. In addition, general and administrative expenses include corporate technology, occupancy costs, legal and professional services expenses.
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
The condensed consolidated statement of operations for the six months ended June 30, 2020 include the operations of the joint venture. The condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 and the condensed consolidated statement of operations for the three and six months ended June 30, 2021 do not include the operations of the joint venture.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net revenue	$120,416	100%	$78,000	100%	$241,768	100%	$156,756	100%
Operating expenses:
Cost of care, exclusive of depreciation and amortization shown separately below	67,922	56%	53,450	69%	138,014	57%	104,999	67%
Sales and marketing (1)	10,570	9%	9,777	13%	23,259	10%	20,933	13%
General and administrative (1)	77,196	64%	38,311	49%	141,541	59%	78,177	50%
Depreciation and amortization	7,292	6%	5,175	7%	13,899	6%	10,388	7%
Total operating expenses	162,980	135%	106,713	137%	316,713	131%	214,497	137%
Loss from operations	(42,564)	(35)%	(28,713)	(37)%	(74,945)	(31)%	(57,741)	(37)%
Other income (expense), net:
Interest income	79	—%	366	—%	184	—%	1,400	1%
Interest expense	(2,842)	(2)%	(1,976)	(3)%	(5,685)	(2)%	(2,029)	(1)%
Change in fair value of redeemable convertible preferred stock warrant liability	—	—%	—	—%	—	—%	(6,560)	(4)%
Total other expense, net	(2,763)	(2)%	(1,610)	(2)%	(5,501)	(2)%	(7,189)	(5)%
Loss before income taxes	(45,327)	(38)%	(30,323)	(39)%	(80,446)	(33)%	(64,930)	(41)%
Provision for (benefit from) income taxes	(4,040)	(3)%	(22)	—%	159	—%	(72)	—%
Net loss	(41,287)	(34)%	(30,301)	(39)%	(80,605)	(33)%	(64,858)	(41)%
Less: Net loss attributable to noncontrolling interest	—	—%	—	—%	—	—%	(704)	—%
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(41,287)	(34)%	$(30,301)	(39)%	$(80,605)	(33)%	$(64,154)	(41)%

(1) Includes stock-based compensation, as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)				(dollar amounts in thousands)
Sales and marketing	$964	1%	$668	1%	$1,987	1%	$1,268	1%
General and administrative	25,368	21%	7,695	10%	50,673	21%	17,420	11%
Total	$26,332	22%	$8,363	11%	$52,660	22%	$18,688	12%

Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net revenue:
Net patient service revenue	$43,416	$23,927	$19,489	81%	$87,878	$58,013	$29,865	51%
Partnership revenue	56,126	33,993	22,133	65%	111,057	63,448	47,609	75%
Total net patient service and partnership revenue	99,542	57,920	41,622	72%	198,935	121,461	77,474	64%
Membership revenue	20,874	17,680	3,194	18%	41,070	32,895	8,175	25%
Grant income	—	2,400	(2,400)	nm	1,763	2,400	(637)	(27)%
Net revenue	$120,416	$78,000	$42,416	54%	$241,768	$156,756	$85,012	54%
nm – not meaningful

Net revenue increased $42.4 million, or 54%, for the three months ended June 30, 2021 compared to the same period in 2020. Net revenue increased $85.0 million, or 54%, for the six months ended June 30, 2021 compared to the same period in 2020. The increases were primarily due to an increase in members by 146,000, or 31%, from 475,000 as of June 30, 2020 to 621,000 as of June 30, 2021. In addition, net revenue per member increased by 18% for both the three and six month periods, attributable to an increase in net patient service revenue per member as the comparable periods in 2020 were negatively impacted by the COVID-19 pandemic, and an increase in partnership revenue per member driven by new and expanded partnerships with health networks and COVID-19 on-site testing services performed during the three and six months ended June 30, 2021. There was a $2.4 million income grant we received from the COVID-19 Provider Relief Fund administered by the HHS during the three months ended June 30, 2020, compared to no income grant received for the three months ended June 30, 2021.
Net patient service and partnership revenue increased $41.6 million, or 72%, for the three months ended June 30, 2021 compared to the same period in 2020. Net patient service and partnership revenue increased $77.5 million, or 64%, for the six months ended June 30, 2021 compared to the same period in 2020. The increases were primarily due to the 31% increase in members, an increase in aggregate billable services driven by an increase in fee-for-service visits including COVID testing visits, new and expanded partnerships with health networks, and an increase in COVID-19 on-site testing services performed during the three and six months ended June 30, 2021.
Net patient service revenue increased $19.5 million, or 81%, for the three months ended June 30, 2021 compared to the same period in 2020. Net patient service revenue increased $29.9 million, or 51%, for the six months ended June 30, 2021 compared to the same period in 2020. The increases were primarily due to an increase in aggregate billable services driven by an increase in fee-for-service visits including COVID testing visits.
Partnership revenue increased $22.1 million, or 65%, for the three months ended June 30, 2021 compared to the same period in 2020. Partnership revenue increased $47.6 million, or 75%, for the six months ended June 30, 2021 compared to the same period in 2020. The increases were primarily a result of the new and expanded partnerships with health networks and increased members, in addition to the COVID-19 on-site testing services for employers, schools and universities during the three and six months ended June 30, 2021.
Membership revenue increased $3.2 million, or 18%, for the three months ended June 30, 2021 compared to the same period in 2020. Membership revenue increased $8.2 million, or 25%, for the six months ended June 30, 2021 compared to the same period in 2020. The increases were primarily due to an increase in members of 146,000, or 31%, from 475,000 as of June 30, 2020 to 621,000 as of June 30, 2021. The increases were partially offset by a lower membership revenue per member as the growth of our enterprise membership, with lower average membership revenue per member, continued to outpace the growth of our consumer members.

Operating Expenses
Cost of Care, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$67,922	$53,450	$14,472	27%	$138,014	$104,999	$33,015	31%
The $14.5 million, or 27%, increase in cost of care, exclusive of depreciation and amortization, for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to increases in provider employee and support employee-related expenses of $7.4 million, occupancy costs of $2.0 million, COVID-19 testing site and related security expenses of $2.2 million, and medical supply costs of $2.8 million primarily related to COVID-19 testing. In addition to growth in our existing offices, we added 28 offices since June 30, 2020, bringing our total number of offices to 124 as of June 30, 2021.
The $33.0 million, or 31%, increase in cost of care, exclusive of depreciation and amortization, for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to increases in provider employee and support employee-related expenses of $15.9 million, occupancy costs of $4.0 million, COVID-19 testing site and related security expenses of $7.4 million, and medical supply costs of $5.1 million. As set forth above, in addition to growth in our existing offices, we added 28 offices since June 30, 2020, bringing our total number of offices to 124 as of June 30, 2021.
Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 69% for the three months ended June 30, 2020 to 56% for the three months ended June 30, 2021. Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 67% for the six months ended June 30, 2020 to 57% for the six months ended June 30, 2021. This decrease was due to higher net revenue and a relatively lower increase in cost of care as we leveraged our existing infrastructure and related costs to accommodate the increase in members.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Sales and marketing	$10,570	$9,777	$793	8%	$23,259	$20,933	$2,326	11%
Sales and marketing expenses increased $0.8 million, or 8%, for the three months ended June 30, 2021 compared to the same period in 2020. Sales and marketing expenses increased $2.3 million, or 11%, for the six months ended June 30, 2021 compared to the same period in 2020. These increases were primarily due to increases in salaries and benefits during the three and six months ended June 30, 2021 as we expanded our team to support our growth.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
General and administrative	$77,196	$38,311	$38,885	101%	$141,541	$78,177	$63,364	81%
The $38.9 million, or 101%, increase in general and administrative expenses for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher stock-based compensation expense of $17.7 million and salaries and benefits of $2.1 million, as we expanded our team to support our growth. In addition, legal and professional services expenses increased by $16.5 million, $5.6 million of which relates to expenses incurred in connection with the legal settlement during three months ended June 30, 2021. See Note 13 "Commitments and Contingencies". The remainder of the increase in legal and professional services expenses is primarily due to expenses incurred with respect to evaluating and closing potential business combinations, and integration efforts.
The $63.4 million, or 81%, increase in general and administrative expenses for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher stock-based compensation expense of $33.2 million and salaries and benefits of $6.6 million, as we expanded our team to support our growth. In addition, legal and professional services expenses increased by $21.1 million, $5.6 million of which relates to expenses incurred in connection with the legal settlement during six months ended June 30, 2021. See Note 13 "Commitments and Contingencies". The remainder of the increase in legal and professional services expenses is primarily due to expenses incurred with respect to evaluating and closing potential business combinations, and integration efforts.
Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Depreciation and amortization	$7,292	$5,175	$2,117	41%	$13,899	$10,388	$3,511	34%
Depreciation and amortization expenses increased $2.1 million, or 41%, for the three months ended June 30, 2021 compared to the same period in 2020. Depreciation and amortization expenses increased $3.5 million, or 34%, for the six months ended June 30, 2021 compared to the same period in 2020. This was primarily due to depreciation and amortization expenses recognized related to new medical offices, capitalization of software development, and upgraded office software during the three and six months ended June 30, 2021.
Other Income (Expense)
Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Interest income	$79	$366	$(287)	(78)%	$184	$1,400	$(1,216)	(87)%
Interest income decreased $0.3 million, or 78%, for the three months ended June 30, 2021 compared to the same period in 2020. Interest income decreased $1.2 million, or 87%, for the six months ended June 30, 2021 compared to the same period in 2020. These decreases were due to lower interest rates and investment yields despite higher average cash, cash equivalents and marketable securities balances, as well as higher amortization of premiums from securities.
Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Interest expense	$(2,842)	$(1,976)	$(866)	nm	$(5,685)	$(2,029)	$(3,656)	180%
nm – not meaningful
Interest expense increased $0.9 million for the three months ended June 30, 2021 compared to the same period in 2020. Interest expense increased $3.7 million for the six months ended June 30, 2021 compared to the same period in 2020. These increases were primarily due to payment of cash interest and amortization of the issuance costs on our 2025 Notes issued in the second quarter of 2020.

Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Change in fair value of redeemable convertible preferred stock warrant liability	$—	$—	$—	nm	$—	$(6,560)	$6,560	nm
nm – not meaningful
The $6.6 million decrease in change in fair value of the redeemable convertible preferred stock warrant liability for the six months ended June 30, 2021 compared to the same period in 2020 was due to the change in fair value of the underlying redeemable convertible preferred stock warrant. Upon the closing of our initial public offering in the first quarter of 2020, the warrants to purchase shares of redeemable convertible preferred stock were automatically converted to warrants to purchase shares of common stock, at which time we adjusted the redeemable convertible preferred stock warrant liability to fair value prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of the initial public offering in the first quarter of 2020, the warrants are no longer subject to fair value accounting.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Provision for (benefit from) income taxes	$(4,040)	$(22)	$(4,018)	nm	$159	$(72)	$231	nm
nm – not meaningful
The $4.0 million decrease in provision for (benefit from) income taxes for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to decreased profitability of taxable entities during the three months ended June 30, 2021 as a result of updated internal transfer pricing, and state tax law changes. The $0.2 million increase in provision for (benefit from) income taxes for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to increased profitability of taxable entities, state tax law changes, and benefit from federal law changes available in the prior year only.
Net Loss Attributable to Noncontrolling Interest

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net loss attributable to noncontrolling interest	$—	$—	$—	nm	$—	$(704)	$704	nm
nm – not meaningful
The $0.7 million decrease in net loss attributable to noncontrolling interest for the six months ended June 30, 2021 compared to the same period in 2020 was due to the deconsolidation of the joint venture as of April 1, 2020.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily with the issuance of the 2025 Notes, our initial public offering, the sale of redeemable convertible preferred stock, and to a lesser extent, the issuance of term notes under credit facilities. As of June 30, 2021, we had cash, cash equivalents and short-term marketable securities of $653.8 million, compared to $683.0 million as of December 31, 2020. We believe that our existing cash and cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.
On June 6, 2021, we and Iora entered into the Merger Agreement pursuant to which we agreed to acquire Iora in a stock for stock transaction, subject to the terms and conditions set forth therein. The Merger Agreement contains certain customary termination rights for both parties and provides that, in connection with a termination of the Merger Agreement under certain specified circumstances, (a) we will pay Iora a termination fee of $50.0 million or a termination fee equal to all reasonable out-of-pocket fees and expenses actually incurred by Iora in connection with the transactions, up to a maximum of $10.0 million, or (b) Iora will pay us a termination fee of $50.0 million.
If consummated, the acquisition of Iora will have a significant impact on our liquidity, financial condition and results of operations.
In addition, under the terms of the Merger Agreement, we and Iora have entered into a loan arrangement under which we may advance secured loans to Iora to fund working capital, at Iora’s request from time to time, in outstanding amounts not to exceed $75.0 million in the aggregate. Any loans made by us to Iora will be subordinated to Iora’s obligations outstanding under its existing credit facility with Silicon Valley Bank. As of June 30, 2021, there was $20.0 million drawn and outstanding under the loan agreement. On August 2, 2021, we advanced an additional $10.0 million to Iora. See Note 15, “Note Receivable” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our pace of new member growth and expanded enterprise client and health network relationships, our pace and timing of expansion of new medical offices, the timing and extent of spend to support the expansion of sales, marketing and development activities, acquisitions (including our proposed acquisition of Iora), and the impact of the COVID-19 pandemic. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. See "Part III—Item 1A—Risk Factors — In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.”
In addition, given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact of the pandemic on our business, results of operations, financial condition or liquidity.
Indebtedness
In May 2020, we issued $275.0 million aggregate principal amount of 3.0% convertible senior notes due June 2025 in a private offering and in June 2020, an additional $41.2 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option by the initial purchasers. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 3.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. As of June 30, 2021, the principal amount of debt outstanding from the 2025 Notes was $316.3 million.
Summary Statement of Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$13,071	$(10,105)
Net cash provided by (used in) investing activities	358,126	(284,417)
Net cash provided by financing activities	19,050	567,899
Net increase in cash, cash equivalents and restricted cash	$390,247	$273,377
Cash Flows from Operating Activities
For the six months ended June 30, 2021, our net cash provided by operating activities was $13.1 million, resulting from net cash provided by our working capital of $16.6 million, partially offset by our net loss of $80.6 million as adjusted for non-

cash charges of $77.1 million. The cash increase resulting from changes in our working capital consisted primarily of a $17.1 million increase in other liabilities, a $11.4 million decrease in accounts receivable, a $6.8 million increase in deferred revenue, a $3.2 million decrease in inventory and a $8.0 million increase in accounts payable and accrued expenses, partially offset by an increase of $21.3 million in prepaid expenses and other current assets and a decrease of $8.8 million in operating lease liabilities. The increase in prepaid expenses and other current assets is primarily due to a $6.0 million receivable from insurers related to a legal settlement recovery as described in Note 13 "Commitments and Contingencies" to our condensed consolidated financial statements. The increase in other liabilities is primarily due to a legal settlement liability of $11.5 million as described in Note 13 "Commitments and Contingencies". The changes in accounts receivable and deferred revenue are primarily due to timing of billing and cash collections from our health network partners and enterprise clients.

For the six months ended June 30, 2020, our net cash used in operating activities was $10.1 million, resulting from our net loss of $64.9 million, partially offset by net non-cash charges of $43.0 million and net cash provided by changes in our working capital of $11.7 million. Net cash provided by changes in our working capital for the six months ended June 30, 2020 consisted primarily of a $16.1 million increase in deferred revenue, a $10.8 million net increase in accounts payable and accrued expenses, increase of $2.7 million in other liabilities, and a decrease in prepaid and other current assets of $1.1 million, partially offset by a $13.6 million increase in accounts receivable, and a $5.1 million decrease in operating lease liabilities net. The increase in deferred revenue is primarily related to an increase in contract liabilities associated with our health network partnerships and the enterprise and on-site client growth. The increase in accounts payable and accrued expenses is primarily related to timing of payments related to accrued compensation. The increase in accounts receivable is primarily due to receivables from health network partners that have longer invoicing and payment cycles than insurance payers and growth of our enterprise and on-site clients.
Cash Flows from Investing Activities
For the six months ended June 30, 2021, our net cash provided by investing activities was $358.1 million, resulting primarily from sales and maturities of short-term marketable securities of $499.0 million, partially offset by purchases of short-term marketable securities of $80.0 million, purchases of property and equipment of $31.2 million related to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software, a $20.0 million loan receivable from Iora as described in Note 15 "Note Receivable", and cash used in business acquisitions of $9.7 million as described in Note 7 "Business Combinations".
For the six months ended June 30, 2020, our net cash used by investing activities was $284.4 million, resulting primarily from purchases of short-term marketable securities of $367.4 million and purchases of property and equipment of $39.5 million due primarily to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software. This was partially offset by maturities of short-term marketable securities of $123.3 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2021, our net cash provided by financing activities was $19.1 million, resulting primarily from exercise of stock options of $16.1 million and proceeds from employee stock purchase plan of $3.0 million.
For the six months ended June 30, 2020, our net cash provided by financing activities was $567.9 million, resulting primarily from proceeds from the issuance of our 2025 Notes of $307.5 million, net of issuance costs, our initial public offering of $281.8, exercises of stock options and warrants of $2.2 million, offset by payment of offering costs associated with our initial public offering of $21.3 and payment of debt obligation of $2.2 million.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as of June 30, 2021 as compared to those disclosed as of December 31, 2020 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 17, 2021.
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
During the three months ended June 30, 2021, there were no significant changes to our critical accounting policies and estimates as described in the notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 17, 2021.
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
We will cease to be an emerging growth company, as defined in the JOBS Act, at the end of this fiscal year ending December 31, 2021.
Recent Accounting Pronouncements
Please see Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $503.2 million as of June 30, 2021, compared to $113.0 million as of December 31, 2020, held primarily in cash deposits and money market funds for working capital purposes.
We had short-term marketable securities of $150.6 million as of June 30, 2021, compared to $570.0 million as of December 31, 2020, consisting of U.S. Treasury obligations, U.S. government agency securities, foreign government bonds and commercial paper. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
In May 2020, we issued the 2025 Notes which bear interest at a fixed rate of 3.0% per annum. As of June 30, 2021, the principal amount of debt outstanding from the 2025 Notes was $316.3 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2021, that our disclosure controls and procedures were effective to provide reasonable assurance as that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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
Please see Note 13, “Commitments and Contingencies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our legal proceedings, claims and investigations.
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

Risks Related to Our Acquisition of Iora

•Failure to complete the merger could negatively affect our stock price and our future business and financial results;

•We and Iora are subject to various uncertainties, including litigation and requirements while the transaction is pending, that could adversely affect our and Iora's business and operations; and

•We and Iora may be unable to successfully integrate our businesses to realize the benefits of the merger.

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

In response to the COVID-19 pandemic, state and federal regulators have promulgated a variety of different emergency orders, laws, and regulations intended to permit health care providers to provide care to patients during the COVID-19 pandemic, including through the relaxation of licensure requirements and privacy restrictions for telehealth and various waivers intended to limit liability for providers treating patients during the COVID-19 pandemic. Federal, state and local authorities have also issued orders, laws and regulations related to the distribution of COVID-19 vaccines. We have undertaken many new programs to rapidly respond to the COVID-19 pandemic, including telehealth visits, testing and vaccine administration arrangements, in reliance on these orders, laws and regulations. We cannot assure you that such orders, laws and regulations will continue to apply or that regulators or other governmental entities will agree with our interpretations of these orders laws and regulations. In March 2021, we received (i) requests for information and documents from the United States House Select Subcommittee on the Coronavirus Crisis, (ii) a request for information from the California Attorney General and the Alameda County District Attorney’s Office relating to our provision of COVID-19 vaccinations and (iii) a request for information and documents from the Federal Trade Commission relating to the Company’s provision of COVID-19 vaccinations, or, collectively, the Vaccine Inquiries. We have also received inquiries from state and local public health departments regarding our vaccine administration practices and may continue to receive additional requests for information from other governmental agencies relating to our provision of COVID-19 vaccinations. We are cooperating with these requests as well as requests received from other governmental agencies, including with respect to our compensation practices and membership generation during the relevant periods. We are unable to predict the outcome or timeline of these matters or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances. The Vaccine Inquiries, together with any additional inquiries, regulatory or governmental investigations or other disputes that result from our provision of COVID-19 vaccinations or any other arrangements entered into in reliance on these orders, laws and regulations, or the failure of various waivers for limitations of liability or other provisions under such orders, laws and regulations to apply to us could divert resources and harm our reputation, business, financial condition and results of operations. In addition, the reversal of such orders, laws or regulations, or the resumption of pre-COVID-19 licensure and other requirements and restrictions, may also require us to divert resources or revamp certain of our new programs to ensure compliance, which could harm our business, financial condition and results of operations.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $80.6 million, $53.7 million and $89.4 million for the six months ended June 30, 2021 and the years ended December 31, 2019 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $444.2 million. Our net losses and accumulated deficit reflect the substantial investments we made to acquire new health network partners and members, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our customer, member and provider bases, broaden the scope of our partnerships and expand our applications of technology through which members can access our services. Accordingly, we anticipate that our cost of care and other operating expenses will continue to increase in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior net losses, combined with our expected future net losses, have had and will continue to have a negative impact on our total (deficit) equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our net revenue depends in part on the number of members enrolled or patient visits, and a decrease in member utilization of our services could harm our business, financial condition and results of operations.

Historically, we have relied on patient visits at the One Medical PCs for a substantial portion of our net revenue. For the six months ended June 30, 2021 and the years ended December 31, 2019 and 2020, net patient service revenue accounted for 36%, 53% and 39% of our net revenue, respectively. As we develop additional digital health solutions through our mobile platform and continue providing and expanding availability of remote visits, we cannot guarantee that our members will consistently make in-office visits in addition to using our digital health solutions, particularly after the COVID-19 pandemic and as related shelter-in-place and quarantine measures and orders are relaxed or lifted. Further, it may be difficult for us to accurately forecast future patient in-office visits over time, which may vary across geographies and depend on patient demographics within a given market. In part due to the reduction of in-office visits observed due to COVID-19, we have introduced billable remote visits. We cannot predict with any certainty the number of remote billable services and their impact on our in-office visits. As remote billable services on average generate lower reimbursement than in-office visits, this may impact our operations and financial results. In addition, we will continue to rely on our reputation and recommendations from members and key enterprise clients to promote our solutions and services to potential new members. A substantial portion of our members hold subscriptions through their respective employers with which we have membership arrangements. The loss of any of our key enterprise clients, or a failure of some of them to renew or expand their arrangements with us, could have a significant impact on the growth rate of our revenue. If we are unable to attract and retain sufficient members in any given market, we may have reduced visits, which could harm our results of operations, reduce our revenue and harm our business.

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

The operations of the One Medical PCs are dependent on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists and lab technicians, as well as our providers. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of nurses in certain disciplines and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient volumes, which would have a corresponding negative impact on our net revenue. In addition, while none of our employees are represented by a labor union as of June 30, 2021, our employees may seek to be represented by one or more labor unions in the future. If some or all of our employees were to become unionized, it could increase labor costs, among other expenses, and may require us to adjust our employee policies and protocols. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could harm our business.

In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, enhance our operating infrastructure and existing solutions and services and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2021 and the years ended December 31, 2019 and 2020, our net cash provided by operating activities was $13.1 million, net cash used in operating activities was $31.7 million and net cash used in operating activities was $4.4 million, respectively. As of June 30, 2021, we had $503.2 million of cash and cash equivalents and $150.6 million of short-term marketable securities, which are held for working capital purposes. As of June 30, 2021, we had $316.3 million aggregate principal amount of debt outstanding under our convertible senior notes issued in May 2020, or the 2025 Notes.

As of June 30, 2021, we have also deferred payroll taxes in the amount of $5.0 million and received $4.3 million in grants as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, through the Provider Relief Fund, or PRF, of the U.S. Department of Health and Human Services, or HHS, to help offset the impact of increased healthcare related expenses and lost revenues attributable to the COVID-19 pandemic. We are not required to repay this grant, provided we attest to and comply with certain terms and conditions, including the use of PRF funds for only permitted purposes and only after funds from other sources obligated to reimburse recipients have been applied. If we are unable to attest to or comply with current or future terms and conditions, our ability to retain some or all of the PRF funds received may be impacted.

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

We may seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. For example, we have entered into the Merger Agreement with Iora and if that transaction closes, our stockholders will incur substantial dilution. For additional risks related to the proposed acquisition of Iora, please refer to "—Risks Related to the Acquisition of Iora." The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We do not have a history of acquiring or investing in businesses, applications and services or technologies and may not have the experience or capabilities to successfully execute such transactions or integrate them following consummation.

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

•deficiencies associated with the assets or companies we acquire or ineffective or inadequate controls, procedures or policies at any acquired business that were not identified in advance and may result in significant unanticipated costs; and

•use of substantial portions of our available cash to consummate the acquisition.

The effectiveness of our due diligence review of potential acquisitions and assessments of potential benefits or synergies are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives. We may fail to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could harm our results of operations.

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

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personal information, including health information. For example, various states, such as California and Massachusetts, have implemented privacy laws and regulations that in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our health network partners and enterprise clients and potentially exposing us to additional expense, adverse publicity and liability. The cost of compliance could be significant and require investments to enhance our technology and security infrastructure. In addition, in certain situations, regulators, partners, clients and consumer may disagree with our analysis of, and response to, data-related incidents, which may cause disputes, liability and negative publicity and harm our business, operations and prospects.

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

Our services and operations involve the storage and transmission of confidential and sensitive data, including the personal information (including health information) of employees, contractors, clients, partners, members and others. Because of the sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Some cybersecurity or other breach incidents may remain undetected for an extended period of time. Additionally, despite our efforts, human errors, latent bugs, or other unavoidable issues may occur and create privacy, security, and operational issues for the Company. For example, system misconfigurations can unintentionally expose certain personal information, and development of new software can trigger a latent bug in a manner that creates unintentional and undesirable outcomes. Resolution of these issues would require us to divert resources to incident response and remediation, and we may incur liability and suffer reputational damage which could adversely impact our business, financial condition, results of operations, and prospects.

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

As of June 30, 2021, we are qualified to operate in, and file income tax returns in, 14 states as well as Washington, D.C. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely impact our results of operations.

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

We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent, copyright and other intellectual property filings, which could be expensive and time-consuming. While our operations are currently based in the United States, we may also be required to protect our intellectual property in foreign jurisdictions, a process that can be prolonged and costly, and one that we may choose not to pursue in every instance. We may not be able to obtain protection for our technology and even if we are successful, it is expensive to maintain intellectual property rights and the costs of defending our rights could be substantial. Moreover, these measures may not be sufficient to offer us meaningful protection or provide us with any competitive advantage. Furthermore, changes to U.S. intellectual property laws may jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection of certain inventions.

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

•rates of unemployment; and

•general economic, regulatory and market conditions, including economic recessions or slowdowns.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In addition, given the relatively small public float of shares of our common stock on The Nasdaq Global Select Market, or Nasdaq, the trading market for our shares may be subject to increased volatility. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because companies reliant on technology solutions have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

As a result of being a public company, we are obligated to maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our company and, as a result, the value of our common stock.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. In particular, we are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our annual report on Form 10-K required to be filed with the SEC for our year ended December 31, 2021, to be filed in the first part of 2022. We will cease to be an “emerging growth company,” as defined in the JOBS Act, at the end of this fiscal year. We have commenced but not yet completed the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation required under Section 404. Also, we currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.

We reported in our Annual Report on Form 10-K as of December 31, 2019, material weaknesses in our internal control over financial reporting as we did not effectively design, implement and maintain: (i) adequate controls over the accounting for significant and unusual transactions, (ii) adequate controls to address segregation of duties and (iii) adequate information technology, or IT, general controls including the following: program change management, user access, computer operations and program development. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During 2020, we completed the remediation measures related to our previously reported material weaknesses and concluded that our internal control over financial reporting was effective as of December 31, 2020. However, remediation of these material weaknesses does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

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

We are an emerging growth company, as defined in the JOBS Act, and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and extended adoption period for accounting pronouncements. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will cease to be an “emerging growth company,” as defined in the JOBS Act, at the end of this fiscal year.

We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We expect such expenses to further increase after we are no longer an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel will have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Risks Related to Our Acquisition of Iora

Failure to complete the merger could negatively affect our stock price and future business and financial results.

If the merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•the possibility that we could be required to pay Iora a termination fee of $50 million, or be required to reimburse expenses up to $10 million and advance any undrawn amounts in accordance with the terms of the loan agreement, in each case, if the merger is terminated under qualifying circumstances;

•the incurrence of costs and expenses relating to the proposed merger, such as financing, legal, accounting, financial advisor, filing, printing and mailing fees and expenses, including the potential expense reimbursement obligations described above, without the expected benefits of the merger;

•the possibility of a change in the trading price of our common stock to the extent current trading prices reflects a market assumption that the merger will be completed;

•the possibility that we could suffer potential negative reactions from our employees, enterprise clients, patients, members, vendors or partners; and

•the possibility that we could suffer adverse consequences associated with our management’s focus on the merger instead of on pursuing other opportunities that could have been beneficial to us without realizing any of the benefits contemplated by the merger.

In addition, if the merger is not completed, we could be subject to litigation related to any failure to complete the merger or to perform our obligations under the merger agreement.

If the merger is not completed, we cannot assure our stockholders that these risks will not materialize and will not materially affect our business and financial results or our stock price.

We are subject to various uncertainties, including litigation and requirements while the transaction is pending, that could adversely affect our and Iora's business and operations.

In connection with the merger, some of our and Iora's enterprise clients, patients, members, vendors or partners may delay or defer decisions or reduce their level of business with either or both of the companies, any of which could negatively affect our or Iora's revenues, earnings, cash flows and expenses, regardless of whether the merger is completed. Similarly, while reductions in force are not planned, our and Iora's current and prospective employees may nevertheless experience uncertainty about their future roles with the combined company following the merger, which may materially and adversely affect our and Iora's ability to attract and retain key management, sales, marketing, operational and technical personnel during the pendency of the merger.

In addition, due to operating covenants in the merger agreement, we and Iora may be unable, during the pendency of the merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial. Any of these effects could adversely affect the ability to generate revenue at anticipated levels prior to the completion of the merger. Moreover, the pursuit of the merger and the preparation for the integration of the companies may place a significant burden on the management and personnel of both companies. The diversion of management’s attention away from operating the companies in the ordinary course could adversely affect our and Iora’s financial results.

We, Iora and our respective affiliates may also be involved in disputes, governmental and/or regulatory inspections, investigations and proceedings and litigation matters that arise from time to time. Litigation and investigations may result in substantial costs, settlement and judgments and may divert management’s attention and resources, which may substantially harm our or Iora’s business, financial condition and results of operations. For example, we recently entered into a settlement agreement relating to a class action complaint, which agreement remains subject to court approval, as described further under

Note 13. Commitments and Contingencies to the condensed consolidated financial statements included elsewhere in this Quarterly Report. In addition, we have received various information and document requests from governmental authorities, including states attorneys general, a U.S. congressional subcommittee, the Federal Trade Commission and state and local public health departments regarding our vaccine administration practices and related matters. we are responding to these requests as well as requests received from other governmental agencies, including with respect to our compensation practices and membership generation during the relevant periods. Such inquiries and information requests remain ongoing and we are unable to predict the outcome or timeline of these matters or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances.

Following the merger, we and Iora may be unable to successfully integrate our businesses and realize the anticipated benefits of the merger.

The proposed transaction involves the merger of two companies which currently operate as independent companies. The combined company will be required to devote significant management attention and resources to integrating our and Iora's business practices and operations to effectively realize synergies as a combined company, including opportunities to maintain members as they become Medicare eligible, sign up incremental members, reduce combined costs, and reduce combined capital expenditures compared to both companies’ standalone plans. Potential difficulties the combined company may encounter in the integration process include the following:

•the inability to successfully combine our and Iora's businesses in a manner that permits the combined company to realize the growth, operations and cost synergies anticipated to result from the merger, which would result in the anticipated benefits of the merger, including projected financial targets, not being realized in the time frames currently anticipated, previously disclosed or at all;

•lost patients or members, or a reduction in the increase in patients or members as a result of certain enterprise clients, patients, members or partners of either of the two companies deciding to terminate or reduce their business with the combined company or not to engage in business in the first place;

•a reduction in the combined company’s ability to recruit or maintain providers;

•an inability of the combined company to maintain its health network partnerships or payer contracts on substantially the same terms;

•the complexities associated with managing the larger combined businesses and integrating personnel from the two companies, while at the same time attempting to (i) provide consistent, high quality services under a unified culture and (ii) focus on other ongoing transactions;

•the additional complexities of combining two companies with different histories, regulatory restrictions, operating structures and markets;

•the failure to retain key employees of either of the two companies;

•compliance by us with additional regulatory regimes and with the rules and regulations of additional regulatory entities, including the Centers for Medicare and Medicaid Services, which we refer to as CMS;

•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and

•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with enterprise clients, patients, members, vendors, partners, employees or providers or to achieve the anticipated benefits of the merger, or could otherwise adversely affect the business and financial results of the combined company.

We expect to incur substantial expenses related to the merger.

We expect to incur substantial expenses in connection with completing the merger and integrating the business, operations, networks, systems, technologies, policies and procedures of Iora with our business, operation, networks, systems, technologies, policies and procedures.

While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. In addition, the combined company may need significant additional capital in the form of equity or debt financing to implement or expand its business plan and there can be no assurance that such capital will be available to the combined company on terms acceptable to it, or at all. If the combined company issues additional capital stock in the future in connection with financing activities, stockholders will experience dilution of their ownership interests and the per share value of the combined company’s common stock may decline. Due to these factors, the transaction and integration expenses could be greater or could be incurred over a longer period of time than we currently expect.

If the combined company is unable to compete effectively, the results of operations of the combined company will be materially and adversely affected.

The market for healthcare solutions and services is highly fragmented and intensely competitive. Our and Iora’s competitors include a range of companies and providers, including traditional healthcare providers and medical practices that offer similar services, often at lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Our and Iora’s competitiveness as a combined company is based on factors including technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of services, ease of use of services, enterprise client relationships, service and support, and security. If the combined company is unable to compete based on such factors, the combined company’s results of operations and business prospects could be harmed.

The combined company will have a large and complex service offering, addressing multiple stakeholders in the U.S. healthcare system, and will need to allocate financial, personnel and other resources across such services while competing with companies that have smaller portfolios or specialize in one or more of the combined company’s service lines. For example, prior to the merger, we have not previously contracted with or derived significant revenue from Medicare, Medicare Advantage or CMS. As a result, the combined company may invest less in certain business areas than competitors do, and competitors may have greater financial, technical and marketing resources available to them compared to the resources allocated to the combined company’s products and services that compete against their products and services. Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which the combined company operates.

The combined company may face aggressive price competition and may have to lower prices of services to stay competitive, while simultaneously seeking to maintain or improve revenue and grow its customer base. The combined company’s cash flows, results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

We and Iora will be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on One Medical’s and Iora’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, then that injunction may delay or prevent the merger from being completed, which may adversely affect One Medical’s and Iora’s respective business, financial position and results of operations.

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
Repurchase of Shares of Company Equity Securities
None.

Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated June 6, 2021, by and among 1Life Healthcare, Inc., SB Merger Sub, Inc., Iora Health, Inc. and Fortis Advisors LLC, solely in its capacity as the representative of the stockholders of Iora Health, Inc.	8-K	001-39203	2.1	6/7/2021
3.1	Amended and Restated Certificate of Incorporation of 1Life Healthcare, Inc.	8-K	001-39203	3.1	2/4/2020
3.2	Amended and Restated Bylaws of 1Life Healthcare, Inc.	8-K	001-39203	3.4	2/4/2020
10.1	Form of Joinder Agreement	8-K	001-39203	10.1	6/7/2021
10.2	Form of One Medical Voting Agreement	8-K	001-39203	10.2	6/7/2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Definition Linkbase Document					X
101.DEF	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    The Schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
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

1LIFE HEALTHCARE, INC.

Date: August 4, 2021	By:	/s/ Amir Dan Rubin
Amir Dan Rubin
Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Bjorn Thaler
Bjorn Thaler
Chief Financial Officer (Principal Financial and Accounting Officer)