Form 10-Q
period 2021-09-30
1Life Healthcare Inc
filed 2021-11-10
CIK 1404123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 25, 2021, the registrant had 190,888,777 shares of common stock, $0.001 par value per share, outstanding.

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
i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$469,813	$112,975
Short-term marketable securities	120,236	570,023
Accounts receivable, net	102,233	67,895
Inventories	6,785	7,113
Prepaid expenses and other current assets	48,060	16,693
Total current assets	747,127	774,699
Restricted cash	3,964	1,911
Property and equipment, net	181,739	126,037
Right-of-use assets	250,026	138,840
Intangible assets, net	363,117	—
Goodwill	1,151,425	21,301
Deferred income taxes	—	2,656
Other assets	12,166	5,546
Total assets	$2,709,564	$1,070,990
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,330	$12,654
Accrued expenses	91,636	46,527
Deferred revenue, current	46,368	35,966
Operating lease liabilities, current	29,059	17,418
Other current liabilities	26,587	4,861
Total current liabilities	208,980	117,426
Operating lease liabilities, non-current	261,820	153,614
Convertible senior notes	309,376	241,233
Deferred income taxes	89,696	—
Deferred revenue, non-current	28,883	7,624
Other non-current liabilities	23,127	2,618
Total liabilities	921,882	522,515
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.001 par value, 1,000,000 and 1,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 192,020 and 134,472 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	192	134
Additional paid-in capital	2,310,251	918,118
Accumulated deficit	(522,765)	(369,785)
Accumulated other comprehensive income	4	8
Total stockholders' equity	1,787,682	548,475
Total liabilities and stockholders' equity	$2,709,564	$1,070,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue
Medicare revenue	$30,462	$—	$30,462	$—
Commercial revenue	120,871	101,667	362,639	258,423
Total net revenue	151,333	101,667	393,101	258,423
Operating expenses:
Medical claims expense	26,085	—	26,085	—
Cost of care, exclusive of depreciation and amortization shown separately below	78,443	58,781	216,457	163,780
Sales and marketing	14,380	7,914	37,639	28,847
General and administrative	93,070	40,059	234,611	118,236
Depreciation and amortization	12,045	5,735	25,944	16,123
Total operating expenses	224,023	112,489	540,736	326,986
Loss from operations	(72,690)	(10,822)	(147,635)	(68,563)
Other income (expense), net:
Interest income	535	235	719	1,635
Interest and other expense	(4,464)	(5,647)	(10,149)	(7,676)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	—	(6,560)
Total other expense, net	(3,929)	(5,412)	(9,430)	(12,601)
Loss before income taxes	(76,619)	(16,234)	(157,065)	(81,164)
Provision for (benefit from) income taxes	1,984	181	2,143	109
Net loss	(78,603)	(16,415)	(159,208)	(81,273)
Less: Net loss attributable to noncontrolling interest	—	—	—	(704)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(78,603)	$(16,415)	$(159,208)	$(80,569)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.51)	$(0.13)	$(1.11)	$(0.71)
Weighted average common shares outstanding — basic and diluted	153,700	128,557	142,990	113,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(78,603)	$(16,415)	$(159,208)	$(81,273)
Other comprehensive loss:
Net unrealized loss on short-term marketable securities	(4)	(6)	(4)	(13)
Comprehensive loss	(78,607)	(16,421)	(159,212)	(81,286)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(704)
Comprehensive loss attributable to 1Life Healthcare, Inc. stockholders	$(78,607)	$(16,421)	$(159,212)	$(80,582)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit) Attributable to 1Life Healthcare, Inc. Stockholders	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	—	$—	134,472	$134	$918,118	$(369,785)	$8	$548,475	$—	$548,475
Impact of adoption of ASU 2020-06					(73,393)	6,656		(66,737)		(66,737)
Impact of adoption of ASC 326						(428)		(428)		(428)
Exercise of stock options			2,584	3	13,476			13,479		13,479
Issuance of common stock for settlement of RSUs			241		—			—		—
Stock-based compensation expense					26,328			26,328		26,328
Net unrealized gain (loss) on short-term marketable securities							12	12		12
Net loss						(39,318)		(39,318)	—	(39,318)
Balances at March 31, 2021	—	$—	137,297	$137	$884,529	$(402,875)	$20	$481,811	$—	$481,811
Exercise of stock options			353	1	2,627			2,628		2,628
Issuance of common stock under the employee stock purchase plan			107		2,972			2,972		2,972
Issuance of common stock for settlement of RSUs			17					—		—
Stock-based compensation expense					26,332			26,332		26,332
Net unrealized gain (loss) on short-term marketable securities							(12)	(12)		(12)
Net loss						(41,287)		(41,287)		(41,287)
Balance at June 30, 2021	—	$—	137,774	$138	$916,460	$(444,162)	$8	$472,444	$—	$472,444
Exercise of stock options			647	1	3,355			3,356		3,356
Issuance of common stock for settlement of RSUs			16					—		—
Issuance of common stock in acquisition			53,583	$53	1,313,259			1,313,312		1,313,312
Equity awards assumed in acquisition					48,643			48,643		48,643
Stock-based compensation expense					28,534			28,534		28,534
Net unrealized gain (loss) on short-term marketable securities							(4)	(4)		(4)
Net loss						(78,603)		(78,603)		(78,603)
Balances at September 30, 2021	—	$—	192,020	$192	$2,310,251	$(522,765)	$4	$1,787,682	$—	$1,787,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit) Attributable to 1Life Healthcare, Inc. Stockholders	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	86,252	$402,488	18,952	$19	$93,945	$(281,068)	$38	$(187,066)	$3,035	$(184,031)
Exercise of redeemable convertible preferred stock warrant	5	76						—		—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(86,257)	(402,564)	86,257	86	402,478			402,564		402,564
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $23,631			20,125	20	258,099			258,119		258,119
Fair value adjustment to redeemable convertible preferred stock warrants upon conversion into common stock warrants					13,740			13,740		13,740
Exercise of stock options			294	—	1,534			1,534		1,534
Exercise of common stock warrants			11	—	73			73		73
Cashless exercise of common stock warrants			464	1	—			1		1
Stock-based compensation expense					10,325			10,325		10,325
Net unrealized gain on short-term marketable securities							44	44		44
Net loss						(33,853)		(33,853)	(704)	(34,557)
Balances at March 31, 2020	—	$—	126,103	$126	$780,194	$(314,921)	$82	$465,481	$2,331	$467,812
Reimbursed secondary offering issuance costs					784			784		784
Exercise of stock options			103		562			562		562
Stock-based compensation expense					8,363			8,363		8,363
Net unrealized gain on short-term marketable securities							(51)	(51)		(51)
Equity component of convertible senior notes, net of issuance costs of $2,243					73,370			73,370		73,370
VIE deconsolidation								—	(2,331)	(2,331)
Net loss						(30,301)		(30,301)		(30,301)
Balances at June 30, 2020	—	$—	126,206	$126	$863,273	$(345,222)	$31	$518,208	$—	$518,208
Exercise of stock options			5,939	6	23,652			23,658		23,658
Cashless exercise of common stock warrants			104					—		—
Issuance of common stock under the employee stock purchase plan			297	1	3,533			3,534		3,534
Stock-based compensation expense					8,635			8,635		8,635
Net unrealized loss on short-term marketable securities							(6)	(6)		(6)
Net loss						(16,415)		(16,415)		(16,415)
Balances at September 30, 2020	—	$—	132,546	$133	$899,093	$(361,637)	$25	$537,614	$—	$537,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(159,208)	$(81,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	551	128
Depreciation and amortization	25,944	16,123
Amortization of debt discount and issuance costs	1,406	4,402
Accretion of discounts and amortization of premiums on short-term investments, net	802	(787)
Change in fair value of redeemable convertible preferred stock warrant liability	—	6,560
Reduction of operating lease right-of-use assets	14,312	10,039
Stock-based compensation	81,194	27,323
Deferred income taxes	2,143	—
Other non-cash items	692	(11)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(10,639)	(20,255)
Inventories	398	(1,396)
Prepaid expenses and other current assets	(19,833)	3,530
Other assets	1,293	(637)
Accounts payable	144	(2,189)
Accrued expenses	31,560	16,416
Deferred revenue	6,261	16,190
Operating lease liabilities	(14,193)	(8,503)
Other liabilities	21,841	8,353
Net cash used in operating activities	(15,332)	(5,987)
Cash flows from investing activities:
Purchases of property and equipment	(43,893)	(51,494)
Purchases of short-term marketable securities	(79,984)	(657,211)
Proceeds from sales and maturities of short-term marketable securities	528,965	256,315
Acquisitions of businesses, net of cash and restricted cash acquired	(23,257)	—
Issuance of note receivable	(30,000)	—
VIE deconsolidation	—	(810)
Net cash provided by (used in) investing activities	351,831	(453,200)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	316,250
Payment of convertible senior notes issuance costs	—	(9,374)
Proceeds from initial public offering	—	281,750
Payment of underwriting discount and commissions, and offering costs	—	(21,322)
Proceeds from the exercise of stock options	19,463	25,754
Proceeds from employee stock purchase plan	2,972	3,533
Proceeds from the exercise of redeemable convertible preferred and common stock warrants	—	110
Repayment of notes payable	—	(3,300)
Payment of principal portion of finance lease liability	(43)	(44)
Net cash provided by financing activities	22,392	593,357
Net increase in cash, cash equivalents and restricted cash	358,891	134,170
Cash, cash equivalents and restricted cash at beginning of period	115,005	29,329
Cash, cash equivalents and restricted cash at end of period	$473,896	$163,499
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$8,860	$3,594
Equity consideration for business acquisition	$1,361,955	$—
Reimbursement of secondary offering costs in prepaid expenses and other current assets	$—	$784

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(unaudited)

1.Nature of the Business and Basis of Presentation
1Life Healthcare, Inc. (“1Life”) was incorporated in Delaware on July 25, 2002. 1Life’s headquarters are located in San Francisco, California. 1Life has developed a modernized healthcare membership model based on direct consumer enrollment and third-party sponsorship across commercially insured and Medicare populations. Our membership model includes seamless access to 24/7 digital health services paired with inviting in-office care routinely covered by most health care payers, and allows us to engage in value-based care across all age groups, including through At-Risk arrangements as defined in Note 2 “Summary of Significant Accounting Policies” with the Center for Medicare & Medicaid Services ("CMS") and select Medicare Advantage health plans, in which the Company is responsible for managing a range of healthcare services and associated costs of its members. 1Life is also an administrative and managerial services company that provides services pursuant to contracts with physician-owned professional corporations (“One Medical PCs”) that provide medical services virtually and in-office.
On September 1, 2021, 1Life completed the acquisition of Iora Health, Inc. ("Iora Health"), a human-centered, value-based primary care group with built-for-purpose technology focused on serving the Medicare population.
Iora Health and Iora Senior Health, Inc. (“Iora Senior Health”) are administrative and managerial service companies that provide services pursuant to contracts with physician-owned professional corporations (“Iora PCs”, together with the One Medical PCs, the “PCs”) that provide medical services virtually and in-office .
Iora Health is an administrative and managerial services company that provides services pursuant to contracts with Iora Health NE DCE, LLC, a limited liability company that participates in the Center for Medicare and Medicaid Services’ direct contracting model (the “DCE entity”). Iora Health, Iora Senior Health, the Iora PCs and the DCE entity are collectively referred to herein as “Iora”. See Note 7 "Business Combinations" to the unaudited condensed consolidated financial statements.
1Life, Iora Health, Iora Senior Health, the PCs and the DCE entity are collectively referred to herein as the “Company”. 1Life and the One Medical PCs operate under the brand name One Medical.
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. GAAP.
The accompanying condensed consolidated financial statements include the accounts of 1Life, Iora Health and Iora Senior Health, their wholly owned subsidiaries, and variable interest entities (“VIE”) in which 1Life, Iora Health and Iora Senior Health have an interest and are the primary beneficiaries. See Note 3, “Variable Interest Entities”. All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest attributable to the Company’s variable interest entities are presented as a separate component of equity in the condensed consolidated balance sheets.
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
Use of Estimates
The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP and regulations of the SEC requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition, the liability for unpaid medical claims expense, determination of useful lives for intangible assets, self-insurance reserves, contingent liabilities and income taxes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”) during the nine months ended September 30, 2021. See Note 5, “Revenue Recognition”.
Cash, Cash Equivalents and Restricted Cash
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. Cash and cash equivalents consist of cash on deposit, investments in money market funds and commercial paper. Restricted cash represents cash held under letters of credit for various leases and certain At-Risk arrangements. The expected duration of restrictions on the Company’s restricted cash generally ranges from 1 to 9 years.
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	September 30,	December 31,	September 30,	December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$469,813	$112,975	$161,468	$27,390
Restricted cash, current (included in prepaid expenses and other current assets)	119	119	17	17
Restricted cash, non-current	3,964	1,911	2,014	1,922
Total cash, cash equivalents, and restricted cash	$473,896	$115,005	$163,499	$29,329
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. The Company’s cash balances with individual banking institutions might be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds and commercial paper. The Company’s marketable securities are invested in U.S. Treasury obligations, U.S. government agency securities, foreign government bonds and commercial paper. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities. The Company grants unsecured credit to patients, most of whom reside in the service area of the One Medical or Iora facilities and are largely insured under third-party payer agreements. The Company’s concentration of credit risk is limited by the diversity, geography and number of patients and payers.

The table below presents the customers or payers that individually represented 10% or more of the Company’s accounts receivable, net balance as of September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020
Customer E	*	12%
Customer F	23%	24%
Customer H	10%	16%
Customer I	22%	*
* Represents percentages below 10% of the Company’s accounts receivable in the period.
The table below presents the customers or payers that individually represented 10% or more of the Company’s net revenue for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	*	13%	11%	12%
Customer E	*	*	*	10%
Customer F	*	12%	11%	12%
Customer I	13%	*	*	*
* Represents percentages below 10% of the Company’s net revenue in the period.
2.Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” in Item 15 of its Form 10-K. Except for the accounting policies updated below as a result of the acquisition of Iora Health, Inc., there have been no significant changes to these policies for the three and nine months ended September 30, 2021.
Accounts Receivable, net
Accounts receivable is comprised of amounts due from third-party payers, patients, health system and other partners for healthcare services and amounts due from enterprise clients, schools and universities who purchase access to memberships for their employees, students and faculty. Third-party payers include private payers, and government payers such as CMS. The Company reports accounts receivable net of estimated contractual adjustments and any allowance for credit losses. Capitated accounts receivables and payables related to At-Risk arrangements are recorded net on the condensed consolidated balance sheets when a legal right of offset exists.
Collection of accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to co-payments and other amounts owed by patients and risk reserve balances with payers. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including historical losses adjusted for current market conditions, the Company’s customers’ financial condition, delinquency trends, aging behaviors of receivables and credit and liquidity indicators for industry groups, and future market and economic conditions. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Increases and decreases in the allowance for credit losses from patient service revenue are included in net revenue in the consolidated statements of operations.
Business Combinations
The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. The authoritative guidance allows a measurement period of up to one year from the date of acquisition to make adjustments to the preliminary allocation of the purchase price. As a result, during the measurement period the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to the consolidated statement of operations.
Medicare Revenue
Medicare revenue is generated as (i) Capitated Medicare Revenue and (ii) fee-for-service and other Medicare revenue.
Capitated Medicare Revenue
The Company receives a per member per month (“PMPM”) fee under At-Risk arrangements, which refers to a model in which the Company receives a PMPM fee from the third-party payer, and is responsible for managing a range of healthcare services and associated costs of its members. Under certain contracts, the Company adjusts the PMPM fees for a percentage share of any additional gross revenues and associated medical claims expense generated by the provision of healthcare services not directly provided by the Company. The capitated revenues, medical claims expense, and related adjustments are recorded gross because the Company is acting as a principal in arranging, providing, and controlling the managed healthcare services provided to the eligible enrolled members. Neither the Company nor any of its affiliates is a registered insurance company because state law in the states in which any of them operates does not require such registration for risk-bearing providers. The Company’s contracts, which are negotiated by the payer on behalf of its enrolled members, generally have a term of two years or longer.
The Company considers its obligation to provide healthcare services to all enrolled members under a given contract as a single performance obligation. This performance obligation is to stand ready to provide managed healthcare services and it is satisfied over time as measured by months of service provided. The Company’s revenues are based on the PMPM amounts it is entitled to receive from the payers. The total amounts of PMPM fees earned will fluctuate due to changes in the member population and the member's health status (acuity). The Company does not estimate the PMPM variable consideration because the performance obligation is a stand-ready obligation, the consideration is remitted monthly, and the variable consideration earned is directly related to the period in which the services are performed.
The adjustment to the PMPM fees must be estimated due to reporting lag times, and requires significant judgment. These are estimated using the expected value methodology based on historical data and actuarial inputs. Final adjustments related to the contracts may take up to 18 months due to reserves for claims incurred but not reported. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. The Company does not have a historical pattern of granting material concessions or waiving fees and, as such, does not include any such estimate in the transaction price of its contracts.
Fee-for-service and Other Medicare Revenue
The Company recognizes fee-for-service Medicare revenue as services are rendered, which are delivered over a period of time but typically within one day, when the Company provides services to the patient. The Company receives payments for services from third-party payers as well as from patients where they may bear some cost of the service in the form of co-pays, coinsurance or deductibles. Providing medical services to patients represents the Company’s performance obligation under these contracts, and accordingly, the transaction price is allocated entirely to the one performance obligation. Fee-for-service Medicare revenue is reported net of provisions for contractual allowances from third-party payers and patients. The Company does not have a historical pattern of granting material concessions or waiving fees and, as such, does not include any such estimate in the transaction price of its fee-for-service contracts. The Company may be entitled to one-time payments under certain contracts to compensate the Company for clinical start-up, administration, and on-going coordination of care activities. Such payments are recognized ratably over the length of the term stated in the contracts as they are refundable on a pro-rata basis if the Company ceases to provide services at the specified clinics prior to the contractual end date. These payments are part of the transaction price that is fully allocated to the single performance obligation to provide healthcare services on a stand-ready basis.
Medical Claims Expense
Medical claims expenses consist of certain third-party medical expenses paid by payers contractually on behalf of the Company. Medical claims expense is recognized in the period in which services are provided and includes an estimate of the Company’s obligations for medical services that have been provided to its members and patients but for which claims have not been received or processed, and for liabilities for third-party physician, hospital and other medical expense disputes. Medical claims expenses include such costs as inpatient and outpatient services, certain pharmacy benefits and physician services by providers other than the physicians employed by the Company.
The cost of healthcare services provided or contracted for is accrued in the period in which the services are rendered. These costs includes an estimate, supported by actuarial inputs, of the related liability for medical claims incurred in the period but not yet reported (“IBNR”), which is based on historical claims experience. Changes in this estimate can materially affect, either favorably or unfavorably, results from operations and overall financial position. The estimated reserve for incurred and not reported ("IBNR") claims liability is included in accounts receivable, net in the condensed consolidated balance sheets.
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
Recently Adopted Pronouncements as of September 30, 2021
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments and also increases information transparency by making disclosure amendments. The standard is effective for private companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.
The Company early adopted this standard on January 1, 2021 on a modified retrospective basis. Under previous GAAP, instruments that may be partially settled in cash were in the scope of the “cash conversion” model, which required conversion features to be separately reported in equity. Upon the adoption of ASU 2020-06, the cash conversion model was eliminated and the Company no longer separates its convertible senior notes (“the 2025 Notes”) into liability and equity components and instead accounts for the 2025 Notes as a single liability instrument. As a result, there is no longer a debt discount or subsequent amortization to be recognized as interest expense. Further, ASU 2020-06 requires the use of the if-converted method for diluted earnings per share calculation, and no longer allows the use of the treasury stock method for instruments with flexible settlement arrangements. Under the previous treasury stock method, only the excess of the average stock price of the Company’s common stock for the reporting period over the conversion price was used in determining the impact to the diluted earnings per share denominator. Under the current if-converted method, all underlying shares shall be included in the denominator regardless of the average stock price for the reporting period, in addition to adding back to the numerator, the related interest expense from the stated coupon and the amortization of issuance costs, if dilutive.
The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Accordingly, the cumulative-effect adjustment to the opening balance of accumulated deficit as of January 1, 2021 was as follows:

	December 31, 2020 As Reported	Effect of the Adoption of ASU 2020-06	January 1, 2021 As Adjusted
Liabilities
Convertible senior notes	$241,233	$66,737	$307,970
Stockholders' Equity
Additional paid-in capital	918,118	(73,393)	844,725
Accumulated deficit	$(369,785)	$6,656	$(363,129)

The impact of adoption on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 was primarily a reduction of non-cash interest expense of $3,311 and $9,719, respectively. The reduction in interest expense decreased the net loss attributable to common stockholders and decreased the basic net loss per share. The required use of the if-converted method for earnings per share does not impact the diluted net loss per share as long as the Company is in a net loss position. The adoption had no impact on the condensed consolidated statement of cash flows.
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
Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2021
There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to the Company as of September 30, 2021.
3.Variable Interest Entities
1Life, Iora Health and Iora Senior Health's agreements with the PCs generally consist of both Administrative Services Agreements (“ASAs”), which provide for various administrative and management services to be provided by 1Life, Iora Health or Iora Senior Health, respectively, to the PCs, and succession agreements, which provide for transition of ownership of the PCs under certain conditions ("Succession Agreements").
The ASAs typically provide that the term of the arrangements is ten to twenty years with automatic renewal for successive one-year terms, subject to termination by the contracting parties in certain specified circumstances. The outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed by 1Life, Iora Health or Iora Senior Health (or the PC in one instance) under the terms of the Succession Agreements or other shareholders who are also subject to the terms of the Succession Agreements. 1Life, Iora Health and Iora Senior Health have the right to receive income as an ongoing administrative fee in an amount that represents the fair value of services rendered and has provided all financial support through loans to the PCs. 1Life, Iora Health and Iora Senior Health have exclusive responsibility for the provision of all nonmedical services including facilities, technology and intellectual property required for the day-to-day operation and management of each of the PCs, and makes recommendations to the PCs in establishing the guidelines for the employment and compensation of the physicians and other employees of the PCs. In addition, the agreements provide that 1Life, Iora Health and Iora Senior Health have the right to designate a person(s) to purchase the stock of the PCs for a nominal amount in the event of a succession event. Based upon the provisions of these agreements, 1Life determined that the PCs are variable interest entities due to its equity holder having insufficient capital at risk, and 1Life has a variable interest in the PCs.
The contractual arrangement to provide management services allows 1Life, Iora Health or Iora Senior Health to direct the economic activities that most significantly affect the PCs. Accordingly, 1Life, Iora Health or Iora Senior Health is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support 1Life, Iora Health or Iora Senior Health provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the current assets and liabilities included in the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $181,992 and $115,417, respectively, as of September 30, 2021 and $48,182 and $31,462, respectively, as of December 31, 2020. The PCs did not have noncurrent assets or liabilities.

4.Fair Value Measurements and Investments
Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$411,735	$—	$—	$411,735
Short-term investments:
U.S. Treasury obligations	60,222	—	—	60,222
Foreign government bonds	—	5,034	—	5,034
Commercial paper	—	54,980	—	54,980
Total financial assets	$471,957	$60,014	$—	$531,971

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$50,761	$—	$—	$50,761
Commercial paper	—	19,999	—	19,999
Short-term investments:
U.S. Treasury obligations	416,158	—	—	416,158
U.S. government agency securities	20,000	—	—	20,000
Commercial paper	—	133,865	—	133,865
Total financial assets	$486,919	$153,864	$—	$640,783
Our financial assets are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs.
During the three and nine months ended September 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Convertible Senior Notes
The Company has $316,250 aggregate principal amount outstanding of 3.0% convertible senior notes due in 2025 (the “2025 Notes”). Please refer to Note 9, “Convertible Senior Notes” for further details on the 2025 Notes.
The fair value of the 2025 Notes was $302,733 and $397,472 as of September 30, 2021 and December 31, 2020, respectively. The fair value was determined based on the closing trading price of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 measurement as they are not actively traded.

Investments
At September 30, 2021 and December 31, 2020, the Company’s cash equivalents and short-term marketable securities were as follows:

	September 30, 2021
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$411,735	$—	$411,735
Short-term marketable securities:
U.S. Treasury obligations	60,217	5	60,222
Foreign government bonds	5,035	(1)	5,034
Commercial paper	54,980	—	54,980
Total short-term marketable securities	120,232	4	120,236
Total cash equivalents and short-term marketable securities	$531,967	$4	$531,971

	December 31, 2020
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$50,761	$—	$50,761
Commercial paper	19,999	—	19,999
Total cash equivalents	70,760	—	70,760
Short-term marketable securities:
U.S. Treasury obligations	416,150	8	416,158
U.S. government agency securities	20,000	—	20,000
Commercial paper	133,865	—	133,865
Total short-term marketable securities	570,015	8	570,023
Total cash equivalents and short-term marketable securities	$640,775	$8	$640,783
5.Revenue Recognition
The following table summarizes the Company’s net revenue by primary source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue:
Capitated Medicare revenue	$29,872	$—	$29,872	$—
Fee-for-service and other Medicare revenue	590	—	590	—
Total Medicare revenue	30,462	—	30,462	—
Partnership revenue	54,547	43,917	165,604	107,365
Net fee-for-service revenue	44,835	40,244	132,713	98,257
Membership revenue	21,489	17,326	62,559	50,221
Grant income	—	180	1,763	2,580
Total commercial revenue	120,871	101,667	362,639	258,423
Total net revenue	$151,333	$101,667	$393,101	$258,423

Net fee-for-service revenue (previously reported as net patient service revenue) is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. The following table summarizes net fee-for-service revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net fee-for-service revenue:
Commercial and government third-party payers	$40,987	$37,004	$122,830	$87,880
Patients, including self-pay, insurance co-pays and deductibles	3,848	3,240	9,883	10,377
Net fee-for-service revenue	$44,835	$40,244	$132,713	$98,257
The CARES Act was enacted on March 27, 2020 to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant of $1,763 from the Provider Relief Fund administered by the Health and Human Services ("HHS") during the nine months ended September 30, 2021. The Company received an income grant of $180 and $2,580, respectively, during the three and nine months ended September 30, 2020. The Company did not receive any income grants from the HHS for the three months ended September 30, 2021. Management has concluded that the Company met conditions of the grant funds and has recognized it as Grant income for the nine months ended September 30, 2021 and September 30, 2020, respectively.
During the three and nine months ended September 30, 2021, the Company recognized revenue of $19,116 and $32,330 respectively, which was included in the beginning deferred revenue balances as of July 1, 2021 and January 1, 2021, respectively. During the three and nine months ended September 30, 2020, the Company recognized revenue of $14,302 and $21,343, respectively, which was included in the beginning deferred revenue balances as of July 1, 2020 and January 1, 2020, respectively.
As of September 30, 2021, a total of $6,111 is included within deferred revenue related to variable consideration, of which $5,046 is classified as non-current as it will not be recognized within the next twelve months. The estimate of variable consideration is based on the Company’s assessment of historical, current, and forecasted performance.
As summarized in the table below, the Company recorded contract assets and deferred revenue as a result of timing differences between the Company’s performance and the customer’s payment.

	September 30,	December 31,
	2021	2020
Balances from contracts with customers:
Capitated accounts receivable, net	$26,208	$—
All other accounts receivable, net	76,025	67,895
Contract asset (included in prepaid expenses and other current assets)	491	513
Deferred revenue	$75,251	$43,590
As of September 30, 2021, the Company’s capitated accounts receivable, net, of $26,208 represents amounts due from CMS and other Medicare payers in At-Risk arrangements. The capitated accounts receivable consists of the Company’s Capitated Medicare Revenue attributed from enrolled At-Risk members less actual paid medical claims expense. The capitated accounts receivable is presented net of unpaid medical claims and other adjustments. There were no significant prior period adjustments or changes to the assumptions used in estimating the liability for medical claims incurred in the period but not yet reported (“IBNR”) as of September 30, 2021. A right of offset exists when all of the following conditions are met: 1) each of two parties (the Company and the third-party payer) owes the other determinable amounts; 2) the reporting party (the Company) has the right to offset the amount owed with the amount owed by the other party (the third-party payer); 3) the reporting party (the Company) intends to offset; and 4) the right of offset is enforceable by law. All of the aforementioned conditions were met as of September 30, 2021.
Capitated accounts receivable, net activities are summarized below:

September 30,
2021
Capitated accounts receivable	$69,320
Unpaid medical claims expense	(43,112)
Capitated accounts receivable, net	$26,208
The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company’s remaining performance obligation as of September 30, 2021, is expected to be recognized as follows:

	Less than or equal to 12 months	Greater than 12 months	Total
As of September 30, 2021	$7,635	$31,961	$39,596
6.Leases
Most leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 8 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of September 30, 2021. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.
Certain of the Company’s furniture and fixtures and lab equipment are held under finance leases. Lease-related assets are included in property and equipment, net in the condensed consolidated balance sheets and are immaterial as of September 30, 2021.
The components of operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$9,510	$6,379	$24,699	$18,694
Variable lease costs	1,676	1,029	4,209	3,058
Total lease costs	$11,186	$7,408	$28,908	$21,752

Other information related to leases was as follows:
Supplemental Cash Flow Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,459	$6,530	$25,287	$17,887

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$90,076	$4,726	$125,498	$35,364
Lease Term and Discount Rate

	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	8.07	8.36
Weighted-average discount rate	6.62%	7.60%
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
Future minimum lease payments under non-cancellable operating leases as of September 30, 2021 were as follows (excluding the effect of lease incentives to be received that are recorded in prepaid expenses and other current assets of $10,407 which serve to reduce total lease payments):

September 30, 2021
Remainder of 2021	$11,839
2022	48,041
2023	49,859
2024	48,361
2025	45,040
Thereafter	178,549
Total lease payments	381,689
Less: interest	(90,810)
Total lease liabilities	$290,879

7.Business Combinations
Acquisition of Iora

On September 1, 2021 ("Acquisition Date"), 1Life acquired all outstanding shares of Iora Health, a human-centered, value-based primary care group with built-for-purpose technology focused on serving the Medicare population, for an aggregate purchase consideration of $1,424,836, which was paid through the issuance of 1Life common shares with a fair value of $1,313,312, in part by cash of $62,881, and in part by stock options of Iora assumed by 1Life towards pre-combination services of $48,643. The acquisition was accounted for as a business combination. The preliminary purchase price allocations resulted in $1,124,244 of goodwill and $363,031 of acquired identifiable intangible assets related to Iora trade name and contracts in existing geographies valued using the income method. Goodwill recorded in the acquisition is not expected to be deductible for tax purposes. Goodwill was primarily attributable to the planned growth in new geographies, synergies expected to be achieved in the combined operations of 1Life and Iora, and assembled workforce of Iora.
The acquisition expanded the Company's reach to become a premier national human-centered, technology-powered, value-based primary care platform across all age groups. The acquisition allows the Company to participate in At-Risk arrangements with CMS and other Medicare payers, in which the Company is responsible for managing a range of healthcare services and associated costs of its members. Furthermore, the acquisition extends the Company's platform of delivering multi-modal care through 24/7 national digital health and in-person care to 23 in-person markets, and expands the total addressable market by $700 billion to a combined potential market opportunity of $870 billion across commercial primary care and Medicare.
The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for purposes of evaluating financial performance and allocating resources. The acquisition of Iora will not change the process of how the chief operating decision maker reviews the financial information.
Preliminary Purchase Price Allocation
The purchase price components are summarized in the following table:

Consideration in 1Life common stock (1)	$1,313,312
Cash consideration (2)	62,881
Stock options of Iora assumed by 1Life towards pre-combination services (3)	48,643
Total Purchase Price	$1,424,836
(1) Represents the fair value of 53,583 shares of 1Life common stock issued to former Iora shareholders for outstanding Iora capital stock as stock consideration based on 77,687 Iora shares with the Exchange Ratio of 0.69 for a share of Iora and 1Life's stock price of $24.51 as of the closing date. The fair value of the 53,583 shares transferred as consideration was determined on the basis of the closing market price of the Company's common stock one business day prior to the Acquisition Date.
(2) Included in the cash consideration are:
•$5,993 for the settlement of vested phantom stock awards and cash bonuses contingent on the completion of the merger. Iora's unvested phantom stock awards, to the extent they relate to post-combination services, will be paid out and expensed as they vest subsequent to the acquisition and will be treated as stock-based compensation expense.

•$30,253 of loans made by the Company to Iora prior to the Acquisition Date

•$5,391 of repayment of the existing Silicon Valley Bank (“SVB”) loan, which was not legally assumed as part of the merger

•The remainder of the cash consideration primarily relates to transaction expenses incurred by Iora and paid by the Company as of the closing date.
(3) Represents the fair value of Iora’s equity awards assumed by 1Life for pre-combination services. Pursuant to the terms of the merger agreement, Iora’s outstanding equity awards that are vested and unvested as of the effective time of the merger were replaced by 1Life equity awards with the same terms and conditions. The vested portion of the fair value of 1Life’s replacement equity awards issued represents consideration transferred, while the unvested portion represents post-combination compensation expense based on the vesting terms of the equity awards. The awards that include a provision for accelerated vesting upon a change of control are included in the vested consideration. The fair value of the stock options of Iora assumed by

1Life was determined by using a Black-Scholes option pricing model with the applicable assumptions as of the Acquisition Date. The fair value of the unvested stock awards, for which post-combination service is required, will be recorded as share-based compensation expense over the respective vesting period of each award. See Note 11 "Stock-Based Compensation".
The following table presents the preliminary purchase price allocation recorded in the Company's unaudited condensed consolidated balance sheet as of September 1, 2021:

Cash and cash equivalents acquired	$17,808
Accounts receivable, net	24,678
Prepaid expenses and other current assets	3,043
Restricted cash	2,069
Property and equipment, net	29,565
Right-of-use assets	70,249
Intangible assets, net	363,031
Other assets (1)	7,913
Total assets	518,356
Accounts payable	1,974
Accrued expenses	9,819
Deferred revenue, current	3,935
Operating lease liabilities, current	6,617
Operating lease liabilities, non-current	63,558
Deferred revenue, non-current	21,465
Deferred income taxes	90,209
Other non-current liabilities (1)	20,187
Total liabilities	217,764
Net assets acquired	300,592
Estimated Merger Consideration	1,424,836
Estimated goodwill attributable to Merger	$1,124,244
(1) Included in the other assets is an escrow asset of $7,896 related to 1Life common stock held by a third-party escrow agent to be released to the former stockholders of Iora, less any amounts that would be necessary to satisfy any then pending and unsatisfied or unresolved claim for indemnification for any 1Life indemnifiable loss pursuant to the indemnity provisions of the Merger Agreement. A corresponding indemnification liability of $11,919 was recorded in other non-current liabilities in the Company's unaudited condensed consolidated balance sheet as of September 1, 2021. The indemnification asset is subject to remeasurement at each reporting date until the shares are released from escrow, with the remeasurement adjustment reported in the Company's condensed consolidated statement of operations. During the three and nine months ended September 30, 2021, the fair value of the indemnification asset had reduced and the unrealized loss recorded for was immaterial for the period.
The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of fair values, which were determined primarily using the income method based on estimates and assumptions made by management at the time of the Iora acquisition and are subject to change during the measurement period which is not expected to exceed one year. The primary tasks that are required to be completed include validation of business level forecasts and jurisdictional forecast expected to be derived from the merger of Iora, including any related tax impacts. Any adjustments to our preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.
The Company recognized a net deferred tax liability of $90,209 in this business combination that is included in long-term liabilities in the accompanying condensed consolidated balance sheet. This primarily related to identified intangible assets recorded in acquisition for which there is no tax basis.
The acquired entity's results of operations were included in the Company's condensed consolidated financial statements from the date of acquisition, September 1, 2021. For the period from September 1, 2021, through September 30, 2021, Iora contributed net revenue of $30,631 which is reflected in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2021. Due to the integrated nature of the Company's operations, it is not practicable to separately identify earnings of Iora on a stand-alone basis.
During the three and nine months ended September 30, 2021, the Company incurred costs related to this acquisition of $26,544 and $37,693, respectively, that were expensed as incurred and recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations.
Identifiable intangible assets are comprised of the following:

	Preliminary Fair Value	Estimated Useful Life (in years)
Intangible Asset:
Medicare Advantage contracts - existing geographies	$298,000	9
CMMI Direct Contracting contract - existing geographies	52,000	9
Trade name: Iora	13,031	3
Total	$363,031
Net tangible assets were valued at their respective carrying amounts as of the Acquisition Date, which approximated their fair values. Medicare Advantage contracts and the Center for Medicare and Medicaid Innovation ("CMMI") Direct Contracting contract represent the At-Risk arrangements that Iora has with Medicare Advantage plans or directly with CMMI, which is an organization under CMS. Trade names represent the Company’s right to the Iora trade names and associated design.
Loan Agreement
Under the Merger Agreement, 1Life and Iora have also entered into a Loan and Security Agreement on June 21, 2021, refer to Note 15 "Note Receivable" for more details.
Iora had an existing credit facility with SVB, which is referred to as the SVB Facility. The SVB facility of $5,391 was repaid on September 1, 2021, of which $50 is related to the prepayment penalty. Repayment of the existing SVB loan is accounted for as part of the acquisition purchase considerations.
Supplemental Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for 1Life and Iora as if the companies were combined as of the beginning of fiscal year 2020. The unaudited pro forma information includes transaction costs, adjustments to amortization and depreciation for intangible assets and property and equipment acquired, stock-based compensation costs and tax effects.
The table below reflects the impact of material adjustments to the unaudited pro forma results for the three and nine months ended September 30, 2021 and 2020 that are directly attributable to the acquisition:

	Three Months Ended September 30,		Nine Months Ended September 30,
Material Adjustments	2021	2020	2021	2020
(Decrease) / increase to expense as result of transaction costs	$(46,243)	$—	$(51,433)	$30,631
(Decrease) / increase to expense as result of amortization and depreciation expenses	7,680	11,552	30,757	34,698
(Decrease) / increase to expense as a result of stock-based compensation costs	381	2,072	1,686	10,908
(Decrease) / increase to expense as result of changes in tax effects	$(2,012)	$(3,008)	$(7,325)	$(5,059)

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2020 or the results of our future operations of the combined businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$216,115	$155,455	$604,408	$418,037
Net Loss	$(53,927)	$(47,122)	$(194,619)	$(208,870)
Other Acquisitions
During the nine months ended September 30, 2021, the Company completed three acquisitions for $9,908 of total cash consideration. The acquisitions were each accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in aggregate, to the Company’s unaudited condensed consolidated financial statements. The purchase price allocations resulted in $5,880 of goodwill and $3,921 of acquired identifiable intangible assets related to customer relationships valued using the income method. Intangible assets are being amortized over their respective useful lives of three or seven years. Acquisition-related costs were immaterial and were expensed as incurred in the condensed consolidated statements of operations.
8.Goodwill and Intangible Assets
Goodwill
As of September 30, 2021 and December 31, 2020, goodwill was $1,151,425 and $21,301, respectively. On September 1, 2021, the Company completed the acquisition of Iora, which was accounted for as a business combination resulting in $1,124,244 in goodwill. See Note 7 "Business Combinations". No goodwill impairments were recorded during the three and nine months ended September 30, 2021.
Goodwill balances as of September 30, 2021 and December 31, 2020 were as follows:

Goodwill
Balance as of December 31, 2020	$21,301
Goodwill recorded in connection with acquisitions	5,565
Balance as of June 30, 2021	26,866
Goodwill recorded in connection with acquisitions	1,124,559
Balance as of September 30, 2021	$1,151,425
Intangible Assets
The Company had no intangible assets as of December 31, 2020 and did not record any amortization expense of intangible assets for the three and nine months ended September 30, 2020.
The following summarizes the Company’s intangible assets and accumulated amortization as of September 30, 2021:

	September 30, 2021
	Original Cost	Accumulated Amortization	Net Book Value

Medicare Advantage contracts - existing geographies	$298,000	$(2,759)	$295,241
CMMI Direct Contracting contract - existing geographies	52,000	(481)	51,519
Trade name: Iora	13,031	(362)	12,669
Customer relationships	3,921	(233)	3,688
Total intangible assets	$366,952	$(3,835)	$363,117

Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The change in purchased intangible assets gross carrying amount resulted primarily from the Iora acquisition. See Note 7 “Business Combinations”.
As of September 30, 2021, estimated future amortization expense related to intangible assets were as follows:

September 30, 2021
Remainder of 2021	$10,959
2022	43,835
2023	43,835
2024	42,387
2025	39,491
Thereafter	182,610
Total	$363,117

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
Each $1 principal amount of the 2025 Notes will initially be convertible into 0.0225052 shares of the Company’s common stock, which is equivalent to an initial conversion price of $44.43 per share, subject to adjustment upon the occurrence of specified events but not for any accrued and unpaid interest.
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
In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such a corporate event in certain circumstances. The Company may not redeem the 2025 Notes prior to June 20, 2023. The Company may redeem for cash all or any portion of the 2025 Notes, at the Company’s option, on or after June 20, 2023 and prior to March 15, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. During the three months ended September 30, 2021, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of September 30, 2021 and are classified in long term liabilities in the condensed consolidated balance sheet.
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
The net carrying amount of the 2025 Notes was as follows:

September 30,
2021
Liabilities:
Principal	$316,250
Unamortized issuance costs	(6,874)
Net carrying amount	$309,376

The following table sets forth the interest expense recognized related to the 2025 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$2,372	$2,372	$7,116	$3,198
Amortization of debt discount	—	3,032	—	4,073
Amortization of issuance costs	469	233	1,406	312
Total interest expense related to the 2025 Notes	$2,841	$5,637	$8,522	$7,583

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
At September 30, 2021, 10,467 shares were available for future grants.
2020 Employee Stock Purchase Plan
In January 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The 2020 ESPP became effective upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The Company had initially reserved 2,800 shares of common stock for issuance under the 2020 ESPP. Effective as of January 1, 2021, an additional 2,017 shares of common stock became available for issuance under the ESPP, as a result of the operation of an automatic annual increase provision therein. At September 30, 2021, 4,361 shares were available for future issuance.
The initial offering period ran from January 31, 2020 to August 15, 2020 and the second offering period ran from August 16, 2020 to November 15, 2020. For subsequent periods, the ESPP will provide for separate six-month offering periods beginning on May 16 and November 16 of each year.
The stock-based compensation expense recognized for the ESPP was $530 and $1,742 during the three and nine months ended September 30, 2021 and $606 and $1,612 during the three and nine months ended September 30, 2020, respectively.

Stock Options
The following table summarizes stock option activity under the Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	28,273	$18.03	8.20	$724,339
Granted	3,624	11.92
Exercised	(3,584)	5.43
Canceled	(273)	9.56
Outstanding as of September 30, 2021	28,040	$18.93	7.68	$252,821

Options exercisable as of September 30, 2021	11,141	$5.36	6.36	$168,834
Options vested and expected to vest as of September 30, 2021	17,930	$7.49	6.83	$242,078
At September 30, 2021 and 2020, there was $22,010 and $29,027, respectively, in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.66 years and 1.96 years, respectively.
The fair value of stock option grants with service-based vesting conditions was $67,507 and $79,725 for the three and nine months ended September 30, 2021, and $40 and $4,469, respectively, for the three and nine months ended September 30, 2020.
Assumed Equity Awards
As of the Acquisition Date, the Company assumed Iora’s outstanding equity awards related to stock options and phantom stock. The awards under the assumed equity plan were generally settled as follows:

•Options: All Iora options outstanding on the close date were assumed by 1Life and converted into options to acquire shares of 1Life common stock. The vested and unvested options, to the extent related to pre-combination services were included in the consideration transferred. Iora’s unvested options, to the extent they relate to post-combination services, will be expensed as they vest post the acquisition and will be treated as stock-based compensation expense. See Note 7 "Business Combinations" for more details.

•Phantom stock: Each Iora vested phantom stock award has been settled in cash. Each Iora unvested phantom stock award has been assumed by the Company and converted into the right to receive the unvested phantom cash award. Each unvested phantom cash award will remain subject to the same terms and conditions as were applicable to the underlying unvested phantom stock award immediately prior to the close date. The unvested phantom stock award is considered a liability-classified award as the settlement involves a cash payment upon the dates when these awards vest. The entire vested award and unvested phantom stock, to the extent they relate to pre-combination services, were included in the consideration transferred. Iora’s unvested phantom stock awards, to the extent they relate to post-combination services, will be expensed as they vest post acquisition and will be treated as stock-based compensation expense. See Note 7 "Business Combinations" for more details.
As of the Acquisition Date, the estimated fair value of the assumed equity awards was $60,856, of which $52,662 was allocated to the purchase price and the balance of $8,194 will be recognized as stock-based compensation expense over the remainder term of the assumed equity awards. The fair value of the assumed equity awards for service rendered through the Acquisition Date was recognized as a component of the acquisition consideration, with the remaining fair value related to post combination services to be recorded as stock-based compensation over the remaining vesting period.
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
As of September 30, 2021, no stock price milestones have been achieved. Consequently, no shares subject to the Performance Stock Option have vested as of the date of this filing. The entire 8,645 shares granted are excluded from options vested and expected to vest from the options activity table presented above.
The Company will recognize aggregate stock-based compensation expense of $197,469 over the derived service period of each tranche using the accelerated attribution method as long as the service-based vesting conditions are satisfied. If the market conditions are achieved sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company recorded stock-based compensation expense of $15,089 and $44,939 related to the award for the three and nine months ended September 30, 2021, which is included in general and administrative on the condensed consolidated statements of operations. Unamortized stock-based compensation expense related to the award was $152,040 as of September 30, 2021.
Restricted Stock Units
The following table summarizes restricted stock unit activity under the 2020 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding as of December 31, 2020	1,291	$22.14
Granted	1,781	36.21
Vested	(274)	22.98
Canceled and forfeited	(263)	29.33
Unvested and outstanding as of September 30, 2021	2,535	$31.19
Stock-Based Compensation Expense
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales and marketing	$884	$575	$2,871	$1,843
General and administrative	27,650	8,060	78,323	25,480
Total	$28,534	$8,635	$81,194	$27,323
A tax benefit of $1,181 and $33,823 for the three and nine months ended September 30, 2021, respectively, and $41,087 and $41,459 for the three and nine months ended September 30, 2020, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities.

11.Income Taxes
The Company recorded an income tax provision of $1,984 and $181 for the three months ended September 30, 2021 and September 30, 2020, respectively. This represents an effective tax rate for the respective periods of (2.589%) and (1.115)%, respectively. The Company reassessed the ability to realize deferred tax assets by considering all available positive and negative evidence. During the three months ended September 30, 2021, the Company established a full valuation allowance against its previously recognized deferred tax assets due to changes in forecasts as a result of the updated transfer pricing analyses finalized in the period. This resulted in a discrete expense for the period of $2,656. As of September 30, 2021, the Company maintains a partial valuation allowance against certain deferred tax assets acquired in the Iora acquisition. Amortization of book identified intangibles from that acquisition resulted in a change in need of valuation allowance during the period; the associated income tax benefit during the period was $514. The effective tax rate differs in 2021 from the federal statutory rate due to the change in need for valuation allowance and amortization of identified intangibles. The effective tax rate differs in 2020 from the federal statutory rate due to the change in need for valuation allowance.
The Company recorded an income tax provision of $2,143 and $109 to continuing operations for the nine months ended September 30, 2021 and September 30, 2020, respectively. This represents an effective tax rate for the respective periods of (1.364)% and (0.135)%, respectively. The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. During the nine months ended September 30, 2021, the Company established a full valuation allowance against its previously recognized deferred tax assets due to changes in forecasts by entity from updated transfer pricing finalized in the period. This resulted in a discrete expense for the period of $2,656. As of September 30, 2021, the Company maintains a partial valuation allowance against its net deferred tax assets acquired in the Iora acquisition. Amortization of book identified intangibles from that acquisition resulted in a change in need of valuation allowance during the period; the associated income tax benefit during the period was $514. The effective tax rate differs in 2021 from the federal statutory rate due to the change in need for valuation allowance and amortization of identified intangibles. The effective tax rate differs in 2020 from the federal statutory rate due to the change in need for valuation allowance.
12.Net Loss Per Share
Net Loss Per Share Attributable to 1Life Healthcare, Inc. Stockholders
Basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(78,603)	$(16,415)	$(159,208)	$(81,273)
Less: Net loss attributable to noncontrolling interest	—	—	—	(704)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(78,603)	$(16,415)	$(159,208)	$(80,569)
Denominator:
Weighted average common shares outstanding — basic and diluted	153,700	128,557	142,990	113,253
Net loss per share attributable to 1Life Healthcare, Inc. stockholders — basic and diluted	$(0.51)	$(0.13)	$(1.11)	$(0.71)
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

	As of September 30,
	2021	2020
Options to purchase common stock	28,040	21,627
Unvested restricted stock	2,535	1,368
Warrants to purchase common stock	—	28
2025 Notes (1)	7,117	—
Shares held in special indemnity escrow account in connection with Iora acquisition	405	—
	38,097	23,023
(1) Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible senior notes was calculated using the if-converted method for the three and nine months ended September 30, 2021. During the three months ended September 30, 2021, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of September 30, 2021. See Note 2 "Summary of Significant Accounting Policies".

13.Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 30, 2021 and December 31, 2020, the Company has not incurred any material costs as a result of such indemnifications.
Legal Matters
In May 2018, a class action complaint was filed by two former members against the Company in the Superior Court of California for the County of San Francisco, or the Court, alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF, in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. Following certain trial court proceedings and certain appeals, arbitration proceedings, and court-ordered mediation proceedings, in June 2021, the parties filed a joint notice of settlement and request for a six month stay before the appellate court in light of reaching a settlement in principle. The parties later executed a class action settlement agreement and release effective June 30, 2021, which requires trial court approval. A preliminary class settlement approval hearing was scheduled to take place in August 2021, but the trial court requested supplemental briefing and vacated the previously scheduled hearing. Plaintiffs filed their supplemental brief and supporting documents on October 12, 2021. The trial court will either set a continued hearing date for the preliminary approval motion or request further supplemental briefing, but the trial court has not yet acted since Plaintiff's supplemental submission on October 12, 2011.
The settlement amount of $11,500 was recorded as other current liabilities in the condensed consolidated balance sheets as of June 30, 2021. The Company's insurers committed to pay $5,950 towards the settlement amount. The settlement amount, net of expected insurance recovery, of which $5,550 was recorded as general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2021. There was no change to the liability amount or any incremental expenses incurred during the three months ended September 30, 2021.
Stockholder Litigation Related to Iora Health Acquisition
In July and August of 2021, a total of eight complaints were filed by purported stockholders against the Company and its board of directors alleging, among other things, that the disclosures in the Company’s registration statement on Form S-4 regarding the then proposed merger with Iora were materially misleading and that the defendants therefore violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934.

Each plaintiff sought, among other things, injunctive relief, including enjoining the proposed merger, and attorney’s fees and costs. Each plaintiff also sought rescission of the merger or rescissory damages once the merger was completed and an order directing the individual defendants to disseminate a registration statement that does not contain untrue statements of material fact and states all material facts required to make the statements contained therein not misleading. The Company filed amendments to the registration statement and subsequently all of the lawsuits were voluntarily dismissed.
Additional lawsuits may be filed against the Company or its directors and officers in connection with the merger. Defending such lawsuits could require the Company to incur significant costs and divert the attention of the management team. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the closing of the proposed merger may adversely affect the Company's business, financial condition, results of operations and cash flows. The Company cannot predict the outcome of the lawsuits or any others that might be filed subsequent to the date of filing of this Quarterly Report on Form 10-Q and cannot reasonably estimate the possible loss or range of loss with respect to these matters. The Company believes that such lawsuits are without merit and intends to defend against the claims vigorously.
Government Inquiries and Investigations
In March 2021, the Company received (i) requests for information and documents from the United States House Select Subcommittee on the Coronavirus Crisis, (ii) a request for information from the California Attorney General and the Alameda County District Attorney’s Office and (iii) a request for information and documents from the Federal Trade Commission relating to the Company’s provision of COVID-19 vaccinations. The Company has also received inquiries from state and local public health departments regarding its vaccine administration practices and has and may continue to receive additional requests for information from other governmental agencies relating to its provision of COVID-19 vaccinations. The Company is cooperating with these requests as well as requests received from other governmental agencies, including with respect to the Company's compensation practices and membership generation during the relevant periods. The Company is unable to predict the outcome or timeline of these matters at this time or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances. Legal fees have been recorded as general and administrative expenses in the condensed consolidated statements of operations.
Sales and Use Tax
During 2017 and 2018, a state jurisdiction engaged in an audit of 1Life’s sales and use tax records applicable to that jurisdiction from March 2011 through February 2017. As of September 30, 2021, the Company estimated a probable loss from the audit and recorded the estimate in accrued expenses related to one aspect of the finding, including interest and penalties. The Company disputes the other finding representing the majority of the state’s proposed audit change and has filed a notice of appeal. An administrative law judge with the state’s tax division conducted a hearing on the appeal in October 2020. A decision from the judge is expected to be issued in the second half of 2021. At this time, the Company believes it has a compelling basis to dispute the audit finding and it is not able to estimate the amount of loss or range of loss, if any, related to this matter.
In addition, from time to time, the Company has been and may be involved in various legal proceedings arising in the ordinary course of business. The Company currently believes that the outcome of these legal proceedings, either individually or in the aggregate, will not have a material effect on its condensed consolidated financial position, results of operations or cash flows.

14.Related Party Transactions
Certain of the Company’s investors are also affiliated with customers of the Company. Revenue recognized under contractual obligations from such customers was immaterial for the three and nine months ended September 30, 2021 and September 30, 2020. The outstanding receivable balance from such customers was immaterial as of September 30, 2021 and December 31, 2020, respectively.

15.Note Receivable
In connection with the Iora acquisition, on June 21, 2021, 1Life and Iora entered into a loan agreement under which the Company may advance secured loans to Iora to fund working capital, at Iora's request from time to time, in outstanding amounts not to exceed $75,000 in the aggregate. Amounts drawn under the loan agreement are secured by all assets of Iora and were subordinated to Iora's obligations under its then-existing credit facility with SVB. The loan agreement is effective through the maturity date of borrowed amounts under the loan agreement. Such maturity date is the later of 90 days following the earliest of certain maturity dates set forth in the SVB Facility. Amounts drawn bear interest at a rate equal to 10% per year, payable monthly.
As of the Acquisition Date, there was $30,000 drawn and outstanding under the loan agreement. Pursuant to the consummation of Iora's acquisition by 1Life, this note receivable was eliminated as part of intercompany eliminations. $30,253 of note receivable including accrued interests prior to the Acquisition Date was treated as purchase consideration. See Note 7 "Business Combinations" for additional details.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risk, uncertainties and assumptions. Our results of operations include the results of operations of Iora for the period from the close of our acquisition on September 1, 2021 through September 30, 2021. Our actual results may differ materially from management’s expectations and those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to timely and successfully achieve the anticipated benefits and potential synergies of our acquisition of Iora Health, Inc. and the continuing impact of the COVID-19 pandemic and societal and governmental responses as well as those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
We have developed a modernized healthcare membership model based on direct consumer enrollment and third-party sponsorship across commercially insured and Medicare populations. Our membership model includes seamless access to 24/7 digital health services paired with inviting in-office care routinely covered by most health care payers. Our technology drives high monthly active usage within our membership, promoting ongoing and longitudinal patient relationships for better health outcomes and high member retention. Our technology also helps our service-minded team in building trust and rapport with our members by facilitating proactive digital health outreach as well as responsive on-demand virtual and in-office care. Our digital health services and our well-appointed offices, which tend to be located in highly convenient locations, are staffed by a team of clinicians who are not paid on a fee-for-service basis, and therefore free of misaligned compensation incentives prevalent in health care. Additionally, we have developed clinically and digitally integrated partnerships with health networks, better coordinating more timely access to specialty care when needed by members. Together, this approach allows us to engage in value-based care across all age groups, including through At-Risk arrangements with CMS and other Medicare payers, in which One Medical is responsible for managing a range of healthcare services and associated costs of our members.
Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. As of September 30, 2021, we have grown to approximately 715,000 total members including 683,000 Consumer and Enterprise members and 32,000 At-Risk members, 177 medical offices in 23 markets, and have greater than 8,000 enterprise clients across the United States.
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
•COVID-19 vaccinations in select geographies;
•Healthy Together, our COVID-19 screening and testing program for employers, schools and universities;
•Mindset by One Medical, our behavioral health service integrated within primary care;
•One Medical Now, an expansion of our 24/7 on-demand digital health solutions to employees of enterprise clients located in geographies where we are not yet physically present; and,
•Remote Visits, where our providers perform typical primary care visits with our members remotely
We believe some of the precautionary measures and challenges resulting from the COVID-19 pandemic may continue or be reinstated for the duration of the pandemic, which is uncertain despite the continued progress of vaccination efforts and due to emerging variant strains of the virus, and may present additional challenges to our business, financial condition and results of operations while the pandemic continues. As a result, we cannot assure you that our recent increase in membership, aggregate reimbursement and revenue are indicative of future results or will be sustained, including following the COVID-19 pandemic, or that we will not experience additional impacts associated with COVID-19, which could be significant. We expect these and other trends to continue to be subject to volatility. Additionally, it is unclear what the impact of the COVID-19 pandemic will be on future utilization, medical expense patterns, and the associated impact on our business.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, we received an income grant of $1.8 million from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”), which we recognized as Grant income during the nine months ended September 30, 2021. We did not receive any income grant from the HHS for the three months ended September 30, 2021. Please see Note 5 “Revenue Recognition”, to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of September 30, 2021, we had cash, cash equivalents and short-term marketable securities of $590.0 million and $316.3 million principal amount of debt outstanding.

Acquisition of Iora
On September 1, 2021, we acquired all outstanding shares of Iora Health, Inc. ("Iora"), a human-centered, value-based primary care group with built-for-purpose technology focused on serving the Medicare population, for an aggregate purchase consideration of approximately $1.4 billion. Iora developed an innovative, technology-enabled, and relationship-based health care delivery model designed to provide value-based primary care and aims to deliver superior health outcomes and lower overall health care costs primarily for the Medicare population. During the three and nine months ended September 30, 2021, we incurred approximately $26.5 million and $37.7 million, respectively, in expenses related to this transaction. Our results of operations include the activity of Iora beginning from the close of our acquisition on September 1, 2021. See Note 7 to our condensed consolidated financial statements for additional information.
Our Business Model
Our business is driven by growth in Consumer and Enterprise members, and At-Risk members (see also "Key Metrics and Non-GAAP Financial Measures"). We have developed a modernized membership model based on direct consumer enrollment and third-party sponsorship. Our membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered by most health care payers. Consumer and Enterprise members join either individually as consumers by paying an annual membership fee or are sponsored by a third party. At-Risk members are members for whom we are responsible for managing a range of healthcare services and associated costs. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging. Our in-office care is delivered in our medical offices, and as of September 30, 2021, we had 177 medical offices, including some on-site medical offices at certain enterprise clients which remain closed as a result of the current COVID-19 pandemic, compared to 103 medical offices as of September 30, 2020.
We derive net revenue, consisting of Medicare revenue and commercial revenue, from multiple stakeholders, including consumers, employers and health networks such as health systems, health plans, private and government payers.
Medicare Revenue
Medicare revenue consists of (i) Capitated Medicare Revenue and (ii) fee-for-service and other Medicare revenue that is not generated from Consumer and Enterprise members.
We generate Capitated Medicare Revenue from At-Risk arrangements with CMS and other Medicare payers. Under these At-Risk arrangements, we generally receive capitated payments, consisting of each eligible member’s risk adjusted health care premium per month ("PMPM"), for managing a range of healthcare services and associated costs for such members. The risk adjusted health care premium per member per month is determined by payers and based on a variety of patients' factors such as age and demographic benchmarks, and further adjusted to reflect the underlying complexity of a member’s health conditions. These fees give us revenue economics that are contractually recurring in nature for a majority of our Medicare revenue. Capitated Medicare Revenue represents 98% of Medicare revenue and 20% of total net revenue, respectively, for the three months ended September 30, 2021.
We generate fee-for-service and other Medicare revenue from fee-for-service visits for Other Patients not covered under At-Risk arrangements and from certain payers for clinical start-up, administration, or on-going coordination of care activities associated with providing care to At-Risk members and other Medicare patients.
Commercial Revenue
Commercial revenue consists of (i) partnership revenue (ii) net fee-for-service revenue and (iii) membership revenue.
We generate our partnership revenue from (i) our health network partners with whom we have clinically integrated, on a PMPM basis, (ii) largely fixed price or fixed price per employee contracts with enterprise clients for medical services and (iii) COVID-19 on-site testing services for enterprise clients, schools and universities where we typically bill such customers a fixed price per service performed. For our health network arrangements that provide for PMPM payments, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. In those circumstances, we earn and receive PMPM payments from the health network partners in lieu of per visit fees for services from member office visits.

Our net fee-for-service revenue primarily consists of reimbursements received from our members' or other patients' health insurance plans or those with billing rates based on our agreements with our health network partners for healthcare services delivered to Consumer and Enterprise members on a fee-for-service basis.
We generate our membership revenue through the annual membership fees charged to either consumer members or enterprise clients, as well as fees paid for our One Medical Now service offering. As of September 30, 2021, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.
Our membership fee revenue and partnership revenue are contractual and, with the exception of our COVID-19 on-site testing services, generally recurring in nature. Membership revenue and partnership revenue as a percentage of commercial revenue was 63% and 60% for each of the three months ended September 30, 2021 and 2020, respectively. Membership revenue and partnership revenue as a percentage of total net revenue was 50% and 60% for the three months ended September 30, 2021 and 2020, respectively.
Key Factors Affecting Our Performance
•Acquisition of Net New Members and Enterprise Clients. Our ability to increase our membership will enable us to drive financial growth as members drive our commercial revenue and Medicare revenue. We believe that we have significant opportunities to increase members in our existing geographies through (i) new sales to consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients, (iii) expansion of the number of At-Risk members including Medicare Advantage participants or CMS-aligned Medicare patients, including through the Center for Medicare and Medicaid Innovation, or CMMI, Direct Contracting Program, (iv) expansion of Medicare Advantage payers, with whom we contract and (v) adding other potential services.
•Components of Revenue. Our ability to maintain or improve pricing levels for our memberships and the pricing under our contracts with health networks will also impact our total revenue. As of September 30, 2021, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month. In geographies where our health network partners pay us on a PMPM basis, to the extent that the PMPM rate changes, our partnership revenue will change. Similarly, if the largely fixed price or number of employees covered by fixed price per employee arrangements change or the number of COVID-19 on-site tests or vaccinations changes, our partnership revenue will also change. Our net fee-for-service revenue is dependent on (i) our billing rates and third-party payer contracted rates through agreements with health networks, (ii) the mix of members who are commercially insured and (iii) the nature of visits. Our net fee-for-service revenue may also change based on the services we provide to commercially insured Other Patients as defined in "Key Metrics and Non-GAAP Financial Measures" below. Our Medicare revenue is dependent on (i) the percentage of members in at-risk contracts, (ii) our contracted percentage of premium, (iii) our ability to accurately document the acuity of our At-Risk members, and (iv) the services we provide to Other Patients who are Medicare participants. In the future, we may add additional services for which we may charge in a variety of ways. To the extent the net amounts we charge our members, patients, partners, payers and clients change, our net revenue will also change.
•Medical Claims Expense. The nature of our contracting with CMS and other Medicare payers requires us to be financially responsible for a range of healthcare services of our At-Risk members. Our care model focuses on leveraging the primary care setting as a means of reducing unnecessary or avoidable downstream health care costs and balancing the cost of care with the impact of our service on medical claims expense. We are liable for potentially large medical claims should we not effectively manage our At-Risk members’ health. We call the ratio between medical claims expense divided by Capitated Medicare Revenue the "Medical Claims Expense Ratio". As we sign up new At-Risk members, our Medical Claims Expense Ratio is likely to increase initially due to a potential increase in medical claims expense from a lag in improvement in health outcomes with member tenure. Similarly, there may be a lag in adequately documenting the health status of our members, resulting in different Capitated Medicare Revenue compared to what is indicated by the health status of an At-Risk member. We believe that the Medical Claims Expense Ratio for a given set of At-Risk members can improve over time as we help improve their health outcomes relative to their underlying health conditions.
•Cost of Care, Exclusive of Depreciation and Amortization. Cost of care primarily includes our provider and support employee-related costs for both virtual and in-office care, occupancy costs, medical supplies, insurance and other operating costs. Providers include doctors of medicine, doctors of osteopathy, nurse practitioners and physician assistants, and behavioral health specialists. Support employees include registered nurses, phlebotomists, health coaches, and administrative assistants assisting our members with all non-medical related services. Virtual care includes video visits and other synchronous and asynchronous communication via our app and website. A large portion of these costs are relatively fixed regardless of member utilization of our services. Our care model focuses on leveraging the primary care setting as a means of reducing unnecessary or avoidable downstream health care costs and balancing the cost of care with the impact of increased service levels on medical claims expense. An increase in cost of care may help us in reducing downstream health care costs for our members. For Consumer and Enterprise members, this reduction in downstream health care costs typically accrues to the benefit of our enterprise clients or our members' health insurance plans through lower claims costs, or our members through lower deductibles, making our membership more competitive. For our At-Risk members, reductions in downstream health care costs typically accrue directly to us, to our health network partners such as CMS and other Medicare payers, or to our At-Risk members, making our membership more competitive. As a result, we seek to balance the cost of care based on a variety of considerations. For example, cost of care as a percentage of net revenue may decrease if our net revenue increases. Similarly, our cost of care as a percentage of net revenue may increase if we decide to increase our investments in our providers or support employees to try to reduce our medical claims expense. As we open new offices, and expand into new geographies, we expect cost of care to increase. Our cost of care, exclusive of depreciation and amortization, also excludes stock-based compensation.
•Care Margin. Care Margin is driven by net revenue, medical claims expense, and cost of care. We believe we can (i) improve revenue over time by signing up more members and increasing the revenue per member, (ii) reduce medical claims expense as a percentage of Medicare revenue over time from primary care engagement and population health management, improving member health and satisfaction, while reducing the need for avoidable and costly care, and (iii) reduce cost of care as a percentage of revenue by better leveraging our fixed cost base and technology.
•Investments in Growth. We expect to continue to focus on long-term growth through investments in sales and marketing, technology research and development, and existing and new medical offices. We are working to enhance our digital health and technology offering and increase the potential breadth of our modernized platform solution. In particular, we plan to launch new offices and enter new geographies. As we expand to new geographies, we expect to make significant upfront investments in sales and marketing to establish brand awareness and acquire new members. Additionally, we intend to continue to invest in new offices in new and existing geographies. As we invest in new geographies, in the short term, we expect these activities to increase our operating expenses and cost of care; however, in the long term we anticipate that these investments will positively impact our results of operations.
•Seasonality. Seasonality affects our business in a variety of ways. In the near term, we expect these typical seasonal trends to fluctuate due to the COVID-19 pandemic.
Medicare Revenue: We recognize Capitated Medicare Revenue from At-Risk members ratably over their period of enrollment. We typically experience the largest portion of our At-Risk member growth in the first quarter, as the Medicare Advantage enrollment from the prior Medicare Annual Enrollment Period (“AEP”) becomes effective January 1. Throughout the remainder of year, we can continue to enroll new At-Risk members predominantly through (i) our participation in CMS' Direct Contracting Program, (ii) new Medicare Advantage enrollees joining us outside AEP, and (iii) through expanding the Medicare Advantage plans we are participating in. Our fee-for-service Medicare revenue is typically highest during the first and fourth quarter of each year, when we generally experience the highest levels of reimbursable visits.
Commercial Revenue: Our partnership and membership revenue are predominantly driven by the number of Consumer and Enterprise members, and recognized ratably over the period of each contract. While Consumer and Enterprise members have the opportunity to buy memberships throughout the year, we typically experience the largest portion of our Consumer and Enterprise member growth in the first and fourth quarter of each year, when enterprise customers tend to make and implement decisions on their employee benefits. Our net fee-for-service revenue is typically highest during the first and fourth quarter of each year, when we generally experience the highest levels of reimbursable visits.
Medical Claims Expense: Medical claims expense is driven by our At-Risk members and varies seasonally depending on a number of factors, including the weather and the number of business days in a quarter. Typically, we experience higher utilization levels during the first and fourth quarter of the year.
Key Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including members, Medical Claims Expense Ratio, Care Margin and Adjusted EBITDA, to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. These key metrics are presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. Care Margin and Adjusted EBITDA are not financial measures of, nor do they imply, profitability. We have not yet achieved profitability and, even in periods when our net revenue exceeds our cost of care, exclusive of depreciation and amortization, we may not be able to achieve or maintain profitability. The relationship of operating loss to cost of care, exclusive of depreciation and amortization is also not necessarily indicative of future performance.
Other companies may not publish similar metrics, or may present similarly titled key metrics that are calculated differently. As a result, similarly titled measures presented by other companies may not be directly comparable to ours and these key metrics should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, such as net loss. We provide investors and other users of our financial information with a reconciliation of Care Margin and Adjusted EBITDA to their most closely comparable GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Care Margin and Adjusted EBITDA in conjunction with loss from operations and net loss, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands except for members)		(in thousands except for members)
Members (as of the end of the period)
Consumer and Enterprise	683,000	511,000	683,000	511,000
At-Risk	32,000	—	32,000	—
Total	715,000	511,000	715,000	511,000
Net revenue	$151,333	$101,667	$393,101	$258,423
Medical Claims Expense Ratio	87%	N/A	87%	N/A
Care Margin	$46,805	$42,886	$150,559	$94,643
Adjusted EBITDA	$(6,074)	$3,548	$5,704	$(25,117)
Members
Members include both Consumer and Enterprise members as well as At-Risk members as defined below. Our number of members depends, in part, on our ability to successfully market our services directly to consumers including Medicare-eligible as well as non-Medicare eligible individuals, to Medicare Advantage health plans and Medicare Advantage enrollees, to employers that are not yet enterprise clients, and our activation rate within existing enterprise clients. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. While growth in the number of members is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future member growth. Member numbers as of the end of each period are rounded to the thousands.
Consumer and Enterprise Members

A Consumer and Enterprise member is a person who has registered with us and has paid for membership for a period of at least one year or whose membership has been sponsored by an enterprise or other third party under an agreement having a term of at least one year. Consumer and Enterprise members do not include trial memberships, our virtual only One Medical Now users, or any temporary users. Our number of Consumer and Enterprise members depends, in part, on our ability to successfully market our services directly to consumers and to employers that are not yet enterprise clients and our activation rate within existing clients. Consumer and Enterprise members may include individuals who are: (i) Medicare-eligible and (ii) have paid for a membership or whose membership has been sponsored by an enterprise or other third party. Consumer and Enterprise members do not include any At-Risk members as defined below. Consumer and Enterprise members help drive commercial revenue. As of September 30, 2021, we had 683,000 Consumer and Enterprise members.
At-Risk Members
An At-Risk member is a person for whom we are responsible for managing a range of healthcare services and associated costs. At-Risk members help drive Medicare revenue. As of September 30, 2021, we had 32,000 At-Risk members.
Members (in thousands)*

323
346
364
379
397
422
455
475
511
549
598
621
715
32
683
Q3 2018
Q4 2018
Q1 2019
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Consumer and Enterprise Members
At-Risk Members

*Number of members is shown as of the end of each period.
Other Patients
An “Other Patient” is a person who is neither a Consumer and Enterprise member nor an At-Risk member, and who has received digital or in-person care from us over the last twelve months. As of July 31, 2021, we had 20,000 Other Patients.
Medical Claims Expense Ratio
We define Medical Claims Expense Ratio as medical claims expense divided by Capitated Medicare Revenue. The nature of our contracting with CMS and other Medicare payers requires us to be financially responsible for a range of healthcare services of our At-Risk members. Our care model focuses on leveraging the primary care setting as a means of reducing unnecessary or avoidable downstream health care costs and balancing our cost of care with the impact of our service levels on medical claims expense. We are liable for potentially large medical claims should we not effectively manage our At-Risk members’ health. We therefore consider the Medical Claims Expense Ratio to be an important measure to monitor our performance. As we sign up new At-Risk members or open new offices to serve these members, our Medical Claims Expense Ratio is likely to increase initially due to a potential increase in medical claims expense from a lag in improvement in health outcomes with member tenure. Similarly, there may be a lag in adequately documenting the health status of our members, resulting in different Capitated Medicare Revenue compared to what is indicated by the health status of an At-Risk member.

We believe that the Medical Claims Expense Ratio for a given set of At-Risk members can improve over time as we help improve their health outcomes relative to their underlying health conditions.
The following table provides a calculation of the Medical Claims Expense Ratio for the three and nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Medical claims expense	$26,085	$—	$26,085	$—
Capitated Medicare Revenue	$29,872	$—	$29,872	$—
Medical Claims Expense Ratio	87%	N/A	87%	N/A
Care Margin
We define Care Margin as income or loss from operations excluding depreciation and amortization, general and administrative expense and sales and marketing expense. We consider Care Margin to be an important measure to monitor our performance, specific to the direct costs of delivering care. We believe this margin is useful to both us and investors to measure whether we are effectively pricing our services and managing the health care and associated costs, including medical claims expense and cost of care, of our At-Risk members successfully.
The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Care Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Loss from operations	$(72,690)	$(10,822)	$(147,635)	$(68,563)
Sales and marketing*	14,380	7,914	37,639	28,847
General and administrative*	93,070	40,059	234,611	118,236
Depreciation and amortization	12,045	5,735	25,944	16,123
Care Margin	$46,805	$42,886	$150,559	$94,643
Care Margin as a percentage of net revenue	31%	42%	38%	37%

* Includes stock-based compensation
Adjusted EBITDA

We define Adjusted EBITDA as net income or loss excluding interest income, interest and other expense, depreciation and amortization, stock-based compensation, change in the fair value of our redeemable convertible preferred stock warrant liability, provision for (benefit from) income taxes, certain legal or advisory costs, and acquisition and integration costs that the Company does not consider to be expenses incurred in the normal operation of the business. Such legal or advisory costs may include but are not limited to expenses with respect to evaluating potential business combinations, legal investigations, or settlements. Acquisition and integration costs include expenses incurred in connection with the closing and integration of acquisitions, which may vary significantly and are unique to each acquisition. We have prospectively excluded from our presentation certain legal or advisory costs from the first quarter of 2021 and acquisition and integration costs from the second quarter of 2021, because amounts incurred in the prior periods were insignificant relative to our consolidated operations. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure to both management and investors because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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
The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA, calculated as set forth above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(78,603)	$(16,415)	$(159,208)	$(81,273)
Interest income	(535)	(235)	(719)	(1,635)
Interest and other expense	4,464	5,647	10,149	7,676
Depreciation and amortization	12,045	5,735	25,944	16,123
Stock-based compensation	28,534	8,635	81,194	27,323
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	—	6,560
Provision for (benefit from) income taxes	1,984	181	2,143	109
Legal or advisory costs (1) (2)	521	—	16,088	—
Acquisition and integration costs	25,516	—	30,113	—
Adjusted EBITDA	$(6,074)	$3,548	$5,704	$(25,117)

(1)	Approximately $5.6 million of the legal or advisory costs relate to a legal settlement during the nine months ended September 30, 2021. See Note 13 "Commitments and Contingencies".
(2)
Amount excludes approximately $1.2 million of legal or advisory costs incurred during the three months ended September 30, 2020. We began excluding certain legal or advisory costs from Adjusted EBITDA starting from the first quarter of 2021.

Components of Our Results of Operations
Net Revenue
We generate net revenue through Medicare revenue and commercial revenue. We generate Medicare revenue from Capitated Medicare Revenue and fee-for-service and other Medicare revenue. We generate commercial revenue from partnership revenue, net fee-for-service revenue, and membership revenue.
Capitated Medicare Revenue. We generate Capitated Medicare Revenue from At-Risk arrangements with payers including CMS and other Medicare payers. Under these At-Risk arrangements, we receive capitated payments, consisting of each eligible member’s risk adjusted health care premium per month ("PMPM"), for managing a range of healthcare services and associated costs for such members. The risk adjusted health care premium per month is determined by payers and based on a variety of a patient's factors such as age and demographic benchmarks, and further adjusted to reflect the underlying complexity of a member’s health conditions. Capitated Medicare Revenue is recognized in the month in which eligible members are entitled to receive healthcare benefits during the contract term.
Fee-for-Service and Other Medicare Revenue. We generate fee-for-service and other Medicare revenue from fee-for-service visits for Other Patients not covered under At-Risk arrangements and from certain payers for clinical start-up, administration, on-going coordination of care activities associated with providing care to At-Risk members and other Medicare patients.

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
Net fee-for-service revenue. We generate net fee-for-service revenue from providing primary care services to patients in our offices when we bill the member or their insurance plan on a fee-for-service basis as medical services are rendered. While substantially all of our patients are members, we occasionally also provide care to non-members.
Membership Revenue. We generate membership revenue from the annual membership fees charged to either consumer members or enterprise clients, who purchase access to memberships for their employees and dependents. Membership revenue also includes fees we receive from enterprise clients for trial memberships or for access to our One Medical Now service offering. Membership revenue is recognized ratably over the contract period with the individual member or enterprise client.
Grant Income. Under the CARES Act, we were eligible for and received grant income from the Provider Relief Fund administered by HHS during the nine months ended September 30, 2021. The purpose of the payment is to reimburse us for healthcare-related expenses or lost revenues attributable to the COVID-19 pandemic.
The following table summarizes our net revenue by primary source as a percentage of net revenue. Amounts may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue:
Capitated Medicare revenue	20%	—%	8%	—%
Fee-for-service and other Medicare revenue	—%	—%	—%	—%
Total Medicare revenue	20%	—%	8%	—%
Partnership revenue	36%	43%	42%	42%
Net fee-for-service revenue	30%	40%	34%	38%
Membership revenue	14%	17%	16%	19%
Grant income	—%	—%	—%	1%
Total commercial revenue	80%	100%	92%	100%
Total net revenue	100%	100%	100%	100%
Operating Expenses
Medical Claims Expense
Medical claims expenses primarily consist of certain third-party medical expenses paid by payers contractually on behalf of us, including costs for inpatient and outpatient services, certain pharmacy benefits and physician services but excludes cost of care, exclusive of depreciation and amortization.
Cost of Care, Exclusive of Depreciation and Amortization
Cost of care primarily includes provider and support employee-related costs for both virtual and in-office care, occupancy costs, medical supplies, insurance and other operating costs. Providers include doctors of medicine, doctors of osteopathy, nurse practitioners and physician assistants. Support employees include phlebotomists and administrative assistants assisting our members with all non-medical related services. Virtual care includes video visits and other synchronous and asynchronous communication via our app and website. A large portion of these costs are relatively fixed regardless of member utilization of our services. Our care model focuses on leveraging the primary care setting as a means of reducing unnecessary or avoidable downstream health care costs and balancing the cost of care with the impact of increased service levels on medical claims expense. An increase in cost of care may help us in reducing downstream health care costs for our members. For Consumer and Enterprise members, this reduction in downstream health care costs typically accrues to the benefit of our enterprise clients or our members' health insurance plans through lower claims costs, or our members through lower deductibles, making our membership more competitive. For our At-Risk members, reductions in downstream health care costs typically accrue directly to us, or to our health network partners such as CMS and other Medicare payers or At-Risk members, making our membership more competitive. As a result, we seek to balance the cost of care based on a variety of considerations. For example, cost of care as percentage of net revenue may decrease if our net revenue increases. Similarly, our cost of care as percentage of net revenue may increase if we decide to increase our investments in our providers or support employees to try to reduce our medical claims expense. As we open new offices, and expand into new geographies, we expect cost of care to increase. Our cost of care, exclusive of depreciation and amortization, also excludes stock-based compensation.
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
Interest and Other Expense
Interest and other expense consists of interest costs associated with our notes payable issued pursuant to the loan and security agreement with an institutional lender (the “LSA”) and our convertible senior notes (the “2025 Notes”). On September 1, 2020, the term loans pursuant to the LSA matured and the remaining outstanding principal was repaid, plus accrued and unpaid interests. Interest and other expense also consists of remeasurement adjustment related to our indemnification asset. Upon the close of the Iora acquisition, as part of the Merger Agreement, certain shares of our common stock were placed into a third-party escrow account to satisfy any then pending and unsatisfied or unresolved claim for indemnification for any indemnifiable loss incurred by us pursuant to the indemnity provisions of the Merger Agreement. The indemnification asset is subject to remeasurement at each reporting date until the shares are released from escrow, with the remeasurement adjustment reported as interest and other expense in our condensed consolidated statement of operations.

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
The condensed consolidated statement of operations for the nine months ended September 30, 2020 include the operations of the joint venture. The condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 and the condensed consolidated statement of operations for the three and nine months ended September 30, 2021 do not include the operations of the joint venture.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net revenue
Medicare revenue	$30,462	20%	$—	—%	$30,462	8%	$—	—%
Commercial revenue	120,871	80%	101,667	100%	362,639	92%	258,423	100%
Total net revenue	151,333	100%	101,667	100%	393,101	100%	258,423	100%
Operating expenses:
Medical claims expense	26,085	17%	—	—%	26,085	7%	—	—%
Cost of care, exclusive of depreciation and amortization shown separately below	78,443	52%	58,781	58%	216,457	55%	163,780	63%
Sales and marketing (1)	14,380	10%	7,914	8%	37,639	10%	28,847	11%
General and administrative (1)	93,070	62%	40,059	39%	234,611	60%	118,236	46%
Depreciation and amortization	12,045	8%	5,735	6%	25,944	7%	16,123	6%
Total operating expenses	224,023	148%	112,489	111%	540,736	138%	326,986	127%
Loss from operations	(72,690)	(48)%	(10,822)	(11)%	(147,635)	(38)%	(68,563)	(27)%
Other income (expense), net:
Interest income	535	—%	235	—%	719	—%	1,635	1%
Interest and other expense	(4,464)	(3)%	(5,647)	(6)%	(10,149)	(3)%	(7,676)	(3)%
Change in fair value of redeemable convertible preferred stock warrant liability	—	—%	—	—%	—	—%	(6,560)	(3)%
Total other expense, net	(3,929)	(3)%	(5,412)	(5)%	(9,430)	(2)%	(12,601)	(5)%
Loss before income taxes	(76,619)	(51)%	(16,234)	(16)%	(157,065)	(40)%	(81,164)	(31)%
Provision for (benefit from) income taxes	1,984	1%	181	—%	2,143	1%	109	—%
Net loss	(78,603)	(52)%	(16,415)	(16)%	(159,208)	(41)%	(81,273)	(31)%
Less: Net loss attributable to noncontrolling interest	—	—%	—	—%	—	—%	(704)	—%
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(78,603)	(52)%	$(16,415)	(16)%	$(159,208)	(41)%	$(80,569)	(31)%

(1) Includes stock-based compensation, as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)				(dollar amounts in thousands)
Sales and marketing	$884	1%	$575	1%	$2,871	1%	$1,843	1%
General and administrative	27,650	18%	8,060	8%	78,323	20%	25,480	10%
Total	$28,534	19%	$8,635	8%	$81,194	21%	$27,323	11%
Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net revenue:
Capitated Medicare revenue	$29,872	$—	$29,872	nm	$29,872	$—	$29,872	nm
Fee-for-service and other Medicare revenue	590	—	590	nm	590	—	590	nm
Total Medicare revenue	30,462	—	30,462	nm	30,462	—	30,462	nm
Partnership revenue	54,547	43,917	10,630	24%	165,604	107,365	58,239	54%
Net fee-for-service revenue	44,835	40,244	4,591	11%	132,713	98,257	34,456	35%
Membership revenue	21,489	17,326	4,163	24%	62,559	50,221	12,338	25%
Grant income	—	180	(180)	(100)%	1,763	2,580	(817)	(32)%
Total commercial revenue	120,871	101,667	19,204	19%	362,639	258,423	104,216	40%
Total net revenue	$151,333	$101,667	$49,666	49%	$393,101	$258,423	$134,678	52%
nm – not meaningful

Medicare revenue increased $30.5 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increases were due to revenue contribution from our acquisition of Iora on September 1, 2021.
Commercial revenue increased $19.2 million, or 19%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase in Consumer and Enterprise members by 172,000, or 34%, from 511,000 as of September 30, 2020 to 683,000 as of September 30, 2021, partially offset by a decrease in billable visits in certain markets. Commercial revenue increased $104.2 million, or 40%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase in Consumer and Enterprise members by 172,000, or 34%, from 511,000 as of September 30, 2020 to 683,000 as of September 30, 2021. In addition, net commercial revenue per Consumer and Enterprise member increased by 5%, primarily attributable to an increase in partnership revenue per Consumer and Enterprise member driven by new and expanded partnerships with health networks and COVID-19 on-site testing services performed during the nine months ended September 30, 2021.
Partnership revenue increased $10.6 million, or 24%, for the three months ended September 30, 2021 compared to the same period in 2020. Partnership revenue increased $58.2 million, or 54%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increases were primarily a result of the new and expanded partnerships with health networks and increased members, in addition to an increase in the COVID-19 on-site testing services for employers, schools and universities during the three and nine months ended September 30, 2021.
Net fee-for-service revenue increased $4.6 million, or 11%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a higher average reimbursement rate per visit and increased members, partially offset by a decrease in billable visits in certain markets as a result of a decrease in COVID-19 testing visits for the three months ended September 30, 2021.

Net fee-for-service revenue increased $34.5 million, or 35%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase in aggregate billable services for the nine months ended September 30, 2021.
Membership revenue increased $4.2 million, or 24%, for the three months ended September 30, 2021 compared to the same period in 2020. Membership revenue increased $12.3 million, or 25%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increases were primarily due to an increase in members of 204,000, or 40%, from 511,000 as of September 30, 2020 to 715,000 as of September 30, 2021. The increases were partially offset by a lower membership revenue per member as the growth of our enterprise membership, with lower average membership revenue per member, continued to outpace the growth of our consumer members.
Operating Expenses
Medical claims expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Medical claims expense	$26,085	$—	$26,085	nm	$26,085	$—	$26,085	nm
Medical claims expense increased $26.1 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increases were due to medical claims expenses from our acquisition of Iora on September 1, 2021.
Cost of Care, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$78,443	$58,781	$19,662	33%	$216,457	$163,780	$52,677	32%
The $19.7 million, or 33%, increase in cost of care, exclusive of depreciation and amortization, for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to increases in provider employee and support employee-related expenses of $11.3 million, occupancy costs of $4.2 million, and medical supply costs of $2.1 million primarily related to COVID-19 testing. In addition to growth in our existing offices, we added 74 offices since September 30, 2020, bringing our total number of offices to 177 as of September 30, 2021. In addition, the three months ended September 30, 2021, included cost of care from our acquired Iora business from September 1, 2021, through the end of the period.
The $52.7 million, or 32%, increase in cost of care, exclusive of depreciation and amortization, for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to increases in provider employee and support employee-related expenses of $27.3 million, occupancy costs of $8.2 million, COVID-19 testing site and related security expenses of $7.5 million, and medical supply costs of $7.2 million. In addition to growth in our existing offices, we added 74 offices since September 30, 2020, bringing our total number of offices to 177 as of September 30, 2021. In addition, the nine months ended September 30, 2021, included cost of care from our acquired Iora business from September 1, 2021, through the end of the period.
Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 58% for the three months ended September 30, 2020 to 52% for the three months ended September 30, 2021. Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 63% for the nine months ended September 30, 2020 to 55% for the nine months ended September 30, 2021. The decreases were due to the impact of the Iora acquisition on September 1, 2021.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Sales and marketing	$14,380	$7,914	$6,466	82%	$37,639	$28,847	$8,792	30%
Sales and marketing expenses increased $6.5 million, or 82%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $4.8 million increase in advertising expenses and a $1.4 million increase in employee-related expenses. In addition, the three months ended September 30, 2021, included sales and marketing expenses from our acquired Iora business from September 1, 2021, through the end of the period.
Sales and marketing expenses increased $8.8 million, or 30%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to a $4.5 million increase in advertising expenses and a $4.3 million increase in employee-related expenses. In addition, the nine months ended September 30, 2021, included sales and marketing expenses from our acquired Iora business from September 1, 2021, through the end of the period.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
General and administrative	$93,070	$40,059	$53,011	132%	$234,611	$118,236	$116,375	98%
The $53.0 million, or 132%, increase in general and administrative expenses for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to higher employee-related expenses of $23.8 million, as we expanded our team to support our growth. In addition, legal and professional services expenses increased by approximately $25.6 million, due to expenses incurred in connection with the Iora acquisition during three months ended September 30, 2021. See Note 7 "Business Combinations". In addition, the three months ended September 30, 2021, included general and administrative expenses from our acquired Iora business from September 1, 2021, through the end of the period.
The $116.4 million, or 98%, increase in general and administrative expenses for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to higher employee-related expenses of $63.6 million, as we expanded our team to support our growth. In addition, legal and professional services expenses increased by $46.8 million, $5.6 million of which relates to expenses incurred in connection with the legal settlement during nine months ended September 30, 2021. See Note 13 "Commitments and Contingencies". The remainder of the increase in legal and professional services expenses primarily relates to expenses incurred in the Iora acquisition. In addition, the nine months ended September 30, 2021, included general and administrative expenses from our acquired Iora business from September 1, 2021, through the end of the period.
Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Depreciation and amortization	$12,045	$5,735	$6,310	110%	$25,944	$16,123	$9,821	61%
Depreciation and amortization expenses increased $6.3 million, or 110%, for the three months ended September 30, 2021 compared to the same period in 2020. Depreciation and amortization expenses increased $9.8 million, or 61%, for the nine months ended September 30, 2021 compared to the same period in 2020. This was primarily due to depreciation and amortization expenses recognized related to new medical offices, capitalization of software development, upgraded office software, and the Iora acquisition during the three and nine months ended September 30, 2021.

Other Income (Expense)
Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Interest income	$535	$235	$300	128%	$719	$1,635	$(916)	(56)%
Interest income increased $0.3 million, or 128%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to interest income earned from the notes receivable from Iora prior to the Acquisition Date.
Interest income decreased $0.9 million, or 56%, for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease was due to lower interest rates and investment yields, as well as higher amortization of premiums from securities.
Interest and Other Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Interest and other expense	$(4,464)	$(5,647)	$1,183	(21)%	$(10,149)	$(7,676)	$(2,473)	32%
nm – not meaningful
Interest and other expense decreased $1.2 million for the three months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily due to the elimination of debt discount amortization on our 2025 Notes issued in the second quarter of 2020 as a result of the adoption of ASU 2020-06 on January 1, 2021. The decrease was partially offset by an unrealized loss recorded for the indemnification asset recognized as a result of the Iora acquisition, as well as higher interest expense on the 2025 Notes.
Interest and other expense increased $2.5 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to payment of cash interest, amortization of the issuance costs on our 2025 Notes, and an unrealized loss recorded for the indemnification asset recognized as a result of the Iora acquisition, partially offset by the elimination of debt discount amortization on our 2025 Notes issued in the second quarter of 2020 as a result of the adoption of ASU 2020-06 on January 1, 2021.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Change in fair value of redeemable convertible preferred stock warrant liability	$—	$—	$—	nm	$—	$(6,560)	$6,560	nm
nm – not meaningful
The $6.6 million decrease in change in fair value of the redeemable convertible preferred stock warrant liability for the nine months ended September 30, 2021 compared to the same period in 2020 was due to the change in fair value of the underlying redeemable convertible preferred stock warrant. Upon the closing of our initial public offering in the first quarter of 2020, the warrants to purchase shares of redeemable convertible preferred stock were automatically converted to warrants to purchase shares of common stock, at which time we adjusted the redeemable convertible preferred stock warrant liability to fair value prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of the initial public offering in the first quarter of 2020, the warrants are no longer subject to fair value accounting.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Provision for (benefit from) income taxes	$1,984	$181	$1,803	nm	$2,143	$109	$2,034	nm
nm – not meaningful
The $1.8 million increase in provision for (benefit from) income taxes for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to establishing valuation allowance due to updated internal transfer pricing. The $2.0 million increase in provision for (benefit from) income taxes for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to establishing valuation allowance due to updated internal transfer pricing, impact of amortization on book basis identified intangibles and state tax law changes.
Net Loss Attributable to Noncontrolling Interest

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net loss attributable to noncontrolling interest	$—	$—	$—	nm	$—	$(704)	$704	nm
nm – not meaningful
The $0.7 million decrease in net loss attributable to noncontrolling interest for the nine months ended September 30, 2021 compared to the same period in 2020 was due to the deconsolidation of the joint venture as of April 1, 2020.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily with the issuance of the 2025 Notes, our initial public offering, the sale of redeemable convertible preferred stock, and to a lesser extent, the issuance of term notes under credit facilities. As of September 30, 2021, we had cash, cash equivalents and short-term marketable securities of $590.0 million, compared to $683.0 million as of December 31, 2020. We believe that our existing cash and cash equivalents and short-term marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.
On September 1, 2021, we completed the acquisition of Iora, a human-centered, value-based primary care group with built-for-purpose technology focused on serving the Medicare population, for an aggregate purchase consideration of $1.4 billion, which was paid in part through the issuance of shares of our common stock with a fair value of $1.3 billion, in part by cash of $62.9 million, and in part by stock options of Iora assumed by 1Life towards pre-combination services of $48.6 million. During the three and nine months ended September 30, 2021, we incurred costs related to this acquisition of $26.5 million and $37.7 million, respectively.
We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our pace of new member growth and expanded enterprise client and health network relationships, our pace and timing of expansion of new medical offices, the timing and extent of spend to support the expansion of sales, marketing and development activities, acquisitions and related costs, and the impact of the COVID-19 pandemic. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. See "Part II

—Item 1A—Risk Factors — In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.”
In addition, given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact of the pandemic on our business, results of operations, financial condition or liquidity.
Indebtedness
In May 2020, we issued $275.0 million aggregate principal amount of 3.0% convertible senior notes due June 2025 in a private offering and in June 2020, an additional $41.2 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option by the initial purchasers. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 3.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. As of September 30, 2021, the principal amount of debt outstanding from the 2025 Notes was $316.3 million.
Summary Statement of Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(15,332)	$(5,987)
Net cash provided by (used in) investing activities	351,831	(453,200)
Net cash provided by financing activities	22,392	593,357
Net increase in cash, cash equivalents and restricted cash	$358,891	$134,170
Cash Flows from Operating Activities
For the nine months ended September 30, 2021, our net cash used in operating activities was $15.3 million, resulting from our net loss of $159.2 million, mostly offset by non-cash charges of $127.0 million and cash provided by working capital of $16.8 million. Cash provided by our working capital consisted primarily of a $31.7 million increase in accounts payable and accrued expenses, a $21.8 million increase in other liabilities, a $6.3 million increase in deferred revenue, a $1.3 million decrease in other assets and a $0.4 million decrease in inventory, partially offset by an increase of $19.8 million in prepaid expenses and other current assets, a decrease of $14.2 million in operating lease liabilities, and an increase of $10.6 million in accounts receivable. The increase in accounts payable and accrued expenses is primarily due to Iora acquisition-related transaction expenses incurred but not yet paid. The increase in other liabilities is primarily due to an indemnification liability of $11.9 million recognized as part of the Iora acquisition as described in Note 7 "Business Combinations", and a legal settlement liability of $11.5 million as described in Note 13 "Commitments and Contingencies". The increase in prepaid expenses and other current assets is primarily due to $10.9 million prepaid income taxes and a $6.0 million receivable from insurers related to a legal settlement recovery as described in Note 13 "Commitments and Contingencies" to our condensed consolidated financial statements. The changes in accounts receivable and deferred revenue are primarily due to timing of billing and cash collections from our health network partners and enterprise clients.

For the nine months ended September 30, 2020, our net cash used in operating activities was $6.0 million, resulting from our net loss of $81.3 million, primarily offset by net non-cash charges of $63.8 million and net cash provided by changes in our operating assets and liabilities of $11.5 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $16.2 million increase in deferred revenue, a $14.2 million net increase in accounts payable and accrued expenses, increase of $8.4 million in other liabilities, and a decrease in prepaid expenses and other current assets of $3.5 million, partially offset by a $20.3 million increase in accounts receivable, net, a $8.5 million decrease in operating lease liabilities, and an increase in inventory and other assets of $2.0 million. The increase in deferred revenue is primarily related to an increase in contract liabilities associated with our health network partnerships and the enterprise and on-site client growth. The net increase in accounts payable and accrued expenses is primarily related to timing of payments related to accrued compensation and accrued interest on our 2025 Notes. The increase in other liabilities is primarily due to deferral of payroll tax payments under the CARES Act and customer liabilities. The increase in accounts receivable is primarily due to receivables from health network partners that have longer invoicing and payment cycles than insurance payers and growth of our enterprise and on-site clients.
Cash Flows from Investing Activities
For the nine months ended September 30, 2021, our net cash provided by investing activities was $351.8 million, resulting primarily from sales and maturities of short-term marketable securities of $529.0 million, partially offset by purchases of short-term marketable securities of $80.0 million, acquisition of business and issuance of note receivable of $53.3 million and purchases of property and equipment of $43.9 million related to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software.
For the nine months ended September 30, 2020, our net cash used by investing activities was $453.2 million, resulting primarily from purchases of short-term marketable securities of $657.2 million and purchases of property and equipment, net of $51.5 million due primarily to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software. This was partially offset by maturities of short-term marketable securities of $256.3 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2021, our net cash provided by financing activities was $22.4 million, resulting primarily from exercise of stock options of $19.5 million and proceeds from employee stock purchase plan of $3.0 million.
For the nine months ended September 30, 2020, our net cash provided by financing activities was $593.4 million, resulting primarily from proceeds from the issuance of our 2025 Notes of $316.3 million, our initial public offering of $281.8 million, exercises of stock options and warrants of $25.9 million, proceeds from the issuance of stock under our employee stock purchase plan of $3.5 million, offset by payment of the 2025 Notes issuance costs of $9.4 million, payment of offering costs associated with our initial public offering of $21.3 million and payment of a debt obligation of $3.3 million.
Contractual Obligations and Commitments
Our principal commitments consist of the principal amount of debt outstanding from convertible senior notes due June 2025 and obligations under our operating leases for office space. During the nine months ended September 30, 2021, we entered into non-cancelable and legally binding purchase obligations of approximately $3.0 million and assumed non-cancelable operating leases with a remaining value of $69.6 million and weighted average remaining term of 7 years.
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
During the three months ended September 30, 2021, there were no significant changes to our critical accounting policies and estimates as described in the notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 17, 2021, except for the accounting policies updated below.
Business Combinations
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to future expected cash flows from acquired payer contracts; the acquired company’s trade name and existing customer relationships, as well as assumptions about the period of time the acquired trade name will continue to be used in our offerings; uncertain tax positions and tax-related valuation allowances assumed; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Capitated Medicare Revenue
The transaction price for our capitated At-Risk arrangements with payers including CMS and other Medicare payers is variable as it primarily includes per member per month (“PMPM”) fees for our At-Risk members. PMPM fees can fluctuate throughout the contract based on the health status (acuity) of each individual member. In certain contracts, PMPM fees also include “risk adjustments” for items such as risk shares and performance incentives. The adjustment to the PMPM fees must be estimated due to reporting lag times, and requires significant judgment. These are estimated using the expected value methodology based on historical data and actuarial inputs. Final adjustments related to the contracts may take up to 18 months due to reserves for claims incurred but not reported. The Capitated Medicare Revenue, net of risk shares and adjustments, is recognized in the month in which eligible members are entitled to receive healthcare benefits during the contract term. Subsequent changes in PMPM fees and the amount of revenue to be recognized are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount.
For our capitated revenue arrangements, we evaluate whether we are the principal, and report revenues on a gross basis, or an agent, and report revenues on a net basis. In this assessment, we consider if we obtain control of the specified services before they are transferred to our customers, as well as other indicators such as the party primarily responsible for fulfillment.
Medical Claims Expense
Medical claims expenses are costs for third-party health care service providers that provide medical care to our At-Risk members for which we are contractually obligated to pay through our At-Risk arrangements. The estimated reserve for our liability for incurred and not reported ("IBNR") claims is included in accounts receivable, net in the condensed consolidated balance sheets. Actual claims expense will differ from the estimated liability due to factors in estimated and actual member utilization of healthcare services, the amount of charges and other factors. We assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made. The actuarial models consider factors such as time from date of service to claim processing, seasonal variances in medical care consumption, health care professional contract rate changes, medical care utilization and other medical cost trends, membership volume and demographics, the introduction of new technologies and benefit plan changes.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $469.8 million as of September 30, 2021, compared to $113.0 million as of December 31, 2020, held primarily in cash deposits and money market funds for working capital purposes.
We had short-term marketable securities of $120.2 million as of September 30, 2021, compared to $570.0 million as of December 31, 2020, consisting of U.S. Treasury obligations, U.S. government agency securities, foreign government bonds and commercial paper. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
In May 2020, we issued the 2025 Notes which bear interest at a fixed rate of 3.0% per annum. As of September 30, 2021, the principal amount of debt outstanding from the 2025 Notes was $316.3 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2021, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, we made changes to our internal controls over financial reporting due to the acquisition of Iora, including enhancements to our internal controls over business combinations.
Management intends to exclude Iora from its assessment of our Company’s internal control over financial reporting for fiscal 2021. This exclusion is consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the fiscal year of acquisition.
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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report, including our consolidated financial statements and related notes included elsewhere in this Quarterly Report, before making an investment decision. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, net revenue and future prospects. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

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

•our dependence on a limited number of key existing payers;

•our reliance on reimbursements from certain third-party payers for the services we provide;

•the impact of assuming some or all of the risk that the cost of providing services will exceed our compensation for such services under certain third-party payer agreements;

•the impact of reduced reimbursement rates paid by federal or state healthcare programs due to rule changes or other restrictions;

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

•our ability to compete effectively in the geographies in which we participate;

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

•our dependence on our relationships with medical practices, including the PCs, which are affiliated professional entities that we may not own, to provide healthcare services;

•the impact of reviews and audits by CMS in accordance with Medicare's risk adjustment payment system;

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

Risks Related to Our Acquisition of Iora

•our ability to successfully integrate Iora's business and realize the benefits of the merger.

•the incurrence of substantial expenses related to the integration of Iora's business; and

•the impact of current or future securities class action and derivative lawsuits in connection with our acquisition of Iora.

Risks Related to Our Business and Our Industry

The ongoing coronavirus (COVID-19) pandemic has significantly impacted, and may continue to significantly impact our business, financial condition, results of operations and growth.

The global COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted and may continue to significantly impact our business, our industry and the global economy. While the full extent of the impacts of the COVID-19 pandemic may be difficult to predict or determine due to numerous evolving factors, including emerging variant strains of the virus and their degree of vaccine resistance, we have seen and may continue to see adverse impacts on our operations, net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition, including from:

•reduced total billable visit volumes, temporary closures of certain offices, delays in openings of new medical offices, and delayed entry into new or expansion into existing geographies (in response to self-isolation practices, sustained remote work policies, quarantines, shelter-in-place requirements and similar government orders);

•higher proportions of lower-revenue generating services and products, including billable remote visits, COVID-19 testing and COVID-19 vaccinations, which may not be reimbursable or have lower average reimbursements relative to traditional in-office visits;

•deferral of healthcare by members and patients, which may result in difficulties completing comprehensive annual documentation of Medicare patient health conditions, future cost increases, deferred costs and inability to accurately estimate costs for incurred but not yet reported medical services claims for our At-Risk members, and may negatively impact the health of our patients;

•increase in internal and third-party medical costs for care provided to At-Risk members suffering from COVID-19, which may be particularly significant given many of our members are under at-risk arrangements in which we receive capitated payments;

•negative impacts to the business, results of operations and financial condition of our health network partners and their ability or willingness to continue to pay us fixed price PMPM if they receive reduced visit revenue due to decreases in billable utilization;

•inquiries, regulatory or governmental investigations or other disputes that result from our provision of COVID-19 vaccinations, arrangements entered into in reliance on related orders, laws and regulations, or the failure of various waivers for limitations of liability or other provisions under such orders, laws and regulations to apply to us;

•supply, resource and capital constraints related to the treatment of COVID-19 patients and disruptions or delays in the delivery of materials and products in the supply chain for our offices and increased capital expenditures due to the need to buy incremental materials or services;

•staffing shortages and increased risk for workers’ compensation claims; or

•increased costs, diversion of resources from managing our business and growth and reputational harm due to (i) implementation of new services and products in reliance on continuously evolving regulatory standards, (ii) alterations to our operations to address the changing needs of our members during the pandemic, or (iii) member or enterprise client dissatisfaction due to inaccurate results from testing or other services, overburdening of our medical offices and virtual care teams with inquiries and requests, which may result in longer phone wait times or service delays.

Any of the above factors and outcomes could harm our business, financial condition, results of operations and growth.

We cannot assure you that our current billable volumes and membership levels will be sustained or that average reimbursement for billable services will return to pre-COVID-19 levels. As more of the U.S. population receives the COVID-19 vaccination, our COVID-19 testing volumes may also decline, which may negatively impact our membership and revenue. Further, while vaccines have become available in certain countries and many economies have reopened, new shelter-in-place, quarantine, executive order or related measures or practices may be reinstated by governments and authorities, including due to future waves of outbreak or emerging variant strains of the virus, such as the delta variant. Such measures and practices, if reinstated, could reduce our total billable volumes, negatively impact our health network partners and harm our results of operations, business and financial condition.

We have undertaken many new programs to rapidly respond to the COVID-19 pandemic, including telehealth visits, testing and vaccine administration arrangements, in reliance on continuously evolving regulatory standards such as emergency orders, laws and regulations from federal, state and local authorities and the relaxation of certain licensure requirements and privacy restrictions for telehealth intended to permit health care providers to provide care and distribute COVID-19 vaccines to patients during the COVID-19 pandemic. To continue providing some of these new services and products, we will be required to comply with federal, state and local rules, mandates and guidelines, which are subject to rapid change and may vary across jurisdictions. We cannot assure you that such orders, laws, regulations, mandates or guidelines will continue to apply or that regulators or other governmental entities will agree with our interpretations of these orders, laws, regulations, mandates and guidelines. Failure to remain in compliance, or even the perception of non-compliance, may curtail or result in restrictions on our ability to provide any such services, result in time-consuming and potentially costly inquiries, disputes, or investigations (such as the vaccine inquiries discussed in Note 13, “Commitments and Contingencies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, or the Vaccine Inquiries, or inquiries from state and local public health departments), as well as damage to our reputation, any of which could harm our business, financial condition and results of operations. We are cooperating with the requests from the Vaccine Inquiries as well as requests received from other governmental agencies, including with respect to our compensation practices and membership generation during the relevant periods. We are unable to predict the outcome or timeline of these matters or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances. The Vaccine Inquiries, together with any additional inquiries, regulatory or governmental investigations or other disputes that result from our provision of COVID-19 vaccinations or any other arrangements entered into in reliance on these orders, laws and regulations, or the failure or reversal of various waivers for limitations of liability or other provisions under such orders, laws and regulations to apply to us could require us to divert resources or revamp certain new programs to ensure compliance and harm our reputation, business, financial condition and results of operations.

The pandemic has also resulted in, and may continue to result in, significant disruption of global financial markets, potentially reducing our ability to access capital or reducing the liquidity and value of our short-term marketable securities, which could in the future negatively affect our liquidity. In addition, due to our at-risk arrangements for the care of Medicare participants, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. The COVID-19 pandemic may continue to impact our operations, and net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition.

We are dependent upon a limited number of key existing payers and loss of contracts with those payers, disruptions in those relationships or the inability of such payers to maintain their contracts with CMS, could adversely affect our business, financial condition, results of operations and prospects.

We are dependent on a concentrated number of third-party payers with whom we contract to provide services to At-Risk Members. Contracts with one of such payers accounted for 13% of net revenue for the three months ended September 30, 2021. Certain of these payers also compensate us for clinical start-up costs, administration and ongoing coordination of care activities. The loss of revenue from these contracts could have a material adverse effect on our business, results of operations, financial condition and cash flows. We believe that a majority of our net revenue will continue to be derived from a limited number of key payers, who may terminate their contracts with us for convenience on short-term notice, or upon the occurrence of certain events, some of which may not be within our control. The loss of any of our payer partners or the renegotiation of any of our payer contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with payers in respect of the services we provide and the terms of our payers agreements. As the payers’ businesses respond to market dynamics and financial pressures, and as payers make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our payers may seek to renegotiate or terminate their agreements with us. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original payer contracts and consequently could negatively impact our net revenue, business, financial condition, results of operations and prospects.

Because we rely on a limited number of these payers for a substantial portion of our revenue, we depend on the creditworthiness of these payers. Our payers are subject to a number of risks, including reductions in payment rates from governmental programs, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of our payer partners declines, our credit risk could increase. Should one or more of our significant payer partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income. If a payer with which we contract loses its Medicare contracts with CMS, receives reduced or insufficient government reimbursement under the Medicare program, decides to discontinue its Medicare Advantage and/or commercial plans, decides to contract with another company to provide capitated care services to its patients, or decides to directly provide care, our contract with that payer could be at risk and we could lose revenue.

We are reliant upon reimbursements from certain third-party payers for the services we provide in our business and reliance on these third-party payers could lead to delays and uncertainties in the reimbursement process.

We are reliant upon contracts with certain third-party payers in order to receive reimbursement for some of the services we provide to patients, including value-based contracts from health insurance plans. The reimbursement process is complex and can involve lengthy delays. Although we recognize certain revenue when we provide services to our patients, we may from time to time experience delays in receiving the associated capitation payments or, for our patients on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that the member is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are also subject to claims reviews and/or audits by such payers, including governmental audits of our Medicare claims, and may be required to repay these payers if a finding is made that we were incorrectly reimbursed. See “—Noncompliance with billing and documentation requirements could result in non-payment or subject us to audits, billing or other compliance investigations by government authorities, private payers or health network partners.” Third-party payers are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay our reimbursement claims. Furthermore, our business may be adversely affected by legislative initiatives aimed at or having the effect of reducing healthcare costs associated with Medicare and other changes in reimbursement policies. Delays and uncertainties in the reimbursement process may adversely affect our collection of accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs to support our liquidity needs, which could harm our business, financial condition and results of operations.

Under our at-risk arrangements with certain third-party payers, we assume the risk that the cost of providing services will exceed our compensation for such services.

A substantial portion of our net revenue consists of Capitated Medicare Revenue, which, in the case of third party payers or health insurance plans, is based on a pre-negotiated percentage of the premium that the payer receives from CMS. While there are variations specific to each agreement, we sometimes contract with payers to receive recurring per member per month revenue and assume the financial responsibility for the healthcare expenses of our patients. This type of contract is referred to as a “capitation” contract. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payers with higher acuity patients receive more, and those with lower acuity patients receive less. To the extent we encounter delays in documenting patients’ acuity or patients require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, we will not be able to increase the fee received under these capitation agreements during their then-current terms and we could suffer losses with respect to such agreements. A significant decrease in the number of capitation arrangements could adversely affect our revenue, financial condition and results of operation. In addition, while we maintain stop-loss insurance that helps protect us for medical claims per patient in excess of certain levels, future claims could exceed our applicable insurance coverage limits or potential increases in insurance premiums may require us to decrease its level of coverage.

Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the Medicare expenses of our At-Risk Members may be outside of our control in the event that such members take certain actions that increase such expenses, such as unnecessary hospital visits. These actions or events also make it more difficult for us to estimate medical expenses and can cause delays in reporting them to payers. These delays or failures to adequately predict and control medical costs may also result in delayed negative impacts to our Capitated Medicare Revenue, including as compared to our estimates of cost of care and capitation payments. Historically, our medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

•the health status of our At-Risk Members;

•higher levels of hospitalization among our At-Risk Members;

•higher than expected utilization of new or existing healthcare services or technologies;

•an increase in the cost of healthcare services and supplies, whether as a result of inflation or otherwise;

•changes to mandated benefits or other changes in healthcare laws, regulations and practices;

•increased costs attributable to specialist physicians, hospitals and ancillary providers;

•changes in the demographics of our At-Risk Members and medical trends;

•contractual or claims disputes with providers, hospitals or other service providers within and outside a health plan’s network;

•the occurrence of catastrophes, major epidemics or pandemics, including COVID-19, or acts of terrorism; and

•the reduction of health plan premiums.

If reimbursement rates paid by private third-party payers are reduced or if these third-party payers otherwise restrain our ability to obtain or provide services to patients, our business could be harmed.

Private third-party payers, including health maintenance organizations, or HMOs, preferred provider organizations and other managed care plans, as well as medical groups and independent practice associations that contract with HMOs, pay for the services that we provide to many of our members. As a substantial proportion of our members are commercially insured or covered under Medicare Advantage plans with our contracted payers, if any commercial third-party payers reduce their reimbursement rates or elect not to cover some or all of our services, our business may be harmed. Typically, our PCs or non-physician-owned entities that provide medical services enter into contracts with certain of these payers either directly, or indirectly through certain of our health network partners, which allow them to participate in the payers’ respective networks and set forth reimbursement rates for services rendered thereunder. As a result, our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects our revenue and operating results. See also “—We are dependent upon a limited number of key existing payers and loss of contracts with those payers, disruptions in those relationships or the inability of such payers to maintain their contracts with CMS, could adversely affect our business, financial condition, results of operations and prospects.”

Private third-party payers often use plan structures, such as narrow networks or tiered networks, to encourage or require members to use in-network providers. In-network providers typically provide services through private third-party payers for a negotiated lower rate or other less favorable terms. Private third-party payers generally attempt to limit use of out-of-network providers by requiring members to pay higher copayment and/or deductible amounts for out-of-network care. Additionally, private third-party payers have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disregarding the assignment of payment from members to out-of-network providers (i.e., sending payments directly to members instead of to out-of-network providers), capping out-of-network benefits payable to members, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws. If we become out of network for payers, our business could be harmed and our revenue could be reduced because patients could stop using our services.

If reimbursement rates paid by Medicare or other federal or state healthcare programs are reduced, if changes in the rules governing such programs occur, or if government payers otherwise restrain our ability to obtain or provide services to patients, our business, financial condition and results of operation could be harmed.

A significant portion of our revenue comes from government healthcare programs, principally Medicare, either through Medicare Advantage plans or directly, including through the Global and Professional Direct Contracting Model from the Center for Medicare and Medicaid Innovation (“CMMI”), which we refer to as the GPDC Model. In addition, many commercial payers base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on the continuation of Medicare programs, including the GPDC Model and Medicare Advantage, as well as the levels of government funding provided therewith. Any changes that limit or reduce the GPDC Model, Medicare Advantage, or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Federal and state government programs, including the Medicare program and its reimbursement rates and rules, are subject to frequent change. Payments from these federal and state government programs may be subject to statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative rulings or executive orders, interpretations and determinations, requirements for utilization review and government funding restrictions, each of which may materially and adversely affect the rates at which Medicare reimburses us for our services, as well as affect the cost of providing service to patients and the timing of payments to our affiliated professional entities. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. The final impact of the Medicare Advantage rates can vary from any estimate we may have and may be further impacted by the relative growth of our Medicare Advantage patient volumes across certain geographies as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the Medicare Advantage rates on our business, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, our Medicare Advantage revenues may continue to be volatile in the future which could have a material adverse impact on our business, results of operations, financial condition and cash flows.

In addition, CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes that could adversely affect our business include:

•administrative or legislative changes to base rates or the bases of payment;

•limits on the services or types of providers for which Medicare will provide reimbursement;

•changes in methodology for patient assessment and/or determination of payment levels;

•the reduction or elimination of annual rate increases; or

•an increase in co-payments or deductibles payable by beneficiaries.

We are unable to predict the effect of recent and future policy changes on our operations. Recent legislative, judicial and executive efforts to enact further healthcare reform legislation have also caused many core aspects of the current U.S. healthcare system to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, judicial, or executive changes, particularly any changes to the Medicare Advantage program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Further, there is additional uncertainty around the long-term future of CMMI’s GPDC Model in which we presently participate. The GPDC Model has been developed by CMMI as a means to test various financial risk-sharing arrangements in the Medicare program over a nearly six-year period, from April 1, 2021 through December 31, 2026. At the end of that nearly six-year period, CMMI may discontinue the GPDC Model, which may have a material adverse effect on our business.

The GPDC Model is a new pilot program by CMS and we may not be able to realize the expected benefits of the GPDC Model.

Beginning in 2021, CMMI announced a direct contracting model to create value-based payment arrangements directly with Direct Contracting Entities, or DCEs, which is part of CMS’ strategy to drive broader healthcare reform and accelerate the shift from original Medicare toward value-based care models. A key aspect of direct contracting is providing new opportunities for a variety of different DCEs to participate in value-based care arrangements in Medicare fee-for-service.

Our wholly owned subsidiary, Iora Health NE DCE, LLC, was one of a limited number of companies chosen by CMS as a DCE to participate in the Implementation Period of the Direct Contracting Model for Global and Professional Options, which ran from October 1, 2020 through March 31, 2021. The Implementation Period provided us an opportunity to prepare for the first Performance Year, which began on April 1, 2021. Given the recent launch of the program, we have no experience serving as a DCE and may not be able to realize the expected benefits thereof. For example, we may encounter difficulties calibrating our historical medical expense estimates to this new beneficiary population, who have not chosen to participate in value-based care and thus may utilize third-party medical services differently than our current members. Moreover, beneficiaries that we are assigned under the GPDC Model may not generate expected revenue to us initially or at all and we cannot assure you that direct contracting will allow us to achieve risk-like patient economics on original Medicare patients.

We have invested and may continue to invest considerable time and resources in adapting to the GPDC Model, but we may not be able to realize the expected benefits thereof. Adding additional members through the GPDC Model will also require absorbing additional members into our existing medical practices, which may strain resources or negatively affect our quality of care. We cannot assure you that the direct contracting model will continue for additional Performance Years beyond the initial five year period, including as a result of decreased political support for value-based care or the direct contracting model, or that it will expand our total addressable market in the manner that we expect.

Our business model and future growth are substantially dependent on the success of our strategic relationships with health network partners, enterprise clients and distribution partners.

We will continue to substantially depend on our relationships with third parties, including health network partners, enterprise clients and distribution partners to grow our business. In particular, our growth depends on maintaining existing, and developing new, strategic affiliations with health network partners, including health systems, health plans, private and government payers. We also rely on a number of partners such as benefits enrollment platforms, professional employment organizations, consultants and other distribution partners in order to sell our solutions and services and enroll members onto our platform.

Our agreements with our enterprise clients often provide for fees based on the number of members that are covered by such clients’ programs each month, known as capitation arrangements. Certain of our enterprise clients and partners also pay us a fixed fee per year regardless of the number of registered members. The number of individuals who register as members through our enterprise clients is often affected by factors outside of our control, such as plan endorsement by the employer, member outreach and retention initiatives. Enterprise clients may also prohibit us from engaging in direct outreach with employees as potential members, or we may be unsuccessful in spreading brand awareness among employees who perceive competitors as offering better solutions and services, which would decrease growth in membership and reduce our net revenue. Increasing rates of unemployment may also result in loss of members at our enterprise clients, and economic recessions or slowdowns can result in our enterprise clients terminating their employee sponsorship arrangements with us. In addition, during periods of economic slowdown, enterprise clients may face less competition for new hires or may not need to hire as many employees and as a result, they may not need to sponsor memberships with us as a means to attract new hires. Even if the geographies in which our enterprise clients operate experience growth, it is possible that such client’s program membership could fail to grow at similar rates, if at all. If the number of members covered by one or more of such clients’ programs were to be reduced, including due to benefits reductions or layoffs during and after the COVID-19 pandemic, it would lead to a reduction of membership fees, a decrease in our net fee-for-service revenue and partnership revenue, and may also result in the enterprise client electing not to renew our contract for another year. In addition, the growth forecasts of our clients are subject to significant uncertainty, including after the COVID-19 pandemic and any prolonged ensuing economic recession, and are based on assumptions and estimates that may prove to be inaccurate. Further, historical activation rates within a given enterprise client may not be indicative of future membership levels at that enterprise client or activation rates of similarly situated enterprise clients. High activation rates (i.e., the percentage of individuals eligible for membership who are enrolled as members) do not necessarily result in increased net fee-for-service revenue and do not typically result in increased membership revenue.

Health network partnerships also comprise a significant portion of our revenue. For example, under certain health network partnership contracts, we closely collaborate with a health network on certain strategic initiatives such as the expansion of practice sites in a particular jurisdiction or service area, and clinical and digital integration between our primary care and their specialty care services. Our contracts with health network partners can sometimes be bespoke, with varying terms across health network partners. However, many contracts provide for fees on a PMPM basis or a fee-for-service basis. Under contracts providing for PMPM fees, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. If we do not adequately satisfy the objectives of our partners or perform against contractual obligations, we may lose revenue under the applicable health network partner contract and the health network partner may become dissatisfied with the terms or our performance under the contract, which could result in its early termination or amendment, if permitted, and as a result, harm to our business and results of operations, including a reduction in net revenue. Even regardless of our performance under the contracts, we cannot guarantee that our health network partners will continue to be satisfied with the terms or circumstances under existing contracts, particularly given constraints and challenges posed by the COVID-19 pandemic. We have experienced contractual disputes and renegotiations with health network partners in the past and may experience additional disputes and renegotiations in the future. Certain contracts with health network partners can be exclusive in the applicable jurisdiction; as a result, in new potential geographies, should we pursue a health network partnership, we would need to successfully contract with a sufficiently competitively viable health network partner, as we may not be able to terminate any such contract for several years without penalty or be able to partner with other health network partners in the same geographies due to competitive pressures or lack of counterparties. If we are unable to successfully continue our strategic relationships with our health network partners on terms favorable to us or at all, or if we do not successfully contract with health network partners in new jurisdictions, our business and results of operations could be harmed.

Most of our enterprise clients and health network partners have no obligation to renew their agreements with us after the initial term expires. In addition, our health network partners and enterprise clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these entities. If our health network partners or enterprise clients fail to renew their contracts, or renew their contracts upon less favorable terms or at lower fee levels, our revenue may decline or our future revenue growth may be constrained. In addition, our health network partner and enterprise client contracts generally allow partners to terminate such agreements for cause. If a partner or customer terminates its contract early and revenue and cash flows expected from a partner or enterprise client are not realized in the time period expected or not realized at all, our business could be harmed.

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local authorities. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with our providers, vendors, health network partners, enterprise clients, members and patients, our marketing activities and other aspects of our operations. Of particular importance are:

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

•Medicare and Medicaid billing and reimbursement rules and regulations;

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws requires us to implement controls across our entire organization and it may prove costly and challenging to monitor and enforce compliance. In particular, given the prevalence of laws, rules and regulations restricting the corporate practice of medicine in certain of the states that we operate, we are prohibited from interfering with or inappropriately influencing providers’ professional judgment and are typically reliant on the providers and other healthcare professionals at the PCs to operate in compliance with applicable laws related to the practice of medicine and the provision of healthcare services. The risk of our being found in violation of healthcare laws and regulations is increased by the fact that many of them have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes complex and open to a variety of interpretations. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, recoupments of overpayments, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs.

To enforce compliance with the federal laws, the U.S. Department of Justice and the Office of Inspector General for the HHS regularly scrutinize healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. The operation of medical practices is also subject to various state laws enforced by state regulators, including state attorneys general, boards of professional licensure and departments of health. A review of our business by judicial, law enforcement, regulatory or accreditation authorities could result in challenges or actions against us that could harm our business and operations. Responding to and managing government investigations can be time- and resource-consuming, divert management’s attention from the business and generate adverse publicity. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity. Moreover, if one of our health system partners or another third party fails to comply with applicable laws and becomes the target of a government investigation, government authorities could require our cooperation in the investigation, which could cause us to incur additional legal expenses and result in adverse publicity.

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

We currently derive a significant portion of our revenue from members acquired under contracts with enterprise clients that purchase health care for their employees (either via insurance or self-funded benefit plans). A large part of the demand for our solutions and services among enterprise clients depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees. While the percentage of employers who are self-insured has been increasing over the past decade, this trend may not continue. Over time, employees may also increasingly decide to obtain their own insurance through state-sponsored insurance marketplaces rather than through their employers. While such employees may remain members, our reimbursement from providing services to these members would likely decrease. Employees who obtain their own insurance may also cancel their memberships, which may decrease the fees we receive under our contracts with health network partners as fewer members engage in their healthcare networks. If any of these trends accelerate, there is no guarantee that we would be able to compensate for the loss in revenue derived from enterprise clients and health network partners by increasing retail member acquisition. A decline in overall prevalence of private health insurance coverage, including due to the passage of healthcare reform proposals such as “Medicare for All,” could further harm our revenue, particularly if accompanied by a reduction in employer-sponsored health insurance. In addition, health network partners who rely on patient use of their networks, particularly specialty care, through our contracts with them, may become dissatisfied with the terms under the applicable contract and seek to amend or terminate, or elect not to renew, these contracts. In these cases, our business, financial condition and results of operations would be harmed.

If we fail to cost-effectively develop widespread brand awareness and maintain our reputation, or if we fail to achieve and maintain market acceptance for our healthcare services, our business could suffer.

We believe that developing and maintaining widespread awareness of our brand and maintaining our reputation for providing access to high quality and efficient health care in a cost-effective manner is critical to attracting new members, enterprise clients, and health network partners, maintaining existing members, clients and partners and thus growing our business and revenue. Market acceptance of our solutions and services and member acquisition depends on educating people, as well as enterprise clients and health networks, as to the distinct features, ease-of-use, positive lifestyle impact, cost savings, quality, and other perceived benefits of our solutions and services as compared to traditional or competing healthcare access options and our ability to directly market our solutions or services to the employees of our enterprise clients. In particular, market acceptance is highly dependent on sufficient geographic market saturation of medical offices, whether we are in-network with payers, customization of healthcare services, and word of mouth and informal member referrals. While we are in-network with CMS and our health network partners, shortfalls in any of the above areas, the loss or dissatisfaction of a significant contingent of our members or patients, adverse media reports or negative feedback about our solutions and services may substantially harm our brand and reputation, inhibit widespread adoption of our solutions and services, reduce our revenue from enterprise clients and health networks, and impair our ability to attract new or maintain existing members and patients.

Our brand promotion activities may not generate awareness or increase revenue and, even if they do, any increase in revenue may not offset the expenses we incur in building our brand. We also cannot guarantee the quality and efficiency of healthcare service, particularly specialty healthcare, from our health network partners, over which we have no control. Many of our health network partners are large institutions with significant operations across a wide network of patients and may be unable to provide consistent levels of service to our members. Patients who experience poor quality healthcare provision from such partners may impute such dissatisfaction to our solutions and services, which could negatively impact member retention and acquisition, reduce our revenue and harm our business.

We have a history of losses, which we expect to continue, and we may never achieve or sustain profitability.

We have incurred significant losses in each period since our inception. We incurred net losses of $159.2 million, $53.7 million and $89.4 million for the nine months ended September 30, 2021 and the years ended December 31, 2019 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $522.8 million. Our net losses and accumulated deficit reflect the substantial investments we made to acquire new health network partners and members, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our enterprise client, member and provider bases, broaden the scope of our health network and other partnerships and expand our applications of technology through which members can access our services. Accordingly, we anticipate that our cost of care and other operating expenses will continue to increase in the foreseeable future. Moreover, as we sign up new At-Risk members for whom we are responsible for managing a range of healthcare services and associated costs, our medical claims expense for such members may be higher relative to the Capitated Medicare Revenue earned or any excess revenue over medical claims expense may not be enough to cover our cost of care or other operating expenses. Our efforts to scale our business and manage the health of At-Risk members may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior net losses, combined with our expected future net losses, have had and will continue to have a negative impact on our total (deficit) equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our net revenue depends in part on the number of members enrolled or patient visits, and a decrease in member utilization of our services could harm our business, financial condition and results of operations.

Historically, we have relied on patient visits for a substantial portion of our net revenue. For the nine months ended September 30, 2021 and the years ended December 31, 2019 and 2020, net fee-for-service revenue accounted for 34%, 53% and 39% of our net revenue, respectively. As we develop additional digital health solutions through our mobile platform and continue providing and expanding availability of remote visits, we cannot guarantee that our members will consistently make in-office visits in addition to using our digital health solutions, particularly after the COVID-19 pandemic and as related shelter-in-place and quarantine measures and orders are relaxed or lifted. Further, it may be difficult for us to accurately forecast future patient in-office visits over time, which may vary across geographies and depend on patient demographics within a given market. In part due to the reduction of in-office visits observed due to COVID-19, we have introduced billable remote visits. We cannot predict with any certainty the number of remote billable services and their impact on our in-office visits. As remote billable services on average generate lower reimbursement than in-office visits, this may impact our operations and financial results. In addition, we will continue to rely on our reputation and recommendations from members and key enterprise clients to promote our solutions and services to potential new members. A substantial portion of our members hold subscriptions through their respective employers with which we have membership arrangements. The loss of any of our key enterprise clients, or a failure of some of them to renew or expand their arrangements with us, could have a significant impact on the growth rate of our revenue. If we are unable to attract and retain sufficient members in any given market, we may have reduced visits, which could harm our results of operations, reduce our revenue and harm our business.

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

The market for healthcare solutions and services is highly fragmented and intensely competitive, with direct and indirect competitors offering varying levels of impact to key stakeholders such as consumers, employers, providers, and health networks. We compete across various segments within the healthcare market and currently face competition from a range of companies and providers for market share and for quality providers and personnel, including:

•traditional healthcare providers and medical practices nationally, regionally and locally, that offer similar services, often at lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective;

•health networks, including our health network partners, who employ or affiliate with primary care providers, unaffiliated freestanding outpatient centers and specialty hospitals (some of which are physician-owned);

•episodic, consumer-driven point solutions such as telemedicine as well as urgent care providers, which may typically pay providers on a fee-for-service basis rather than the salary-based model we employ;

•health care or expert medical service tools developed by well-financed health plans which may be provided to health plan customers at discounted prices; and

•other companies providing healthcare-focused products and services, including companies offering specialized software and applications, technology platforms, care management and coordination, digital health, telehealth and telemedicine and health information exchange.

Our competitive success and growth, which can be measured in part by retention of existing members and gaining of new members in both existing and target geographies, are contingent on our ability to simultaneously address the needs of key stakeholders efficiently while delivering superior outcomes at scale compared with competitors. In recent years, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic imaging centers has increased significantly in the geographic areas in which we serve and may provide services similar to those we offer. Some of our existing and potential competitors may be larger, have greater name recognition, have longer operating histories, offer a broader array of services or a larger or more specialized medical staff, provide newer or more desirable facilities or have significantly greater resources than we do. Some of the clinics and medical offices that compete with us are also owned by government agencies or not-for-profit organizations that can finance capital expenditures and operations on a tax-exempt basis. In addition, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In light of the COVID-19 pandemic, existing or new competitors have developed or further invested in telemedicine and remote medicine programs and ventures, which would compete with our virtual care offerings. Also, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger member or patient base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare market, which would limit our member and patient growth. In light of these factors, even if our solution is more effective than those of our competitors, current or potential members, health network partners and enterprise clients may accept competitive solutions in lieu of purchasing our solution.

Our enterprise clients or health network partners may also elect to terminate their arrangements with us and enter into arrangements with our competitors, particularly in primary care, to the extent they are more favorable from a fee or price perspective or provide greater exposure to, or volume of, patients. In addition, in any geographic area, we may enter into an exclusive contractual arrangement with a single health network partner, which could allow competitors to contract with other health network partners in the same area and gain market share for potential patients. Competitors may also be better positioned to contract with leading health network partners in our target geographies, including existing geographies, after our current contracts expire. If our competitors are better able to attract patients, contract with health network partners, recruit providers, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in member volumes and net revenue. Competition from specialized providers, health plans, medical practices, digital health companies and other parties will result in continued member acquisition and patient visit and utilization volume pressure, which could negatively impact our revenue and market share.

Competition in our industry also involves consumer perceptions of quality and pricing, rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer requirements. As access to hospital performance data on quality measures, patient satisfaction surveys, and standard charges for services increases, healthcare consumers also have more tools to compare competing providers. If any of our affiliated professional entities achieve poor results (or results that are lower than our competitors’) on quality measures or patient satisfaction surveys, or if our standard charges are or are perceived to be higher than our competitors, we may attract fewer members. Moreover, if we are unable to keep pace with the evolving needs of our clients, members and partners and continue to develop, enhance and market new applications and services in a timely and efficient manner, demand for our solutions and services may be reduced and our business and results of operations would be harmed. We cannot guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, we cannot assure you that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we are unable to successfully compete in the healthcare market, our business would be harmed.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may imply future growth, which could have a negative impact on our business, financial condition and results of operations.

We have experienced significant growth in our recent history. Future revenue may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow members in existing geographies, expand into new geographies, expand our service offerings and grow our health network partnerships while maintaining high quality and efficient services. We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we are expanding our strategic relationships with health network partners to build integrated delivery networks for broad access to their networks of specialists and hospitals. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. We may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. We can provide no assurances that even if our key metrics indicate future growth, we will continue to grow our revenue or to generate net income. Moreover, our continued implementation of these programs may disrupt our operations and performance. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans negatively impact our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be harmed.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase proportionally or at all, and we may be unable to implement our business strategy.

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 1,340 employees as of December 31, 2018 to 2,940 employees as of September 30, 2021 (including 724 employees from our acquisition of Iora). We have also increased our customer and membership bases significantly over the past two years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. In particular, in order for our providers to provide quality healthcare services and longitudinal care to patients and avoid burn-out, we need to provide them with adequate IT and technology support, which requires sufficient staffing for these areas. In addition, as we expand in existing geographies and move into new geographies, we will need to attract and retain an increasing number of quality healthcare professionals and providers. Failure to retain a sufficient number of providers may result in overworking of existing personnel leading to burn-out or poor quality of healthcare services. In addition, our strategy is to provide longitudinal care to members and patients, which requires substantial time and attention from our providers. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

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

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, internal systems, processes or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. In order to manage the increasing complexities of our business, we will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. We may not be able to successfully implement and scale improvements to our systems, processes and controls or in connection with third party software in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated as the number of transactions continues to grow. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud, including any fraudulent activities conducted or facilitated by our employees or the providers or staff at our affiliated professional entities. Any of these events could result in our expenses increasing more than expected, lack of growth or slower than expected growth in our revenue, and inability to implement our business strategies. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain members, clients and partners.

Investment of significant capital expenditures to support our growth may also divert financial resources from other projects such as the development of new applications and services. In particular, as we enter new geographies or seek to expand our presence in existing geographies, we will need to make upfront capital expenditures, including to lease and furnish medical office space, acquire medical equipment, staff providers at such medical offices and incur related expenses. As we do not recognize patient revenue until those offices open and begin receiving patients, our margins may be reduced during the periods in which such capital expenditures were incurred. Expansion in new or existing geographies can be lengthy and cost-intensive, and we may encounter difficulties or unanticipated issues during the process of opening such new medical offices. We cannot assure you that we will be able to open our planned new medical offices, in existing or new geographies, within our operating budgets and planned timelines, or at all. Cost overruns in the process of opening new offices can result in higher than expected cost of care, exclusive of depreciation and amortization, and operating expenses as compared to revenue in the applicable quarter. In addition, we cannot assure you that new medical offices will operate efficiently or be strategically placed to attract the optimal number of patients. If an office is underperforming for any reason, we could incur additional costs to relocate or shut down that office.

It is essential to our ongoing business that our affiliated professional entities attract and retain an appropriate number of quality primary care providers to support our services and that we maintain good relations with those providers.

The success of our business depends in significant part on the number, availability and quality of licensed primary care providers employed or contracted by our our affiliated professional entities. Providers employed or contracted with our affiliated professional entities are free to terminate their association at any time. In addition, although providers who own interests in the PCs are generally subject to agreements restricting them from owning an interest in competitive facilities or transferring their ownership interests in the PCs without our consent, we may not learn of, or may be unsuccessful in preventing, our provider partners from acquiring interests in competitive facilities or making transfers without our consent. Moreover, in certain states in which we operate, such as California, non-competition and other restrictive covenants may be limited in their enforceability, particularly against physicians and providers.

If we are unable to recruit and retain providers and other healthcare professionals, our business and results of operations could be harmed and our ability to grow could be impaired. In any particular geographical location, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our members or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, provider groups and healthcare providers.

We expect to encounter increased competition from health insurers and private equity companies seeking to acquire providers in the geographies where we operate practices and, where permitted by law, employ providers. In some geographies, provider recruitment and retention are affected by a shortage of providers and the difficulties that providers can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Providers may also leave our affiliated professional entities or perceive them as providing a poor quality of life if our affiliated professional entities do not adequately manage causes of provider burnout and workload, some of which we have little to no control over under the administrative services agreements, or ASAs. Our business is dependent on providing longitudinal and long-term care for members and requires providers to consistently follow members over time, track overall long-term health and, in certain geographies, be available 24/7 for virtual care questions and services. If we are unable to efficiently manage provider workload and capacity to provide longitudinal and long-term care, our providers may depart and our patients may experience lower quality of care, which would harm our business. Furthermore, our ability to recruit and employ providers is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited providers are limited by the Stark law, the Anti-kickback Statute, state anti-kickback statutes and related regulations. If we are unable to attract and retain sufficient numbers of quality providers by providing adequate support personnel, technologically advanced equipment and facilities that meet the needs of those providers and their patients, memberships and patient visits may decrease, our enterprise clients may alter or terminate their membership contracts with us and our operating performance may decline.

We incur significant upfront costs in our enterprise client and health network partner relationships, and if we are unable to maintain and grow these relationships over time, we are likely to fail to recover these costs, which could have a negative impact on our business, financial condition and results of operations.

Our business model and growth depend heavily on achieving economies of scale because our initial upfront investment for any enterprise client or certain health network partners is costly and the associated revenue is recognized on a ratable basis. We devote significant resources to establishing relationships with our clients and partners and implementing our solutions and services. This is particularly so in the case of large enterprises that, to date, have contributed a large portion of our membership base and revenue as well as health network partners, who may require specific features or functions unique to their particular processes or under the terms of their contracts with us, including significant systems integration and interoperability undertakings. Accordingly, our results of operations will depend in substantial part on our ability to deliver a successful experience for these clients and related members and partners to persuade our clients and partners to maintain and grow their relationship with us over time. Additionally, as our business is growing significantly, our new customer and partner acquisition costs could outpace our revenue growth and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and in future periods, demand of our clients and partners, our business may be harmed.

Our marketing cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate.

The marketing cycle for our solutions and services from initial contact with a potential enterprise client or health network partner to contract execution and implementation varies widely by enterprise client or partner. Some of our partners undertake a significant and prolonged evaluation process, including to determine whether our solutions and services meet their unique healthcare needs, which evaluation can be complex given the size and scale of our clients and partners. Our contractual arrangements with our health network partners are often highly specific to each partner depending on their needs, the characteristics and patient demographics of the geographical region they serve, their growth plans and their operations, among other things. As a result, our marketing efforts to any new health network partner must be tailored to meet its specific strategic demands, which can be time consuming and require significant upfront cost. These efforts also must address interoperability between our IT infrastructure and systems and such partner’s systems, which can result in substantial cost without any assurance that we will ultimately enter into a contractual arrangement with any such partner.

Our large enterprise clients often initially restrict direct access by us to their employees to curb information overflow. As a result, we may not be able to directly market our solutions and services to, and educate, employees at our enterprise clients until much later after execution of an agreement with such clients. This can result in limited membership acquisition at any such enterprise client for a significant period of time following contract execution, and we cannot assure you that we will be able to gain sufficient membership acquisition to justify our upfront investments. Further, even after contract execution with a particular enterprise client, we generally compete with other health service providers who market to the same employees at such enterprise client, and our marketing and employee education efforts may not be successful in winning members from other competing services, many of which are traditional healthcare models that employees are more familiar with. We also incur significant marketing costs to grow awareness of our solution and services in both existing and new geographical locations for potential new members. Our marketing efforts for member acquisition are dependent in part on word of mouth, which may take substantial time to spread. In addition, for both new and existing geographic locations, we will need to continuously open medical offices in targeted locations to build awareness, which is both time-intensive and requires substantial upfront fixed costs. If our substantial upfront marketing and implementation investments do not result in sufficient sales to justify our investments, it could harm our business and results of operations.

We could experience losses or liability, including medical liability claims, causing us to incur significant expenses and requiring us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against our affiliated professional entities, their providers, and 1Life and we have in the past been subject to such claims in the ordinary course of business. Although 1Life, our affiliated professional entities and individual providers carry insurance at the entity level and at the provider level covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our affiliated professional entities' insurance coverage. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services and as the professional liability insurance market becomes more challenging due to COVID-19. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could harm our business. In addition, any claims may significantly harm our business or reputation.

Moreover, we do not control the providers and other healthcare professionals at our affiliated professional entities with respect to the practice of medicine and the provision of healthcare services. While we seek to attract high quality professionals, the risk of liability, including through unexpected medical outcomes, is inherent in the healthcare industry, and negative outcomes may result for any of our members. We attempt to limit our liability to members, clients and partners by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by such contractual limits.

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

We are subject, and in the future may become subject from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our members, clients or partners in connection with commercial disputes, consumer class action claims, employment claims made by our current or former employees, technology errors or omissions, medical malpractice, professional negligence or other related actions or claims inherent in the provision of healthcare services as well as other litigation matters. In particular, as we grow our base of consumer members, we may be subject to an increasing number of consumer claims, disputes and class action complaints, including an ongoing claim alleging misrepresentations with respect to our membership fees. While our membership terms generally require individual arbitration, we cannot assure you that such terms will be enforced, which may result, and has resulted in the past, in costly class action litigation. Litigation may result in substantial costs, settlement and judgments and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our common stock.

Our labor costs could be negatively impacted by competition for staffing, the shortage of experienced nurses and labor union activity.

The operations of our affiliated professional entities are dependent on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists and lab technicians, as well as our providers. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of nurses in certain disciplines and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient volumes, which would have a corresponding negative impact on our net revenue. In addition, while none of our employees are represented by a labor union as of September 30, 2021, our employees may seek to be represented by one or more labor unions in the future. If some or all of our employees were to become unionized, it could increase labor costs, among other expenses, and may require us to adjust our employee policies and protocols. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could harm our business.

In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, enhance our operating infrastructure and existing solutions and services and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2021 and the years ended December 31, 2019 and 2020, our net cash used in operating activities was $15.3 million, net cash used in operating activities was $31.7 million and net cash used in operating activities was $4.4 million, respectively. As of September 30, 2021, we had $469.8 million of cash and cash equivalents and $120.2 million of short-term marketable securities, which are held for working capital purposes. As of September 30, 2021, we had $316.3 million aggregate principal amount of debt outstanding under our convertible senior notes issued in May 2020, or the 2025 Notes.

As of September 30, 2021, we have also deferred payroll taxes in the amount of $5.0 million and received $4.3 million in grants as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, through the Provider Relief Fund, or PRF, of the U.S. Department of Health and Human Services, or HHS, to help offset the impact of increased healthcare related expenses and lost revenues attributable to the COVID-19 pandemic. We are not required to repay this grant, provided we attest to and comply with certain terms and conditions, including the use of PRF funds for only permitted purposes and only after funds from other sources obligated to reimburse recipients have been applied. If we are unable to attest to or comply with current or future terms and conditions, our ability to retain some or all of the PRF funds received may be impacted.

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

Historically, our revenue has been concentrated among a small number of customers. In 2019 and 2020, our top three customers accounted for 36% and 35% of our net revenue, respectively. These customers included an enterprise customer, which accounted for 10% of our net revenue for 2020, a commercial payer, and a health network partner. This customer mix may also shift in the near and medium term as a result of our recent acquisition of Iora. The loss of one or more of these customers could reduce our revenue, harm our results of operations and limit our growth.

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

•the timing of recognition of revenue;

•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure, including upfront capital expenditures and other costs related to expanding in existing or entering new geographical locations, as well as providing administrative and operational services to our affiliated professional entities under the ASAs;

•our ability to effectively estimate the potential costs of medical services incurred, including under our at-risk arrangements, and the adequacy of our reserves for such incurred but not reported claims for medical services, which could result in fluctuations in our quarterly results and may not accurately reflect the underlying performance of our business within a given period;

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
Most of our net revenue in any given quarter is derived from contracts entered into with our partners and clients during previous quarters as well as membership fees that are recognized ratably over the term of each membership. Consequently, a decline in new or renewed contracts or memberships in any one quarter may not be fully reflected in our net revenue for that quarter. Such declines, however, would negatively affect our net revenue in future periods and the effect of loss of members, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. While we encourage enterprise clients to purchase memberships off of their periodic enrollment cycle, we cannot guarantee that they will do so. Accordingly, the effect of changes in the industry impacting our business or loss of members may not be reflected in our short-term results of operations.

In addition, revenues associated with our At-Risk arrangements are subject to significant estimation risk related to reserves for incurred but not reported claims. If the actual claims expense differs significantly from the estimated liability due to differences in utilization of healthcare services, the amount of charges and other factors, it could negatively impact our revenue and have a material adverse impact on our business, results of operations, financial condition and cash flows. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our common stock.

If we lose key members of our senior management team or are unable to attract and retain executive officers and employees we need to support our operations and growth, our business and growth may be harmed.

Our success depends largely upon the continued services of our key executive officers, particularly our Chair, Chief Executive Officer and President and 1Life’s Chief Medical Officer. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also do not maintain any key person life insurance policies. Further, we rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. We are particularly dependent on 1Life’s Chief Medical Officer, who is the sole director and officer of many of the PCs and is responsible for overseeing the operation of several of the PCs, among other roles. While we have succession plans in place and have employment or service arrangements with a limited number of key executives, these measures do not guarantee that the services of these or suitable successor executives will continue to be available to us.

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

We may seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. For example, we recently completed our acquisition of Iora in an all-stock transaction and our stockholders incurred substantial dilution. For additional risks related to the acquisition of Iora, please refer to "—Risks Related to the Acquisition of Iora." The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We do not have a history of acquiring or investing in businesses, applications and services or technologies and may not have the experience or capabilities to successfully execute such transactions or integrate them following consummation.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. healthcare market is subject to significant variables, including a changing regulatory environment and population demographic, which can be difficult to measure, estimate or quantify. Our business depends on member acquisition and retention, which further drives revenue from our contracts with health network partners. Estimates and forecasts of these factors in any given market is difficult and affected by multiple variables such as population growth, concentration of enterprise clients and population density, among other things. Further, we cannot assure you that we will be able to sufficiently penetrate certain market segments included in our estimates and forecasts, including due to limited deployable capital, ineffective marketing efforts or the inability to develop sufficient presence in a given market to gain members or contract with employers and health network partners in that market. Once we acquire a member, apart from fixed annual membership fees and payments from health care partners, we primarily derive revenue from patient in-office visits, which may be difficult to forecast over time, particularly as our billable service mix continues to expand, including due to the COVID-19 pandemic. Finally, our contractual arrangements with health network partners typically have highly tailored capitation and other fee structures which vary across health network partners and are dependent on either the number of members that receive healthcare services in a health network partner’s network or the volume and expense of the care received by At-Risk members. As a result, we may not be able to accurately forecast revenue from our health network partners. For these reasons, the estimates and forecasts in this Quarterly Report relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Item 2 of this Quarterly Report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, liability for unpaid medical claims expense, business combinations, determination of useful lives for property and equipment, allowance for doubtful accounts, valuation of common stock, stock option valuations, contingent liabilities and income taxes. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

There are significant risks associated with estimating revenue under our At-Risk arrangements with certain payers, and if our estimates of revenues are materially inaccurate, it could negatively impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.

We recognize revenue net of risk shares and adjustments in the month in which eligible members are entitled to receive healthcare benefits during the contract term. Due to reporting lag times and other factors, significant judgment is required to estimate risk adjustments to PMPM fees received from payers for At-Risk members. The billing and collection process with payers is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payer issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for our patients, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payers. Revenues associated with Medicare programs are also subject to estimation risk related to the amounts not paid by the primary government payer that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health insurance plan secondary coverage or the patient. Collections, refunds and payer retractions typically continue to occur for up to three years and longer after services are provided. Inaccurate estimates of revenues could negatively impact the timing and the amount of our revenue recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

Consummation of the acquisition of Iora resulted in us recognizing additional goodwill and intangible assets on its consolidated balance sheet. Intangible assets with finite lives will be amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Goodwill will not be amortized, but instead tested for potential impairment at least annually. Goodwill and other intangible assets will also be tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If our goodwill or other intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.

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

We are dependent on our relationships with affiliated professional entities that we may not own to provide healthcare services and our business would be harmed if those relationships were disrupted or if our arrangements with these affiliated professional entities become subject to legal challenges.

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in certain of the states in which we operate. These laws generally prohibit the practice of medicine by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing providers’ professional judgment. As a result, many of our affiliated professional entities that deliver healthcare services to our members are wholly owned by providers licensed in their respective states, including Andrew Diamond, M.D., Ph.D., 1Life’s Chief Medical Officer who oversees the operation of several of the affiliated professional entities as the sole director and officer of many of the affiliated professional entities. Under the ASAs between 1Life and its subsidiaries and each affiliated professional entity, we provide various administrative and operations support services in exchange for scheduled fees at the fair market value of our services provided to each affiliated professional entity. As a result, our ability to receive cash fees from the affiliated professional entities is limited to the fair market value of the services provided under the ASAs. To the extent our ability to receive cash fees from the affiliated professional entities is limited, our ability to use that cash for growth, debt service or other uses at the affiliated professional entity may be impaired and, as a result, our results of operations and financial condition may be adversely affected.

Our ability to perform medical and digital health services in a particular U.S. state is directly dependent upon the applicable laws governing the practice of medicine, healthcare delivery and fee splitting in such locations, which are subject to changing political, regulatory and other influences. The extent to which a U.S. state considers particular actions or contractual relationships to constitute the practice of medicine is subject to change and to evolving interpretations by medical boards and state attorneys general, among others, each of which has broad discretion. There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with the affiliated professional entities, which govern the provision of medical and digital health services and the payment of administrative and operations support fees, violate laws prohibiting the corporate practice of medicine and fee splitting. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including the provision of digital health services, and fee splitting in one or more jurisdictions may change in a manner adverse to our business. While the ASAs prohibit us from controlling, influencing or otherwise interfering with the practice of medicine at each affiliated professional entity, and provide that physicians retain exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services, we cannot assure you that our contractual arrangements and activities with the affiliated professional entities will be free from scrutiny from U.S. state authorities, and we cannot guarantee that subsequent interpretation of the corporate practice of medicine and fee splitting laws will not circumscribe our business operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage providers from participating in our network of physicians. If a successful legal challenge or an adverse change in relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in affected jurisdictions would be disrupted, which could harm our business.

Any material changes in our relationship with or among the affiliated professional entities, whether resulting from a dispute among the entities, a challenge from a governmental regulator, a change in government regulation, or the loss of these relationships or contracts with the affiliated professional entities, could impair our ability to provide services to our members and could harm our business. For example, our arrangements in place to help ensure an orderly succession of the owner or owners of certain of the affiliated professional entities upon the occurrence of certain events may be challenged, which may impact our relationship with the affiliated professional entities and harm our business and results of operations. The ASAs and these succession arrangements could also subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation or litigation with regard to our arrangement with the affiliated professional entities, and any resulting penalties, including monetary fines and restrictions on or mandated changes to our current business and operating arrangements, could harm our business.

A significant portion of our net revenue is based on Medicare’s risk adjustment payment system and is subject to review and audit, which could result in material adjustments to our results of operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. This risk adjustment payment system has an indirect impact on the payments we receive from our contracted Medicare Advantage payers. Although we, and the payers with which we contract, have auditing and monitoring processes in place to collect and provide accurate risk adjustment data to CMS for these purposes, that program may not be sufficient to ensure accuracy.

If the risk adjustment data submitted by us or our payers incorrectly overstates the health risk of our patients, it might be required to return to the payer or CMS, overpayments and/or be subject to penalties or sanctions, or if the data incorrectly understates the health risk of our members, we might be underpaid for the care that it must provide to its patients, any of which could harm our reputation and have a negative impact on our results of operations and financial condition. CMS may also change the way that they measure risk, and the impact of any such changes could harm our business.

As a result of the COVID-19 pandemic, risk adjustment scores may also fall as a result of reduced data collection, decreased patient visits or delayed medical care and limitations on payments for certain telehealth services. As a result of the variability of factors affecting our patients’ risk scores, the actual payments we receive from our payers, after all adjustments, could be materially more or less than our estimates. Consequently, our estimate of our patients’ aggregate member risk scores for any period may result in favorable or unfavorable adjustments to our Medicare premium revenues, which may harm our results of operations.

Noncompliance with billing and documentation requirements could result in non-payment or subject us to audits, billing or other compliance investigations by government authorities, private payers or health network partners.

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

From time to time in the ordinary course of business, governmental agencies and private payers also conduct audits of healthcare providers like us. For example, as a result of our participation in the Medicare program, including through CMS’ Direct Contracting Program, we are also subject to various governmental inspections, reviews, audits and investigations to verify our compliance with the Medicare program and applicable laws and regulations. We also periodically conduct internal audits and reviews of our regulatory compliance and our health network partners can also conduct audits under their agreements with us. Such audits could result in the incurrence of additional costs and diversion of management’s time and attention. In addition, such audits could trigger repayment demands based on findings that our services were not medically necessary, were billed at an improper level or otherwise violated applicable billing requirements or contractual terms. Our failure to comply with rules related to billing or adverse findings from such audits could result in, among other penalties:

•non-payment for services rendered or recoupments or refunds of amounts previously paid for such services by our health network partners;

•refunding amounts we have been paid pursuant to the Medicare program or from payers;

•state or federal agencies imposing fines, penalties and other sanctions on us;

•temporary suspension of payment from payers for new patients to the facility or agency;

•decertification or exclusion from participation in the Medicare program or one or more payer networks;

•self-disclosure of violations to applicable regulatory authorities;

•damage to our reputation;

•the revocation of a facility’s or agency’s license; and

•loss of certain rights under, or termination of, our contracts with and health network partners.

We will likely be required in the future to refund amounts that have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.

Our use and disclosure of PII, including PHI, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure such information we hold could result in significant liability or reputational harm and, in turn, substantial harm to our health network partner and enterprise client base, membership base and revenue.

We receive, collect, store, process and use personal information as part of our business. Numerous state and federal laws and regulations inside the United States govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of PII including PHI. These laws and regulations include HIPAA, as amended by the HITECH Act, and its implementing regulations, as well as state privacy and data protection laws. HIPAA establishes a set of baseline national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, which includes the PCs, and the business associates with whom such covered entities contract for services that involve the use or disclosure of PHI, which includes 1Life and the PCs. States may enforce more stringent privacy and data protection laws exceeding the requirements of HIPAA.

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

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personal information, including health information. For example, various states, such as California and Massachusetts, have implemented privacy laws and regulations that in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our health network partners and enterprise clients and potentially exposing us to additional expense, adverse publicity and liability. The cost of compliance could be significant and require investments to enhance our technology and security infrastructure. In addition, in certain situations, regulators, partners, clients and consumers may disagree with our analysis of, and response to, data-related incidents and our execution of obligations under the laws, which may cause disputes, liability and negative publicity and harm our business, operations and prospects. In particular, some laws, such as the California Consumer Protection Act, allow for private right of action and statutory damages, which may motivate plaintiffs’ attorneys to file class action claims, which can be resource-intensive and costly to defend.

If our security measures, some of which are managed by third parties, are breached or fail, and unauthorized access to personal information or PHI occurs, our reputation could be severely damaged, harming member, client and partner confidence and may result in members curtailing their use of our services. In addition, we could face litigation, significant damages for contract breach, significant penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and the public and measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, inaccessibility of systems or information, repairing system damage that may have been caused by such breaches, remediation offered to employees, contractors, health network partners, enterprise clients or members in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants.

We outsource important aspects of the storage and transmission of personal information and PHI, and thus rely on third parties to manage functions that have material cybersecurity risks. We require our vendors who handle personal information and PHI to contractually commit to safeguarding personal information and PHI such as by signing information protection addenda and/or business associate agreements, as applicable, to the same extent that applies to us and require such vendors to undergo security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of employees’, contractors’, patients’ and members’ personal information and PHI. Any violation of applicable laws, regulations or policies by these parties, including violations that cause us to incur significant liability and put sensitive data at risk, could in turn harm our business.

We also publish statements to our members that describe how we handle and protect personal information and PHI. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of misrepresentation and/or deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, significant costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

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

Negative publicity regarding the managed healthcare industry generally could adversely affect our results of operations or business.

Negative publicity regarding the managed healthcare industry generally, or the Medicare Advantage program in particular, may result in increased regulation and legislative review of industry practices that further increase the costs of doing business and adversely affect our results of operations or business by:

•requiring us to change or increase our products and services provided to patients;

•increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which we provide services and increase the costs of providing services;

•adversely affecting our ability to market our products or services through the imposition of further regulatory restrictions regarding the manner in which plans and providers market to Medicare Advantage enrollees; or

•adversely affecting our ability to attract and retain patients.

Risks Related to Information Technology

We rely on internet infrastructure, bandwidth providers, other third parties and our own systems to provide proprietary service platforms to our members and providers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to liability and hurt our reputation and relationships with members and clients.

Our ability to maintain our proprietary service platform, including our digital health services and our electronic health records systems, is dependent on the development and maintenance of the infrastructure of the internet and other telecommunications services by third parties, including bandwidth and telecommunications equipment providers. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telephone and facsimile services. We exercise limited control over these third party providers.

Our platforms are designed to operate without perceptible interruption in accordance with our service level commitments. We have, however, experienced limited interruptions in these systems in the past, including server failures that temporarily slowed down or diminished the performance of our platforms, and we may experience similar or more significant interruptions in the future. We do not currently maintain redundant systems or facilities for some of these services. Interruptions to third party systems or services, whether due to system failures, cyber incidents (the risk of which has been higher due to the significant increase in remote work across the technology industry as a result of the COVID-19 pandemic), ransomware, physical or electronic break-ins, phishing campaigns or other events, could affect the security or availability of our platforms or services and prevent or inhibit the ability of our members or providers to access our platforms or services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in liability, substantial costs to remedy those problems or harm our relationship with our members and our business.

Additionally, any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third-party providers’ systems or our own systems to handle current or higher volumes of use could significantly harm our business. The reliability and performance of our third-party providers’ systems and services may be harmed by increased usage or by ransomware, denial-of-service attacks or related cyber incidents, which has increased due to more opportunities created by remote work necessitated by the COVID-19 pandemic. Any errors, failures, interruptions or delays experienced in connection with these third-party services or our own systems could hurt our ability to deliver our services platform and damage our relationships with health network partners, enterprise clients and members and expose us to third-party liabilities, which could in turn harm our competitive position, business, financial condition, results of operations and prospects.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased number, sophistication and activities of perpetrators of cyber-attacks, and most recently, due to the sudden and broad expansion of remote work. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we or our third-party vendors may be unable to anticipate these techniques or to implement adequate preventive measures. The risk of cyber-attacks is heightened during the COVID-19 pandemic as we and our vendors move to remote work which poses more vulnerabilities susceptible to exploitation. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Our clients, partners and members may demand that we adopt additional security measures or make further security investments, which may be costly and time-consuming. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized access to sensitive confidential information and personal information (including health information), a loss of or damage to our data, an inability to access data sources, or process data or provide our services. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely impact customer, partner, member or investor confidence in us, and reduce the demand for our services. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial or preventive measures. Although we maintain insurance covering certain security and privacy damages and claim expenses, including cyber security, we may not carry insurance or maintain coverage sufficient to compensate for all liability. Adequate insurance may not be available in the future at acceptable costs or at all and coverage disputes could also occur with our insurers. If security and privacy claims are not fully covered by insurance, they could result in substantial costs to us, which could harm our business. Insurance coverage would also not address the reputational damage that could result from a security incident. If an actual or perceived breach or inadequacy of our or our third-party vendors’ security occurs, or if we or our third-party vendors are unable to effectively resolve a breach in a timely manner, we could lose current and potential members, partners and clients, which could harm our business, results of operations, financial condition and prospects.

Our proprietary technology platforms may not operate properly, which could damage our reputation, subject us to claims or require us to divert application of our resources from other purposes, any of which could harm our business and growth.

Our proprietary technology platforms provide members with the ability to, among other things, register for our services, request a visit (either scheduled or on demand) and communicate and interact with providers, and allows our providers to, among other things, chart patient notes, maintain medical records, and conduct visits (via video, phone or the internet). Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary software from operating properly. Due to the COVID-19 pandemic, use of virtual care, including remote visits, has increased, which places a heavier demand on our technology platform and may cause performance levels to deteriorate. When we launch new features and functions within our technology platform, we could inadvertently introduce bugs or errors, including latent ones, into our platforms which could impact usability as well as technology and clinical operations. We continue to implement software with respect to a number of new applications and services. The operation of our technology also depends in part on the performance of third-party service providers. If our technology platform does not function reliably or fails to achieve member, provider, partner or client expectations in terms of performance, we may be required to divert resources allocated for other business purposes to address these issues, may suffer reputational harm, lose or fail to grow member usage, fail to retain or grow provider talent, members, partners and clients, and may be subject to liability claims.

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

Our health network partners utilize a variety of data formats, applications, systems and infrastructure. Moreover, each health network partner may have a unique technology ecosystem and infrastructure or have specific technology or certification requirements. To maintain our relationships with such partners and to continue to grow our business and membership, we may be required to meet such requirements and, in certain circumstances, our services must be seamlessly integrated and interoperable with our partners’ complex systems, which may cause us to incur significant upfront and maintenance costs. Additionally, we do not control our partners’ integration schedules. As a result, if our partners do not allocate the internal resources necessary to meet their integration responsibilities, which resources can be significant as many of them are large healthcare institutions with substantial operations to manage, or if we face unanticipated integration difficulties, the integration may be delayed. In addition, competitors with more efficient operating models with lower integration costs could jeopardize our partner relationships. If the integration process with our partners is not executed successfully or if execution is delayed, we could incur significant costs, partners could become dissatisfied and decide not to continue a strategic contractual relationship with us beyond an initial period during their term commitment or, in some cases, revenue recognition could be delayed, any of which could harm our business and results of operations.

Our members depend on our digital health platform, including our mobile app, web portal, and support services to access on-demand digital health services or schedule in-office visits. We may be unable to quickly accommodate increases in member technology usage, particularly as we increase the size of our membership base, grow our services and as the COVID-19 pandemic drives more member demand for our digital health services and virtual care. We also may be unable to modify the format of our technology solutions and support services to compete with developments from our competitors. If we are unable to further develop and enhance our technology solutions or maintain effective technical support services to address members’ needs or preferences in a timely fashion, our members, clients and partners may become dissatisfied, which could damage our ability to maintain or expand our membership and business. While any refunds or credits we have issued historically have not had a significant impact on net revenue, we cannot assure you as to whether we may need to issue additional refunds or credits for membership fees in the future as a result of member or client dissatisfaction. For example, our members expect on-demand healthcare services through our mobile app and rapid in-office visit scheduling. Failure to maintain these standards or negative publicity related to our technology solutions, regardless of its accuracy, may reduce our overall NPS, harm our reputation and cause us to lose current or potential members, enterprise clients or partners. In addition, our enterprise clients expect our technology solutions to facilitate long-term cost of care reductions through high employee digital engagement, which we market as potential benefits for employers in providing employees with One Medical memberships. If employers do not perceive our solutions and services as providing such efficiencies and cost savings, they may terminate their contracts with us or elect not to renew. Any such outcomes could also negatively affect our ability to contract with new enterprise clients through damage to our reputation. If any of these were to occur, our revenue may decline and our business, results of operations, financial condition and prospects could be harmed.

Risks Related to Taxation

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could harm our results of operations.

As of September 30, 2021, we are qualified to operate in, and file income tax returns in, 19 states as well as Washington, D.C. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely impact our results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2020, we have $398.1 million of federal net operating loss carryforwards and $465.2 million of state and local net operating loss carryforwards. The federal net operating loss carryforwards of $261.4 million arising after 2017 carry forward indefinitely, but the deduction for these carryforwards is limited to 80% of post-2020 current-year taxable income. The federal net operating loss carryforwards of $136.7 million from prior years will begin to expire in 2025. The state and local net operating loss carryforwards begin to expire in 2024. The Company has identified $25.2 million and $31.7 million of the above federal and state net operating losses, respectively, in the PCs that will expire unused due to prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a partial valuation allowance against the deferred tax assets attributable to our NOLs.

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

•any governmental investigations or inquiries into our business and operations or challenges to our relationships with our affiliated professional entities under the ASAs or to our relationships with health network partners;

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. All of our outstanding shares of common stock are eligible for sale in the public market, other than shares held by directors, executive officers and other affiliates that are subject to volume and other limitations under Rule 144 under the Securities Act. In addition, we have reserved shares for future issuance under our equity incentive plan.

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

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We may issue additional securities in the future and from time to time. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell or issue common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time, including in connection with future acquisitions or strategic transactions. If we sell any such securities in subsequent transactions, investors may be materially diluted.

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

Risks Related to Our Acquisition of Iora

We may be unable to successfully integrate Iora's business and realize the anticipated benefits of the merger.

We will be required to devote significant management attention and resources to integrating our and Iora's business practices and operations to effectively realize synergies as a combined company, including opportunities to maintain members as they become Medicare eligible, sign up incremental members, reduce combined costs, and reduce combined capital expenditures compared to both companies’ standalone plans. Potential difficulties the combined company may encounter in the integration process include the following:

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

We expect to continue to incur substantial expenses related to the integration of Iora.

We have incurred and expect to continue to incur substantial expenses in connection with integrating Iora's business, operations, networks, systems, technologies, policies and procedures of Iora with our business, operation, networks, systems, technologies, policies and procedures.

While we have assumed that a certain level of integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that were and will be incurred, by their nature, are difficult to estimate accurately at the present time. In addition, the combined company may need significant additional capital in the form of equity or debt financing to implement or expand its business plan and there can be no assurance that such capital will be available to the combined company on terms acceptable to it, or at all. If the combined company issues additional capital stock in the future in connection with financing activities, stockholders will experience dilution of their ownership interests and the per share value of the combined company’s common stock may decline. Due to these factors, the transaction and integration expenses could be greater or could be incurred over a longer period of time than we currently expect.

We and Iora have been and may continue to be targets of securities class action and derivative lawsuits which could result in substantial costs and have an adverse effect on our financial condition.

Securities class action lawsuits and derivative lawsuits are often brought against public companies and particularly those that have entered into merger agreements, and several shareholders have filed lawsuits related to the One Medical and Iora merger. We believe these lawsuits are without merit; however defending against these lawsuits, or any that may be brought in the future, could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining injunctive relief, it may adversely affect our business, financial position and results of operations.
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

1LIFE HEALTHCARE, INC.

Date: November 10, 2021	By:	/s/ Amir Dan Rubin
Amir Dan Rubin
Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Bjorn Thaler
Bjorn Thaler
Chief Financial Officer (Principal Financial and Accounting Officer)