Form 10-K
period 2021-12-31
1Life Healthcare Inc
filed 2022-02-23
CIK 1404123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39203
________________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
1

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021, was $2.7 billion. The calculation of the aggregate market value of voting and non-voting common equity excludes 56,146,113 shares of common stock of the Registrant held by executive officers, directors and stockholders that the Registrant concluded were affiliates of the Registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
The number of shares of Registrant's common stock, par value $0.001 per share, outstanding as of February 14, 2022 was 192,090,461.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2021.

2

i

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "goal," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading "Risk Factors," including, among other things:
•actual or anticipated fluctuations in our financial condition and operating results;
•variance in our financial performance from expectations of securities analysts or investors;
•changes in our projected operating and financial results;
•changes in the pricing we offer our members;
•our relationships with our health network partners and enterprise clients and any changes to or terminations of our contracts with the health network partners or enterprise clients;
•changes in laws or regulations applicable to our solutions and services;
•the impact of COVID-19 on our financial performance, financial condition and results of operations, and the financial performance and financial condition of our health network partners, our enterprise clients and others;
•announcements by us or our competitors of significant business or strategic developments, acquisitions or new offerings;
•actual or anticipated developments in our business, our competitors' businesses or the competitive landscape generally;
•publicity associated with issues with our services and technology platforms;
•our involvement in litigation, including medical malpractice claims and consumer class actions;
•any governmental investigations or inquiries into our business and operations or challenges to our relationships with our affiliated professional entities under the Administrative Services Agreements ("ASAs");
•future sales of our common stock or other securities, by us or our stockholders;
•changes in senior management or key personnel;
•developments or disputes concerning our intellectual property or other proprietary rights;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•the trading volume of our common stock;
•general economic, regulatory and market conditions, including labor shortages, inflationary pressures and any future actions taken in an effort to mitigate the effects of inflation, which could increase our costs of doing business and cause our stock price to be volatile;
•our estimates of our market opportunity and changes in the anticipated future size and growth rate of our market;
•our ability to retain and recruit key personnel and expand our sales force;
•the ability of our affiliated professional entities to attract and retain high quality providers;
•our ability to fund our working capital requirements;

•our compliance with, and the cost of, federal, state and foreign regulatory requirements; and
•our ability to successfully integrate and realize the anticipated benefits and synergies of our past or future strategic acquisitions, including our acquisition of Iora Health, Inc. ("Iora").
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
In addition, statements including "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
In this report, unless otherwise indicated or the context otherwise requires, (i) all references to "One Medical," "we," "us," "our" or the "Company" mean 1Life Healthcare, Inc., its subsidiaries, and its consolidated affiliated professional entities, (ii) all references to "1Life" refer to 1Life Healthcare, Inc. and not to its consolidated affiliated professional entities and (iii) all references to "affiliated professional entities" refer to the professional entities affiliated with 1Life or its subsidiaries through administrative services agreements. 1Life and its affiliated professional entities conduct business under the "One Medical" brand.
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

•the impact of reduced reimbursement rates paid by third-party payers, or federal or state healthcare programs due to rule changes or other restrictions;

•the impact of regulatory or policy changes in Medicare or other federal or state healthcare programs;

•our dependence on the success of our strategic relationships with third parties;

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

•fluctuations in our quarterly results and our ability to meet the expectations of securities analysts and investors; and

•the loss of key members of our senior management team and our ability to attract and retain executive officers, employees, providers and medical support personnel.

Risks Related to Government Regulation

•the impact of healthcare reform legislation and changes in the healthcare industry and healthcare spending;

•the impact of governmental or regulatory scrutiny of or challenge to our arrangements with health networks;

•our dependence on our relationships with affiliated professional entities that we may not own, to provide healthcare services;

•our ability to comply with rules related to billing and related documentation for healthcare services; and

•our ability to comply with regulations governing the use and disclosure of personal information, including protected health information, or PHI.

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

Risks Related to Our Acquisition of Iora

•our ability to successfully integrate Iora's business and realize the benefits of the merger; and

•the incurrence of substantial expenses related to the integration of Iora's business.

PART I

Item 1. Business.
Overview
Our mission is to transform health care for all through our human-centered, technology-powered model. Our vision is to delight millions of members with better health and better care while reducing the total cost of care. We are a membership-based primary care platform with seamless digital health and inviting in-office care, convenient to where people work, shop, live and click. We are disrupting health care from within the existing ecosystem by simultaneously addressing the frustrations and unmet needs of key stakeholders, which include consumers, employers, providers, and health networks. As of December 31, 2021, we have grown to approximately 736,000 total members including 703,000 Consumer and Enterprise members and 33,000 At-Risk members, and we operated 182 medical offices in 25 markets across the United States.
The current state of the healthcare ecosystem leaves key stakeholders frustrated and with unmet needs.
•Consumers. According to a 2020 report, 71% of consumers are dissatisfied with their healthcare experience, in part due to limited after-hours and digital access, long wait times for appointments, extended in-office delays, short and impersonal visits, uninviting medical offices in inconvenient locations, constrained access to specialists and a lack of care coordination across clinical settings.
•Employers. Employers find their health benefit offerings often underperforming on such fundamental objectives as attracting and engaging employees, improving employee productivity, reducing absenteeism, producing better health outcomes, increasing the safety of the workplace through screening and treating communicable diseases such as COVID-19, or managing health care costs.
•Providers. Within primary care, according to a 2019 Mayo Clinic report, over 50% of family physicians show symptoms of burnout, driven in part by misaligned fee-for-service compensation approaches incentivizing short transactional interactions, and excessive administrative tasks associated with burdensome electronic health record ("EHR") systems and convoluted insurance procedures.
•Health Networks. Health systems as well as private and government payers, have been looking to develop coordinated networks of care to better attract patients, increase attributable lives and better integrate primary care with specialty services for improved patient outcomes and lower costs. Yet even with major investments in provider groups, care management programs and technology systems, health networks have struggled to deliver on these objectives.
The U.S. commercial primary care and Medicare market together is estimated to be approximately $870 billion in 2021, including approximately $170 billion for the commercially insured population and $700 billion for the Medicare population. We estimate that the 25 markets in which we are physically present plus the four markets we are planning to launch in 2022 represent approximately $55 billion in primary care spend within the commercially insured population, and $220 billion for the Medicare population. We expect our total addressable market to grow as we further expand into additional geographies, additional services, serve additional populations and explore alternative risk-sharing reimbursement models. For example, we believe we can further expand our physical presence across the United States. The 50 largest metropolitan statistical areas in the U.S. represent an estimated market opportunity of approximately $80 billion within the commercially insured population, and $330 billion for the Medicare population. In addition, some employees of our enterprise customers can access our digital services nationally, providing us with additional growth potential and improving our ability to expand our physical footprint.
We have developed a modernized healthcare membership model based on direct consumer enrollment and third-party sponsorship across commercially insured and Medicare populations. Our membership model includes seamless access to 24/7 digital health services paired with inviting in-office care routinely covered by most health care payers. Our technology drives high monthly active usage within our membership, promoting ongoing and longitudinal patient relationships for better health outcomes and high member retention. Our technology also helps our service-minded team in building trust and rapport with our members by facilitating proactive digital health outreach as well as responsive on-demand virtual and in-office care. Our digital health services and our well-appointed offices, which tend to be located in highly convenient locations, are staffed by a team of clinicians who are not paid on a fee-for-service basis, and therefore free of misaligned compensation incentives prevalent in health care. Additionally, we have developed clinically and digitally integrated partnerships with health networks, better coordinating more timely access to specialty care when needed by members. Together, this approach allows us to engage in value-based care across all age groups, including through At-Risk arrangements with Medicare Advantage payers and the

Center for Medicare & Medicaid Services ("CMS"), in which One Medical is responsible for managing a range of healthcare services and associated costs of our members.
•Consumers. We delight consumers with a superior experience as evidenced by our average Net Promoter Score, or NPS, of 90 across our membership base over the twelve months ended December 31, 2021 and our key primary care-related Healthcare Effectiveness Data and Information Set ("HEDIS") quality measures. NPS measures the willingness of consumers to recommend a company's products or services to others. We use NPS as a proxy for gauging our members' overall satisfaction with us or our providers and loyalty to us. We calculate our NPS based on survey data using the standard method of subtracting the percentage of members who respond that they are not likely to recommend us or our providers from the percentage of members that respond that they are likely to recommend our providers, with responses based on a scale of 0 to 10. The resulting NPS is an index that ranges from a low of -100 to a high of 100.
Our technology platforms advance consumer engagement and health through proactive digital health screenings, post-visit digital follow-ups, real-time access to medical records, and around-the-clock availability of our friendly and knowledgeable providers. Our technology platforms also provide insights for our care teams across our populations that aid in our care delivery.
Our members receive access to 24/7 on-demand digital and virtual health services with quick response times. Members also have access to scheduled virtual visits as well as inviting in-office care in convenient locations with same day or next day appointments from a warm and caring staff. In addition to supporting members with routine and preventative primary, chronic and acute care, we provide lab- and immunization services, COVID-19 testing and care, behavioral health, women's health, men's health, LGBTQ+ care, pediatrics, geriatrics, sports medicine, lifestyle and well-being programs.
•Employers. We support more than 8,500 enterprise clients across a diverse set of industries in achieving key goals of their health benefits offerings such as attracting and engaging employees, improving employee productivity and well-being, and delivering higher levels of value-based care. We are also helping them increase the safety of their workplace through screening for, treating, and immunizing against communicable diseases such as COVID-19. With real-time video and phone consults available typically within minutes, and same and next day in-office appointments, we have demonstrated a 41% reduction in emergency room visits and total employer cost savings of 8% or more based on a 2018 report. Additionally, a peer-reviewed study published in the Journal of American Medical Association (JAMA) Network Open in 2020 linked our membership-based, primary care model combining virtual, near-site and work-site services with 45% lower total medical and prescription claims costs for one employer, including 54% lower spending on specialty care, 43% lower spending on surgery, 33% lower spending on emergency department care, and 26% lower spending on prescriptions. Since then, we have further evolved our service offering, including scheduled virtual visits or behavioral health visits, which we believe provides additional value to employers and their employees. We have also launched a 24/7 virtual only service offering which is available exclusively to employees of our employer customers in geographies where we do not yet have a physical presence. This service offering allows employers to provide One Medical to all of their employees regardless of their location, while providing us with better insights about employer demographics and potential future demand for our other offerings. Employers typically cover our membership fee for their employees, with over 75% of employers also covering their employees’ dependents’ memberships as of December 31, 2021. Employers can add our services at any point during the year, as our services typically fit within their existing health benefits offerings and are typically covered under an employer’s routine health insurance benefit program, allowing for seamless and quick implementation. Within enterprise clients, we estimate that our median activation rate as of December 31, 2021, was over 40%, which we believe we can increase over time. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee.
•Providers. Our culture, technology, team-based approach, and salaried provider model help address the fundamental issues driving physician burnout. Our culture allows us to attract and retain top board-certified physicians and premier team members. We are focused on continuing to increase our diversity amongst providers so that our provider base reflects the diversity of the communities and members we serve. Our proprietary technology platforms allow for meaningful reductions in desktop medicine burdens, which are the excessive administrative hassles associated with the use of EHRs. Our support team takes on many of the administrative burdens for scheduling and insurance coordination. Our in-office and virtual medical teams jointly deliver longitudinal health care. Our salary-based provider compensation model incentivizes delivery of the right care at the right time, without the adverse financial incentives that fee-for-service or compensation systems can have on clinical decision-making.
•Health Networks. Health networks partner with us for consumer-driven care, direct-to-employer relationships, coordinated networks of attributable lives, and At-Risk arrangements where we are responsible for managing a range of healthcare services and associated costs for our members. Through our partnerships, we connect our primarily working-age, commercially insured membership base with health networks without the costs and risks these health networks typically face in the development of their own primary care networks. In our Medicare business, we partner with health care payers to enable members to access our service and enter into At-Risk arrangements where we are responsible for managing a range of healthcare services and associated costs of our members. We clinically and digitally integrate with our health network partners to advance more seamless member access to partner specialists and facilities when needed, while supporting reductions in duplicative testing and excessive delays often seen across uncoordinated healthcare settings. Such coordinated care can deliver better service levels and outcomes for consumers, while advancing employee productivity and value-based care to employers and our payer partners.
We believe our model is highly scalable. Our business is driven by growth in Consumer and Enterprise members, and At-Risk members (see also Part II, Item 7 to this Annual Report, "Management's Discussion and Analysis — Key Metrics and Non-GAAP Financial Measures"). We have developed a modernized membership model based on direct consumer enrollment and third-party sponsorship. Our membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered by most health care payers. Consumer and Enterprise members join either individually as consumers by paying an annual membership fee or are sponsored by a third party. At-Risk members are members for whom we are responsible for managing a range of healthcare services and associated costs. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging. We are physically present in 25 markets as of December 31, 2021, comprised of Atlanta, Austin, Boston, Birmingham, Cape Cod, Charlotte, Chicago, Columbus, Denver, Greensboro, Hanover, Houston, Huntsville, Kansas City, Los Angeles, New York, Orange County, Phoenix, Portland, Raleigh-Durham, San Diego, the San Francisco Bay Area, Seattle, Tucson, and Washington, D.C., and serve patients across all stages of life, from the working-age, commercially-insured population and associated dependents to the Medicare populations. For the twelve months ended December 31, 2021, we retained 9 out of every 10 of our consumer members, 90% of our enterprise contract value and more than 8 out of every 10 of our At-Risk members. We grew our total membership by 307% from December 31, 2016 through December 31, 2021.
We derive net revenue, consisting of Medicare revenue and commercial revenue, from multiple stakeholders, including (i) consumers, (ii) enterprise clients such as employers, schools, and universities, and (iii) health networks such as health systems and private and government payers.
We generate Medicare revenue from (i) Capitated Revenue from At-Risk arrangements with Medicare Advantage payers and CMS, and (ii) fee-for-service and other revenue from fee-for-service visits for Other Patients not covered under At-Risk arrangements and from certain payers for clinical start-up, administration, or on-going coordination of care activities associated with providing care to At-Risk members and other Medicare patients.
We generate commercial revenue from (i) partnership revenue from our health system partners with whom we have clinically and digitally integrated, on a per member per month (“PMPM”) basis, largely fixed price or fixed price per employee contracts with enterprise clients for medical services and COVID-19 on-site testing services for enterprise clients, schools and universities where we typically bill such customers a fixed price per service performed, (ii) net fee-for-service revenue from reimbursements received from our members' or other patients' health insurance plans or those with billing rates based on our agreements with our health network partners for healthcare services delivered to Consumer and Enterprise members on a fee-for-service basis, and (iii) membership revenue through the annual membership fees charged to either consumer members or enterprise clients, as well as fees paid for our One Medical Now service offering.
Industry Challenges and Our Opportunity
The current state of the healthcare ecosystem leaves key stakeholders frustrated and with unmet needs, delivering suboptimal results for consumers, employers, providers and health networks. We believe that these unmet needs represent a significant opportunity for us.
Consumers

According to a 2020 report, approximately 71% of consumers are dissatisfied with their healthcare experience. Their frustrations include long lead times to schedule physician appointments and long waits once checked-in at provider offices. Appointments often occur in crowded medical offices and are typically short in duration, affording limited time to develop deeper provider-patient relationships. Opportunities to engage with providers before and after visits, as well as during nights and weekends, are often limited or non-existent, even though healthcare needs are not constrained to the operating hours of provider offices. Care delivered is also often uncoordinated with providers, leaving consumers to navigate their own way through a complex system.
Employers
To attract and retain staff, employers are making significant investments in health benefits; yet, as commercial insurance costs have reached record highs, employers and employees remain frustrated. Barriers to accessing timely care during the day and after business hours cause employees to miss work and lose productivity. As a result, many employees self-direct to higher cost settings such as emergency rooms. Additionally, uncoordinated care across primary care, specialty care and behavioral health settings creates frustration and causes excessive spending. According to a 2018 study from the National Academy of Medicine, approximately 30% of all U.S. healthcare spending is estimated to be avoidable wasted spending.
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
Health Networks
While many health networks have sought to better integrate primary care with specialty and hospital care, they may underperform on service, access, and coordination of care. This is partly due to their internal incentive systems, processes, and technologies, which are typically focused on addressing high revenue specialty care, rather than best supporting primary care. Moreover, primary care networks can be very costly to develop, and can require significant ongoing investments to operate, while often underperforming on strategic and financial objectives. According to the American Hospital Association's Futurescan survey of hospital CEOs and leaders published in 2019, 75% of hospital and health systems operate their primary care networks at a loss or are willing to do so, with 76% of health system leaders indicating they are pursuing or are likely to pursue external relationships to advance their physician networks and better serve consumers.
We have developed a human-centered, technology-powered primary care model that simultaneously addresses the aforementioned frustrations and unmet needs of key stakeholders. As we continue to deploy our model at scale, we disrupt the healthcare ecosystem from within its current structure through our:
•modernized healthcare membership model based on direct consumer enrollment and third-party sponsorship;
•seamless care delivery that integrates across multiple digital and in-person modalities;
•inviting offices with high quality service in convenient locations;
•partnerships with health networks, including alignment with payers;
•premier salaried medical group;
•advanced technology-powered systems; and
•service-oriented team implementing Lean processes.
Our Value Proposition

Our modernized human-centered and technology-powered primary care model simultaneously addresses the frustrations and unmet needs faced by key stakeholders.
Value Proposition for Consumers
•Greater engagement for better health and better care. We regularly and proactively engage our members digitally and in-person. Members can digitally access medical information, prescriptions, lab results and other health data, and can reach out to our team regarding medical issues or health questions around-the-clock. Members may receive digital health status check-ins before and after office encounters, and our technology facilitates further follow-up with our providers.
•Unique digital health experience. Our dedicated and compassionate providers and other team members deliver 24/7 digital care. Members engage through our website or mobile app in timely synchronous and asynchronous interactions, selecting their communication modality of choice, including messaging, text, voice and video. Our in-house virtual team delivers 24/7 service to address health concerns and administrative questions, coordinating with our in-office providers through a common EHR that is shared across digital and in-office settings.
•Superior in-office care experience. We are focused on providing kind and attentive in-person care in aesthetically pleasing offices with contemporary interior designs. We offer same- or next-day appointments with minimal wait upon arrival in locations convenient to where consumers work, shop and live. Members enter into first-name relationships with providers who greet them upon arrival and walk them out upon appointment completion. Our approach allows for more time to thoroughly address a broader array of issues and to develop deeper relationships than traditional primary care settings.
•Longitudinal approach to care. Our approach treats the whole person by including the physical, mental, social, emotional and administrative needs of our members. In addition to supporting members with routine and preventative primary, chronic and acute care, we provide lab- and immunization services, COVID-19 testing and care, behavioral health, women's health, men's health, LGBTQ+ care, pediatrics, geriatrics, sports medicine, lifestyle and well-being programs. We proactively reach out to members to assess their health status and mental wellness and follow up with reminders on key health initiatives. These initiatives support the health of our members with the goal of avoiding more costly care in the future.
•Greater care coordination. We can serve as a trusted advisor to our members and, through our administrative teams and technology, help them better navigate the healthcare ecosystem. Our health network partnerships further advance clinically and digitally integrated care across primary, specialty and acute care settings by streamlining access to leading specialists and reducing delays and duplicative tests.
•Improved health outcomes. We help drive better health outcomes for our members, as reflected in our key primary care-related HEDIS quality metrics. To prevent avoidable conditions and advance health, we can conduct population health initiatives such as proactively screening for cancers, chronic diseases, anxiety and depression.
•COVID-19. We offer COVID-19 testing and counseling across all of our markets, including in our offices and in several mobile COVID-19 testing sites. We also administer COVID-19 vaccines in select geographies.
Value Proposition for Employers
•Differentiated and highly valued employee benefit. We believe our model enhances the benefits offering of employers, improving their recruitment and retention of talent.
•Increased workforce productivity. We reduce time away from work as well as employee distraction related to illness, injury or other medical conditions by providing quick and convenient access to care for employees and dependents, including virtual care. With longer appointments, we address more needs in our primary care setting, reducing avoidable referrals and additional time away from work. Additionally, our ability to facilitate timely specialist appointments with our health network partners further reduces an employee's distraction while waiting for specialty care.
•Reduced costs. We reduce health care costs by increasing employee productivity and providing value-based care, substituting higher cost emergency room and specialty services with lower-cost primary care. We help avoid unnecessary testing and higher cost branded prescriptions through best practice clinical protocols embedded in our technology. For example, we have demonstrated a 41% reduction in emergency room visits and total employer cost savings of 8% or more. A peer-reviewed study published in JAMA Network Open in 2020 linked our membership-based, primary care model combining virtual, near-site and work-site services with 45% lower total medical and prescription claims costs for one employer.
•Insights on improving employee health and value-based care. We support population health improvement and medical cost assessment by analyzing anonymized aggregated health record information and employee health engagement patterns. We work with employers to better understand the health needs of their employees as well as to review overall utilization patterns. Our aggregated anonymized EHR information allows for timelier and deeper insights to help employers improve their health benefits programs and achieve higher levels of value.
Value Proposition for Providers
•More fulfilling way to practice. Our providers develop meaningful relationships with our members over time, allowing them to help improve healthy behaviors and better coordinate member health needs. Their relationships with members are more longitudinal and less transactional. Our providers are also supported by our technology platforms which enable them to practice at the top of their license while serving patients throughout all stages of life, making their work more professionally rewarding while reducing factors driving burnout.
•Team-based approach across care modalities. Our in-office providers and our virtual team collaborate for longitudinal health care across time and settings. Our virtual care team and administrative specialists reduce our in-office providers' workloads while promoting 24/7 care. Providers can better focus on caring for patients during clinical interactions, while excessive administrative tasks can be handled by other team members.
•Purpose-built technology platforms. Our proprietary technology platforms are developed with significant provider input and are purpose-built for primary care. For example, our technology is focused on capturing and surfacing the most meaningful clinical insights in a workflow that is intuitive to providers. Our platform meaningfully reduces administrative workloads by intelligently automating, streamlining and routing tasks across our network to the most appropriate team member, resulting in faster response times while freeing up providers to focus on caring for members.
•Salaried model with flexible work schedules. Our salaried model avoids adverse fee-for-service and capitation incentives, and does not financially reward or penalize our providers based on utilization. It supports the delivery of the right amount of care in the best setting without impacting provider take-home pay. Additionally, we have flexible work arrangements and opportunities to practice in office or virtually. We believe this results in a better quality of life and work-life balance. With a presence in markets across the country, we also increasingly offer providers mobility opportunities.
Value Proposition for Health Networks
•Expansion of health networks. Our partnership model allows health networks to augment their existing primary care and network strategies, without significant additional investment in capital, technology or management resources. Partnering with us can be a more effective, expeditious, economical, and less risky way of developing a coordinated network of attributable lives. Additionally, our model can better position health networks with consumers and employers by focusing on consumer-driven care and facilitating direct-to-employer relationships.
•Attractive customer base. Health networks look to partner with us to proactively establish relationships with our members. These partnerships allow health networks to better connect with our largely commercially insured membership base.
•Coordinated care. We clinically and digitally integrate our modernized primary care model with our health network partners' provider networks, better coordinating care for members across a continuum of settings. We digitally integrate EHR information, avoiding duplicative testing often seen when patients are referred across care settings. Through better coordination, we provide members with more seamless access to specialty care when needed. We simultaneously reduce excessive health network administrative costs by linking our referral processes and digital technologies with health network partners. This coordination of care can lead to better experiences and outcomes for members, as well as reduced costs.

•Value Based Care. Our primary care model focuses on providing the right care at the right time, thereby reducing the need for costly and potentially unnecessary medical care which is often prevalent in the current fee-for-service healthcare system. As a result, we enter into At-Risk arrangements with payers such as Medicare Advantage plans and CMS, where we are responsible for managing a range of healthcare services and associated costs of our members.
Our Competitive Strengths
We believe the following are our key competitive strengths.
Modernized Membership-Based Model
Our membership-based model supports ongoing and longitudinal relationships where we can serve as trusted advisors to our members and as partners to our enterprise clients and health networks. Our model also generates stable revenue which is recurring in nature. By having an enrolled population of members, we can proactively reach out to members to encourage adherence to treatment protocols or to check in on their care needs. The relationship inherent in a membership model is very different than the traditional model of transactional patient care visits, where a provider typically only engages with a patient if the patient comes in for a visit. We proactively engage with our members on a regular basis through our digital platform and in our welcoming offices, and believe we are better able to develop long-term connections and relationships with them.
Extraordinary Customer Experience
Our human-centered approach is focused on providing a superior experience to our members, as evidenced by the bundling of services within our membership model, the way we hire and train our team, the culture of caring we foster, our easy-to-use technology, our 24/7 digital health, our inviting in-office care, our compassionate and salaried providers and our streamlined Lean processes. Whether members call, click or visit, they experience outstanding service, as evidenced by our average NPS of 90 across our membership base over the twelve months ended December 31, 2021. See "Overview" section above for a description of how we calculate NPS. Our virtual care is available around-the-clock. Our inviting medical offices are well-appointed and modern, and our providers and staff are very friendly and trained in customer service. We are committed to not keeping members waiting long, if at all, and our longer appointments provide our team with more time to address member needs. Our technology is designed to promote frictionless access, ease of use and high engagement. We look to address the whole-person needs of our members, providing physical and mental health services, lab services, and coordinating specialty services with health network partners. Our administrative staff is available to answer benefits questions and help navigate the healthcare ecosystem on behalf of our members.
Simultaneously Addressing the Needs of Consumers, Employers, Providers and Health Networks
Our modernized model simultaneously addresses the frustrations and unmet needs of key stakeholders, transforming health care from within the current ecosystem. For consumers, we deliver an extraordinary experience and superior results, including on key primary care-related HEDIS quality measures. For employers, we help improve employee productivity through frictionless access to virtual and in-office care and reduce medical costs by avoiding unnecessary emergency room and specialty visits. For providers, we create a more engaging and manageable primary care work environment by leveraging a salaried model and our proprietary technology. With health networks, we clinically integrate to expand their connections to commercially insured enrollees, and we are in-network with most health insurance plans in all of our markets. Our ability to lower medical costs for our members also allows us to enter into value based arrangements with select health networks such as Medicare Advantage health plans and CMS. Accordingly, we believe our model delivers differentiated value to all key stakeholders simultaneously within the current healthcare ecosystem.
Engaged, Salaried Providers Delivering Best-in-Class Care
We offer an outstanding environment to practice primary care, as reflected in our high provider retention rates and strong engagement scores. Our salaried compensation approach allows our providers to deliver patient-centered care without impacting their pay as might be the case under fee-for-service compensation approaches. Our providers also have significantly fewer EHR tasks to complete due to our proprietary technology that is purpose-built for primary care, freeing up their time to focus on delivering outstanding clinical care.
Proprietary Technology Platforms

Our ability to simultaneously deliver significant value to key stakeholders is deeply rooted in our purpose-built, modernized technology platforms. Our proprietary technology platforms power all aspects of our company: engaging members, supporting providers and advancing business objectives. Our technology allows us to proactively engage members with personalized clinical outreach and improve health through online scheduling, virtual provider visits and ready access to health information. Our technology also supports providers by leveraging machine learning to reduce and re-route tasks that needlessly create administrative burdens while supporting team-based care. This allows providers to spend more time delivering clinical care, while facilitating higher levels of member responsiveness. Our technology also advances operational efficiencies, as our product designers and engineers collaborate closely with clinical and operational team members to observe and optimize workflows in ways that support better tracking of our members' health and outcomes. Our platform is built on a modern cloud-based technology stack, employing Agile development cycles and a DevOps approach to infrastructure. Our modular, service-oriented architecture utilizes Application Programming Interface ("API") standards for ease of implementing new functionalities and integrating with external systems.
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
Grow membership in existing markets
We have significant opportunities to increase membership in our existing markets through (i) new sales to consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients, (iii) expansion of the number of At-Risk members including Medicare Advantage participants or Medicare members for which we are at risk as a result of CMS' Direct Contracting Program, (iv) expansion of Medicare Advantage payers, with whom we contract and (v) adding other potential services.
As of December 31, 2021, we had more than 8,500 enterprise clients. Of our 703,000 Consumer and Enterprise members as of December 31, 2021, 61% were from our enterprise clients. Within enterprise clients, our median activation rate as of December 31, 2021 was over 40%. We believe the number of clients, the number of eligible lives and enrolled members will increase over time as our brand awareness grows and our customer relationships mature. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee. Additionally, while the percentage of enterprise clients offering our services to dependents of their employees has grown from 67% in 2016 to over 75% as of December 31, 2021, we believe we have continued room to further grow the number of enterprise clients offering membership benefits to dependent of their employees. Furthermore, as we continue to scale our presence, we anticipate an increasing number of larger national and regional employers will look to partner with us for our services.
As of December 31, 2021, we also had approximately 33,000 At-Risk members and partnered with 8 Medicare Advantage payers across our 10 geographies where we have At-Risk members.

Expand into new markets
We are physically present in 25 markets with plans to enter four new markets in 2022. We assess potential markets using a variety of metrics, including population demographics and density, employer presence, potential health network partners, and other factors. In addition, we launched One Medical Now, a service offering that provides 24/7 access to unlimited virtual care nationwide, which is sold to new and existing enterprise clients to cover employees in geographies where we are not yet physically present. We do not count employees who have access to or use One Medical Now as members, but we believe this new virtual offering may help us enroll new members in a new geography if and when we decide to offer our in-person offering. We believe some or all of our service offerings are viable in most geographies across the United States.
As of December 31, 2021, our At-Risk offering was available in 10 markets, and our commercial offering was available in 19 markets. We expect to continue to expand our At-Risk offering into markets where we currently only have a commercial offering, as well as our commercial offering into markets where we currently only have an At-Risk offering. In addition, we plan to enter new markets to continue to grow our business. Given our service offering, we can expand our Medicare Advantage offering throughout the year and are not beholden to the annual Medicare enrollment cycle.
We are one of a select group of companies that participate in the Direct Contracting Program, which is an initiative with a new payment model in which CMS contracts directly with provider-entities designated by CMS as Direct Contracting Entities. As a result, we have an opportunity to expand our Direct Contracting service offering to new geographies over time.
Grow health network partnerships
To accelerate our growth and presence, we can extend existing health network partnerships into new markets where our partners may also have a presence, or we can enter into new health network partnerships in new or existing markets. In 2021, we entered into three markets with new health network partners, and added 8 Medicare Advantage payers and the Direct Contracting Program with CMS to our health network partnerships.
Expand services and populations
We currently provide services to members across all stages of life. In addition to supporting members with routine and preventative primary, chronic and acute care, we typically provide lab and immunization services, women's health, men's health, LGBTQ+ care, pediatrics, geriatrics, sports medicine, lifestyle and wellbeing programs. In addition, we expanded our service offering in part as a response to COVID-19 and launched several new billable services, including:
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
The principal competitive factors in our industry include:
•patient engagement, satisfaction and utilization;
•convenience, accessibility and availability;
•brand awareness and reputation;
•technology capabilities including interoperability with legacy enterprise and health network infrastructures;
•ability to address the needs of employers and payers;
•ability to attract and retain quality providers;
•ability to reduce costs;
•level of participation in insurance plans;
•alignment with health networks;
•domain expertise in health care, technology, sales and service;
•scalability of models; and
•operational execution abilities.
We believe that we compete favorably with our competitors on the basis of these factors and we believe the offerings of competitors inadequately address the needs of key stakeholders simultaneously or fail to do so at scale.
Sales and Marketing
Our marketing and sales initiatives focus on member growth through three primary avenues: directly acquiring consumer and Medicare members, working with Medicare agents and brokers, and signing agreements with employers that sponsor employee memberships as part of their benefits packages. We use marketing and sales strategies to reach consumers, Medicare eligibles, as well as enterprise benefits leaders. Enterprise marketing and sales strategies also include account-based marketing, business development initiatives, and client service teams focused on customer acquisition, employee enrollment, and member engagement. With a growing national model that is now even larger with the recent addition of Iora, we aspire to be the most loved brand in health care. We anchor our brand messaging on how we delight our members with human-centered, technology-powered care.
Consumer Sales & Marketing
When we market and sell directly to individuals who are not Medicare eligible, we initially focus on increasing brand awareness, followed by performance marketing targeted toward member enrollment.
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
Enterprise Sales & Marketing
Our in-house enterprise sales force is organized by geography and customer size. To support our sales force, we segment market data to help with prospect qualification and leverage publicly available and trade organization material to focus on enterprise clients who we believe value health outcomes and medical cost reduction targets. The sales analytics team further supports our value to employers with population health data and medical cost assessment. Additionally, our client services team actively manages our customer accounts through in-depth reporting on metrics such as NPS, member activation, utilization, engagement, and value.
We also work with channel partners such as health plans, payroll and professional employer organizations to reach enterprise clients, including small and midsize businesses and early stage new businesses. Additionally, we partner with select regional and national benefits brokers and consultants to educate potential customers on our offerings.
After onboarding new enterprise accounts, we shift our focus to enrolling and engaging employees. These efforts include on-site visits to employers, enterprise email communications, and social media and other forms of performance marketing. In 2021, these efforts also increasingly included COVID-19 screening and testing, and flu vaccination campaigns.
Medicare Sales & Marketing
Our growth strategy to the Medicare population is focused on balancing brand awareness and lead generation through paid media, organic activities and community outreach. We create brand awareness through TV, radio, print and out of home advertising, which is focused on telling our story and highlighting relationship-based care. We also add a variety of digital media and direct mail to drive lead generation and patient acquisition. We build fully integrated campaigns that vary by market based on market penetration, objectives and market response rates to different initiatives.
In addition to paid media, we focus on organic media through Search Engine Optimization ("SEO") work, online reviews and driving word of mouth through our patient base.
We also deploy a field sales team who manages community outreach and local presence. This team works with agents and brokers to educate them on our care model. They also look for opportunities to connect with prospects directly in the communities we serve. Lastly, we have utilized third party telesales vendors to help drive new sales.
Intellectual Property
We believe that our intellectual property rights are important to our business. We rely on a combination of trademarks, service marks, copyrights, trade secrets, and patent applications to protect our proprietary technology and other intellectual property. As of December 31, 2021, we exclusively own eleven registered trademarks in the United States, including One Medical and Iora marks, with additional registrations currently pending. In addition, we have registered domain names for websites that we use or may use in our business. As of December 31, 2021, we had no issued patents and one pending patent application in the United States. Currently, we do not have patent protection for any of our proprietary technology, including our technology platforms, mobile app or web portal. As of December 31, 2021, we have registered copyright ownership of the Healthy Together Playbook, an important part of our Healthy Together return-to-work program helping employers to safely bring their workforce back together amidst the pandemic.
We seek to control access to and distribution of our proprietary information, including our algorithms, source and object code, designs, and business processes, through security measures and contractual restrictions. We seek to limit access to our confidential and proprietary information on a "need to know" basis and enter into confidentiality and nondisclosure agreements with our employees, consultants, customers, vendors, and others that may receive or otherwise have access to any confidential or proprietary information. We have company policies relating to intellectual property protection and we train our workforce on the same from time to time. We also obtain written invention assignment agreements from our employees, consultants, and vendors that assign to us all right, interest, and title to inventions and work product developed during their employment or service engagement with us. In the normal course of business, we provide our intellectual property to external parties through licensing or restricted use agreements. We have established a system of security measures to help protect our computer systems from security breaches and computer viruses. We have employed various technology and process-based methods, such as clustered and multi-layer firewalls, intrusion detection systems, vulnerability assessments, threat intelligence, content filtering, endpoint security (including anti-malware and detection response capabilities), email security mechanisms, and access control mechanisms. We also use encryption techniques for data at rest and in transit.
Government Regulation
The healthcare industry and the practice of medicine are governed by an extensive and complex framework of federal and state laws, which continue to evolve and change over time. The costs and resources necessary to comply with these laws are high. Our profitability depends in part upon our ability, and that of our affiliated professional entities and their providers, to operate in compliance with applicable laws and to maintain all applicable licenses. A review of our operations by courts or regulatory authorities could result in determinations that could adversely affect our operations, or the healthcare regulatory environment could change in a way that restricts our operations.

Practice of Medicine

Corporate Practice of Medicine and Fee-Splitting

We contract with our affiliated professional entities, who in turn employ or retain physicians and other medical providers to deliver professional clinical services to patients. We typically enter into ASAs with our affiliated professional entities pursuant to which we provide them with a wide range of administrative services and receive payment from the affiliated professional entity. These administrative services arrangements are subject to state laws, including those in certain of the states where we operate, which prohibit the practice of medicine by, and/or the splitting of professional fees with, non-professional persons or entities such as general business corporations.

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

Practice of Medicine and Provider Licensing

The practice of medicine by our affiliated professional entities is subject to various federal, state, and local laws and requirements, including, among other things, laws relating to the practice of medicine (including remote care), quality and adequacy of care, non-physician personnel (including advanced practitioners and non-clinicians), supervisory requirements, behavioral health, medical equipment, and the prescribing and dispensing of pharmaceuticals and controlled substances.

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

Other Healthcare Laws

The False Claims Act and its implementing regulations include several separate criminal penalties for making false or fraudulent claims to non-governmental payers. The healthcare fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, which includes private payers. Violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government healthcare programs. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme, or device, or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. The federal government engages in significant civil and criminal enforcement efforts against healthcare companies under the False Claims Act and other civil and criminal statutes. False Claims Act investigations can be initiated not only by the government, but by private parties through qui tam (or whistleblower) lawsuits. Penalties for False Claims Act violations include fines ranging from $12,537 to $25,076 per false claim or statement (as of January 2022, and subject to annual adjustments for inflation), plus up to three times the amount of damages sustained by the federal government. Violations of the False Claims Act violations can also result in exclusion from participation in government healthcare programs. In addition, many states have adopted analogous or similar fraud and false claims laws.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, (1) inappropriate billing of services to government healthcare programs, (2) employing or contracting with individuals or entities who are excluded from participation in government healthcare programs, and (3) offering or providing Medicare or Medicaid beneficiaries with any remuneration, including full or partial waivers of co-payments and deductibles, that are likely to influence the beneficiary's selection of a particular provider, practitioner, or supplier (subject to an exception for non-routine, unadvertised co-payment and deductible waivers based on individualized determinations of financial need or exhaustion of reasonable collection efforts).

State and Federal Health Information Privacy and Security Laws

We must comply with various federal and state laws related to the privacy and security of personal information, including health information. In particular, HIPAA, as amended by the HITECH Act, and its implementing regulations, establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of PHI. The affiliated professional entities are regulated as covered entities under HIPAA. HIPAA's requirements are also directly applicable to the contractors, agents, and other business associates of covered entities that create, receive, maintain, or transmit PHI in connection with their provision of services to covered entities. 1Life and its subsidiaries are business associates of the affiliated professional entities, health network partners and other covered entities when performing certain administrative services on their behalf.

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

Violations of HIPAA can result in significant civil and criminal penalties and a single breach incident can result in violations of multiple standards. Many states in which we operate have their own laws protecting the privacy and security of personal information, including health information. We must comply with such laws in the states where we do business in addition to our obligations under HIPAA. In some states, such as California, state privacy laws are even more protective than HIPAA. It may sometimes be necessary to modify our operations and procedures to comply with these more stringent state laws. State data privacy and security laws are subject to change, and we could be subject to financial penalties and sanctions if we fail to comply with these laws.

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

Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal physician self-referral law, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain "designated health services" if the referring physician or a member of the physician's immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, unless an exception applies. The Stark Law is a strict liability statute, which means intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of various fraud, waste, and abuse laws, including the Stark Law, can be considered a predicate legal violation to submission of a false claim under the federal False Claims Act (described below) on the grounds that a provider impliedly certifies compliance with all applicable laws and rules when submitting claims for reimbursement. Penalties for violating the Stark Law may include: denial of payment for services ordered in violation of the law, recoupments of monies paid for such services, civil penalties for each violation and three times the dollar value of each such service, and exclusion from participation in government healthcare programs. Violations of the Stark Law could have a material adverse effect on our business, financial condition, and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute, which, subject to certain exceptions known as "safe harbors," prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for, or to induce, the (1) the referral of a person covered by government healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under government healthcare programs, or (3) the purchasing, leasing, ordering, or arranging or recommending the purchasing, leasing, or ordering, of any item or service reimbursable under government healthcare programs. Federal courts have held that the Anti-Kickback Statute can be violated if just one purpose of a payment is to induce referrals. Actual knowledge of this statute or specific intent to violate it is not required, which makes it easier for the government to prove that a defendant had the state of mind required for a violation. In addition to a few statutory exceptions, the Human Services Office of Inspector General, or OIG, has promulgated safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but business arrangements that do not fully satisfy all elements of a safe harbor may result in increased scrutiny by OIG and other enforcement authorities. Violations of the Anti-Kickback Statute can result in exclusion from government healthcare programs as well as civil and criminal penalties, including fines of $50,000 per violation and three times the amount of the unlawful remuneration. Violations of the Anti-Kickback Statute could have a material adverse effect on our business, financial condition, and results of operations.

State Fraud, Waste and Abuse Laws

Several states in which we operate have also adopted similar fraud, waste, and abuse laws to those described above. The scope and content of these laws vary from state to state and are enforced by state courts and regulatory authorities. Some states' fraud and abuse laws, known as "all-payer laws," are not limited to government healthcare programs, but apply more broadly to items or services reimbursed by any payer, including commercial insurers. Liability under state fraud, waste, and abuse laws could result in fines, penalties, and restrictions on our ability to operate in those jurisdictions.

Our Health Network Partnerships
Our health network partnerships include health system partners and arrangements with private and government payers.
Health System Partners
We have entered into strategic partnership arrangements with each of our health system partners under which we and the health system partner create a clinically integrated care delivery model that coordinates our network of affiliated primary care practices with the health system partner's healthcare system to better deliver coordinated care for members, improve operational efficiencies, and deliver value to employers and other players.
Fee Structure
Under most of the strategic partnership arrangements, the health system partners contract with one or more of our affiliated professional entities for professional clinical services and contract with 1Life for management, operational and administrative services, including billing and collection services and designing and managing the day-to-day administration of the business aspects of the primary care practices. Under these arrangements, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health system, and the health system receives the fees for the services provided, including those paid by members' insurance plans. In return for these professional clinical, management, operational and administrative services, we receive (i) fees from these health system partners on a PMPM basis, which may be based on various factors such as visit rates, other primary care relationships our health system partners may have, and the rates these health system partners receive from payers, or (ii) fee-for-service payments based on our health system partners' health insurance contracts.
Term and Termination
The term of each strategic partnership arrangement is typically five or more years and automatically renews for additional two- to five-year terms unless either we or the health system partners decide not to renew. We or the health system partners generally may terminate a strategic partnership arrangement with 90 days' notice upon certain events such as uncured breach, mutual consent, or a change in law that conflicts with the applicable arrangement. The strategic partnership arrangements generally may be terminated immediately upon certain events such as bankruptcy, exclusion and in some cases, business combinations involving us and a specified competing health system. Certain health system partners may also terminate upon their determination that we no longer meet their criteria for clinical partnership or the values or mission of the health system partner.
Exclusivity and Non-Solicitation
Under the terms of strategic partnership arrangements, we typically cannot enter into a similar arrangement with direct competitors to the health system partner within the territory covered by the strategic partnership arrangement. Additionally, the terms of some of the strategic partnership arrangements include a mutual non-solicitation clause, prohibiting us and our health system partners from soliciting each other's employees during the term of the arrangement and for one year following its expiration, subject to certain customary recruiting practices.
Clinic Commitments and Development Fees
Pursuant to each strategic partnership arrangement, we typically commit to open an initial number of clinics, ranging from low single digits to mid-teen double digits depending on the area covered, within the initial term. Our health system partners pay us certain development fees for the opening of each clinic.
Arrangements with Private and Government Payers
We have entered into At-Risk arrangements with a variety of Medicare payers such as private Medicare health plans including large national and regional payers, as well as with CMS, in which we receive a PMPM fee and are responsible for managing a range of healthcare services and associated costs of our members. Our At-Risk arrangements with private payers are generally managed on a region by region basis and we typically enter into a separate contract in each region with a payer's local affiliate.

The PMPM fee that we receive is determined in part by these payers and is based on a variety of patient factors such as age and demographic benchmarks, and further adjusted to reflect the underlying complexity of a patient’s health conditions (acuity). Under certain contracts, we may also adjust the PMPM fees for a percentage share of any additional gross capitated revenues and associated medical claims expense generated by the provision of healthcare services not directly provided by us.

Private Payer Arrangements
Our At-Risk arrangements with private payers generally range from two to 11 years and will typically renew automatically for additional one- to two-year terms unless either we or the private payer decide not to renew. In general, at the end of an initial term, we or the private payer may terminate an arrangement with not less than 120 days’ notice. Also, we or the private payer generally may terminate an arrangement immediately upon certain events such as bankruptcy and exclusion or with 60 days' notice upon certain events such as uncured breach, mutual consent, or a change in law that conflicts with the applicable arrangement.

Direct Contracting Arrangement with CMS
We have entered into an agreement with the CMS’ Direct Contracting Program. The Direct Contracting Program is an initiative with a new payment model in which CMS contracts directly with provider-entities as Direct Contracting Entities, or DCEs, and is part of CMS’ strategy to drive broader healthcare reform and accelerate the shift from Medicare’s original fee-for-service model toward value-based care models. We are one of a limited group of companies chosen by CMS to be a DCE and to participate in the Global Risk component of the Direct Contracting Program, which started on April 1, 2021 and will be tested over six years. The Direct Contracting Program allows us to shift to an At-Risk model and receive a capitated, per member per month payment for managing the health of the enrolled patients that is based on what CMS would be paying for the enrolled patients if they were members of a Medicare Advantage health plan. The Direct Contracting Program allows us to take risk on these patients and share the economic benefits with CMS.

Our Enterprise Client Agreements
We enter into contractual arrangements with our enterprise clients pursuant to which our clients purchase memberships from us for their employees and, in certain circumstances, we provide on-site and near-site clinics and health services. The transaction price for memberships under most of these contracts is determined on a per employee per month basis, based on the number of employees eligible for membership established at the beginning of each contract period. Our contracts with enterprise clients typically have one- to three-year terms.
Google Services Agreement
In August 2017, we entered into an inbound services agreement, or the ISA, with Google Inc. and certain of our affiliated professional entities. Under the ISA, we and Google enter into statements of work, or SOWs. As part of one or more of the SOW's, Google sponsors memberships for their employees and dependents in certain markets in exchange for payment of annual fees. We also provide on-site clinics and health services for certain Google office locations under one or more SOWs. Under the ISA, Google is not obligated to enter into any SOWs with us, and we are not obligated to provide any services to Google except as agreed in the SOWs. Any party may terminate the ISA or any SOW in certain circumstances, including following an uncured material breach, or suspend or terminate any SOW if applicable law prohibits performance under the SOW. For 2020, Google accounted for 10% of our net revenue. For 2021, Google accounted for less than 10% of our net revenue.
Human Capital Resources
Employee Well-Being and Culture

We recognize that to be successful in our mission to transform healthcare, we need to take care of our teams as much as we take care of the members we serve. We reinforce this through our culture and team-based approach to longitudinal care as well as our salaried provider model, which eliminates the volume-based, fee-for-service compensation model commonly seen in our industry that could drive provider burnout. We also offer flexible work arrangements and opportunities to practice in-office or virtually. We believe this results in a better quality of life and work-life balance.

To assist us with tracking the levels of engagement and satisfaction of our team members, we conduct annual team member engagement surveys to assess their views on the Company’s employee well-being, work-life blend, career advancement opportunities, inclusion and learning and development opportunities. We also provide our team members with confidential channels to voice their concerns. The feedback that we collect from these surveys and from alternative channels are used to assess employee engagement, our Company culture and our workplace environment as well as to refine and implement programs and processes for our team members. Our commitment to a team-based, collaborative environment and the values and benefits we provide to employees contributed to us being named by Forbes and Statista as one of America's Best Midsize Employers of 2022.

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

Compensation and Benefits

We are committed to fair compensation practices and, as a primary care company, we take a comprehensive approach to curating benefits for our employees to enable them to thrive personally and professionally and offer benefits that support an employee's mental, physical, financial and family well-being. We offer qualifying employees access to a variety of benefits, including, medical, dental and vision coverage, childcare benefits, flexible spending accounts, financial wellness and planning, paid time-off and parental leave, life and disability insurance, 401(k) plan matching contributions and resources for health and wellness, including complimentary One Medical membership and access to One Medical Virtual Coaching and various employee assistance programs. We also offer a four-week Company-paid sabbatical to qualifying team members who reach five and 10 years of service with us to allow team members to pursue personal and professional development. In response to the COVID-19 pandemic, we have also implemented special paid-time-off policies for employees who need to quarantine due to exposure to COVID-19.

Diversity and Inclusion

We also recognize the importance of having a diverse and inclusive environment as part of our mission of transforming healthcare. We maintain a Diversity, Equity, Inclusion and Justice Committee to encourage best practices to foster diversity, equity, inclusion and social justice in the workplace. To help support career development for our Black and Latinx team members, we have implemented mentorship programs and have also implemented training programs to help advance our culture of diversity, inclusion, equity and justice. Recently, we have also established a Health Equity Domain Working Group that evaluates policies and best practices on providing care in a manner that respects the diversity of our patients and the cultural factors that can affect their health.
As of December 31, 2021, we had 3,090 full-time employees and none of our employees were represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages due to labor disagreements.
Corporate and Available Information
We were incorporated under the laws of the state of Delaware in July 2002 under the name 1Life Healthcare, Inc. Our principal executive offices are located at One Embarcadero Center, Suite 1900, San Francisco, California 94111. Our telephone number is (415) 814-0927.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website, http://www.one medical.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. The SEC's website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Investors and others should note that we announce material financial and other information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also post supplemental materials on the "Events" section of our investor relations website at investor.onemedical.com. Except as specifically noted herein, information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our consolidated financial statements and related notes included elsewhere in this Annual Report, before making an investment decision. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, net revenue and future prospects. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. Our results of operations for the year ended December 31, 2021 include the results of operations of Iora for the period from the close of our acquisition on September 1, 2021 through December 31, 2021.

Risks Related to Our Business and Our Industry

The ongoing coronavirus (COVID-19) pandemic has significantly impacted, and may continue to significantly impact our business, financial condition, results of operations and growth.

The global COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted and may continue to significantly impact our business, our industry and the global economy. While the full extent of the impacts of the COVID-19 pandemic may be difficult to predict or determine due to numerous evolving factors, including emerging variant strains of the virus and their degree of vaccine resistance as well as reinstatements or potential reinstatements of measures to curb the spread of COVID-19, we have seen and may continue to see adverse impacts on our operations, net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition, including from:

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

•negative impacts to the business, results of operations and financial condition of our health network partners and their ability or willingness to continue to pay us a fixed price PMPM if they receive reduced visit revenue due to decreases in billable utilization;

•inquiries, regulatory or governmental investigations or other disputes that result from our provision of COVID-19 vaccinations, arrangements entered into in reliance on related orders, laws and regulations, or the failure of various waivers for limitations of liability or other provisions under such orders, laws and regulations that apply to us;

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

Any continuation of the above factors and outcomes could harm our business, financial condition, results of operations and growth.

We cannot assure you that our current billable volumes and membership levels will be sustained or that average reimbursement for billable services will return to pre-COVID-19 levels. As more of the U.S. population receives the COVID-19 vaccination, our COVID-19 testing volumes may also decline, which may negatively impact our membership and revenue. Further, while vaccines have become available in certain countries and many economies have reopened, new shelter-in-place, quarantine, executive order or related measures or practices may be reinstated by governments and authorities, including due to future waves of outbreak or emerging variant strains of COVID-19, such as the Delta and Omicron variant. Such measures and practices, if reinstated, could reduce our total billable volumes, negatively impact our health network partners and harm our results of operations, business and financial condition.

We have continued to adjust many of our new programs to rapidly respond to the COVID-19 pandemic, including telehealth visits, testing and vaccine administration arrangements, in reliance on continuously evolving regulatory standards such as emergency orders, laws and regulations from federal, state and local authorities and the relaxation of certain licensure requirements and privacy restrictions for telehealth intended to permit health care providers to provide care and distribute COVID-19 vaccines to patients during the COVID-19 pandemic. To continue providing some of these new services and products, we will be required to comply with federal, state and local rules, mandates and guidelines, which are subject to rapid change and may vary across jurisdictions. We cannot assure you that such orders, laws, regulations, mandates or guidelines will continue to apply or that regulators or other governmental entities will agree with our interpretations of these orders, laws, regulations, mandates and guidelines. Failure to remain in compliance, or even the perception of non-compliance, may curtail or result in restrictions on our ability to provide any such services, result in time-consuming and potentially costly inquiries, disputes, or investigations (such as the vaccine inquiries discussed in Note 17, “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, or the Vaccine Inquiries, or inquiries from state and local public health departments), as well as damage to our reputation, any of which could harm our business, financial condition and results of operations. We are cooperating with the requests from the Vaccine Inquiries as well as requests received from other governmental agencies, including with respect to our compensation practices and membership generation during the relevant periods. We are unable to predict the outcome or timeline of any residual inquiries or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances. The Vaccine Inquiries, together with any additional inquiries, regulatory or governmental investigations or other disputes that result from our provision of COVID-19 vaccinations or any other arrangements entered into in reliance on these orders, laws and regulations, or the failure or reversal of various waivers for limitations of liability or other provisions under such orders, laws and regulations to apply to us could require us to divert resources or adjust certain new programs to ensure compliance and harm our reputation, business, financial condition and results of operations.

The pandemic has also resulted in, and may continue to result in, significant disruption of global financial markets, potentially reducing our ability to access capital and reducing the liquidity and value of our short-term marketable securities, which could in the future negatively affect our liquidity. In addition, due to our At-Risk arrangements for the care of Medicare Advantage participants, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. The COVID-19 pandemic may continue to impact our operations, and net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition.

We are dependent upon a limited number of key existing payers and loss of contracts with those payers, disruptions in those relationships or the inability of such payers to maintain their contracts with CMS, could adversely affect our business, financial condition, results of operations and prospects.

We are dependent on a concentrated number of third-party payers with whom we contract to provide services to At-Risk Members. Contracts with one such payer accounted for 13% of net revenue for the four months ended December 31, 2021. We believe that a majority of our net revenue will continue to be derived from a limited number of key payers, who may terminate their contracts with us for convenience on short-term notice, or upon the occurrence of certain events, some of which may not be within our control. The loss of any of our payer partners or the renegotiation of any of our payer contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with payers in respect of the services we provide and the terms of our payers' agreements. As the payers’ businesses respond to market dynamics and financial pressures, and as payers make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our payers may seek to renegotiate or terminate their agreements with us. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original payer contracts and consequently could negatively impact our net revenue, business, financial condition, results of operations and prospects.

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

We are reliant upon contracts with certain third-party payers in order to receive reimbursement for some of the services we provide to patients, including value-based contracts from health insurance plans. The reimbursement process is complex and can involve lengthy delays. Although we recognize certain revenue when we provide services to our patients, we may from time to time experience delays in receiving the associated capitation payments or, for our patients on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that the member is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are also subject to claims reviews and/or audits by such third-party payers, including governmental audits of our Medicare claims, and may be required to repay these payers if a finding is made that we were incorrectly reimbursed. See “—Noncompliance with billing and documentation requirements could result in non-payment or subject us to audits, billing or other compliance investigations by government authorities, private payers or health network partners.” Third-party payers are also increasingly focused on controlling health care costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay our reimbursement claims. Furthermore, our business may be adversely affected by legislative initiatives aimed at or having the effect of reducing health care costs associated with Medicare and other changes in reimbursement policies. Delays and uncertainties in the reimbursement process may adversely affect our collection of accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs to support our liquidity needs, which could harm our business, financial condition and results of operations.

A significant portion of our net revenue is based on Medicare’s risk adjustment payment system and is subject to review and audit, which could result in material adjustments to our results of operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS’ risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. This risk adjustment payment system has an indirect impact on the payments we receive from our contracted Medicare Advantage payers. Although we, and the payers with which we contract, have auditing and monitoring processes in place to collect and provide accurate risk adjustment data to CMS for these purposes, that program may not be sufficient to ensure accuracy.

If the risk adjustment data submitted by us or our payers incorrectly overstates the health risk of our patients, we might be required to return to the payer or CMS, overpayments and/or be subject to penalties or sanctions, or if the data incorrectly understates the health risk of our members, we might be underpaid for the care that it must provide to its patients, any of which could harm our reputation and have a negative impact on our results of operations and financial condition. CMS may also change the way that they measure risk, and the impact of any such changes could harm our business.

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

A substantial portion of our net revenue consists of Capitated Revenue, which, in the case of third party payers or health insurance plans, is based on a pre-negotiated percentage of the premium that the payer receives from CMS. While there are variations specific to each agreement, we sometimes contract with payers to receive recurring PMPM revenue and assume the financial responsibility for the healthcare expenses of our patients. This type of contract is referred to as a “capitation” contract. CMS pays capitation using risk adjustment scores. See “–A significant portion of our net revenue is based on Medicare’s risk adjustment payment system and is subject to review and audit, which would result in material adjustments to our results of operations.” To the extent we encounter delays in documenting patients’ acuity or patients requiring more care than initially anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, we will not be able to increase the fee received under these capitation agreements during their then-current terms and we could suffer losses with respect to such agreements. In addition, while we maintain stop-loss insurance that helps protect us for medical claims per patient in excess of certain levels, future claims could exceed our applicable insurance coverage limits or potential increases in insurance premiums may require us to decrease its level of coverage.

Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the Medicare expenses of our At-Risk members may be outside of our control in the event that such members take certain actions that increase such expenses, such as unnecessary hospital visits. These actions or events also make it more difficult for us to estimate medical expenses and may cause delays in reporting them to payers. Any delays or failures to adequately predict and control medical costs may also result in delayed negative impacts to our Capitated Revenue, including as compared to our estimates of cost of care and capitation payments. Historically, our medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

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

Private third-party payers, including health maintenance organizations, or HMOs, preferred provider organizations and other managed care plans, as well as medical groups and independent practice associations that contract with HMOs, pay for the services that we provide to many of our members. As a substantial proportion of our members are commercially insured or covered under Medicare Advantage plans with our contracted payers, if any third-party payers reduce their reimbursement rates or elect not to cover some or all of our services, our business may be harmed. Typically, our affiliated professional entities that provide medical services enter into contracts with certain of these payers either directly, or indirectly through certain of our health network partners, which allow them to participate in the payers’ respective networks and set forth reimbursement rates for services rendered thereunder. As a result, our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects our revenue and operating results. See also “—We are dependent upon a limited number of key existing payers and loss of contracts with those payers, disruptions in those relationships or the inability of such payers to maintain their contracts with CMS, could adversely affect our business, financial condition, results of operations and prospects.”

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

If reimbursement rates paid by Medicare or other federal or state healthcare programs are reduced, if changes in the rules governing such programs occur, or if government payers otherwise restrain our ability to obtain or provide services to patients, our business, financial condition and results of operations could be harmed.

A significant portion of our revenue comes from government healthcare programs, principally Medicare, either through Medicare Advantage plans or directly, including through the Center for Medicare and Medicaid Innovation's, or CMMI's, Global and Professional Direct Contracting Model, or the GPDC Model. In addition, many commercial payers base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on the continuation of Medicare programs, including the GPDC Model and Medicare Advantage, as well as the levels of government funding provided therewith. Any changes that limit or reduce the GPDC Model, Medicare Advantage, or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Medicare program and its reimbursement rates and rules, are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative rulings or executive orders, interpretations and determinations, requirements for utilization review and government funding restrictions, each of which may materially and adversely affect the rates at which CMS reimburses us for our services, as well as affect the cost of providing service to patients and the timing of payments to our affiliated professional entities. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. The final impact of the Medicare Advantage rates can vary from any estimate we may have and may be further impacted by the relative growth of our Medicare Advantage patient volumes across certain geographies as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the Medicare Advantage rates on our business, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, our Medicare Advantage revenues may continue to be volatile in the future which could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

Further, there is additional uncertainty around the long-term future of CMS’ GPDC Model in which we presently participate. The GPDC Model has been developed by CMS as a means to test various financial risk-sharing arrangements in the Medicare program over a nearly six-year period, from April 1, 2021 through December 31, 2026. At the end of that nearly six-year period, CMS may discontinue the GPDC Model, which may have a material adverse effect on our business.

The GPDC Model is a new pilot program by CMS and we may not be able to realize the expected benefits of the GPDC Model.

In 2021, CMMI announced the GPDC Model to create value-based payment arrangements directly with Direct Contracting Entities, or DCEs, which is part of CMMI's’ strategy to test the next evolution of risk-sharing arrangement to produce value and high quality health care by permitting DCEs to participate in value-based care arrangements with beneficiaries in Medicare fee-for-service. The GPDC Model began its first performance period on April 1, 2021.

Our wholly owned subsidiary, Iora Health NE DCE, LLC, was one of a limited number of companies chosen by CMMI as a DCE. Given the recent launch of the GPDC Model, we have no experience serving as a DCE and may not be able to realize its expected benefits. For example, we may encounter difficulties calibrating our historical medical expense estimates to this new beneficiary population, which has not chosen to participate in risk-based care arrangements (unlike Medicare Advantage beneficiaries) and thus may utilize medical services differently than our current members. Moreover, beneficiaries assigned to us under the GPDC Model may not generate revenue as expected, initially or at all, and we cannot assure you that direct contracting will allow us to achieve the same financial outcomes on Medicare fee-for-service beneficiaries as we do on our existing patients.

Additionally, adding new members through the GPDC Model will also require absorbing new members into our affiliated professional entities, which may strain resources or negatively affect our quality of care.

We cannot assure you that the GPDC Model will continue beyond its initial nearly six-year period or that it will expand our total addressable market. We also cannot assure you that the GPDC Model will continue as currently contemplated without material changes and/or that it will not be replaced with a different government program. Changes to the GPDC Model could negatively impact our revenue as currently anticipated from that program.

Our business model and future growth are substantially dependent on the success of our strategic relationships with health network partners, enterprise clients and distribution partners.

We will continue to substantially depend on our relationships with third parties, including health network partners, enterprise clients and distribution partners to grow our business. In particular, our growth depends on maintaining existing, and developing new, strategic affiliations with health network partners, including health systems and private and government payers. We also rely on a number of partners such as benefits enrollment platforms, professional employment organizations, consultants and other distribution partners in order to sell our solutions and services and enroll members onto our platform.

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

Health network partnerships also comprise a significant portion of our revenue. For example, under certain health network partnership contracts, we closely collaborate with a health network on certain strategic initiatives such as the expansion of practice sites in a particular jurisdiction or service area, and clinical and digital integration between our primary care and their specialty care services. Our contracts with health network partners can sometimes be bespoke, with varying terms across health network partners. However, many contracts provide for fees on a PMPM basis or a fee-for-service basis. Under contracts providing for PMPM fees, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. If we do not adequately satisfy the objectives of our partners or perform against contractual obligations, we may lose revenue under the applicable health network partner contract and the health network partner may become dissatisfied with the terms or our performance under the contract, which could result in its early termination or amendment, if permitted, and as a result, harm to our business and results of operations, including a reduction in net revenue. Even regardless of our performance under the contracts, we cannot guarantee that our health network partners will continue to be satisfied with the terms or circumstances under existing contracts, particularly given constraints and challenges posed by the COVID-19 pandemic. We have experienced contractual disputes and renegotiations with health network partners in the past and may experience additional disputes and renegotiations in the future. In certain situations, we may need to take legal or other action to enforce our contractual rights, which may strain relationships with our partners, delay payments owed to us, make us less attractive for potential or future partners and harm our business and reputation. Certain contracts with health network partners can be exclusive in the applicable jurisdiction; as a result, in new potential geographies, should we pursue a health network partnership, we would need to successfully contract with a sufficiently competitively viable health network partner, as we may not be able to terminate any such contract for several years without penalty or be able to partner with other health network partners in the same geographies due to competitive pressures or lack of counterparties. If we are unable to successfully continue our strategic relationships with our health network partners on terms favorable to us or at all, or if we do not successfully contract with health network partners in new jurisdictions, our business and results of operations could be harmed.

Most of our enterprise clients and health network partners have no obligation to renew their agreements with us after the initial term expires. In addition, our health network partners and enterprise clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these entities. If our health network partners or enterprise clients fail to renew their contracts, or renew their contracts upon less favorable terms or at lower fee levels, our revenue may decline or our future revenue growth may be constrained. In addition, certain of our health network partners and enterprise clients may terminate their contracts with us early for various reasons. If a partner or customer terminates its contract early and revenue and cash flows expected from a partner or enterprise client are not realized in the time period expected or not realized at all, our business could be harmed.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws requires us to implement controls across our entire organization and it may prove costly and challenging to monitor and enforce compliance. In particular, given the prevalence of laws, rules and regulations restricting the corporate practice of medicine in certain of the states that we operate, we are prohibited from interfering with or inappropriately influencing providers’ professional judgment and are typically reliant on the providers and other healthcare professionals at our affiliated professional entities to operate in compliance with applicable laws related to the practice of medicine and the provision of healthcare services. The risk of our being found in violation of healthcare laws and regulations is increased by the fact that many of them have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes complex and open to a variety of interpretations. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, recoupments of overpayments, imprisonment, loss of enrollment status and exclusion from the Medicare and Medicaid programs.

To enforce compliance with the federal laws, the U.S. Department of Justice and the Office of Inspector General for the HHS regularly scrutinize healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. The operation of medical practices is also subject to various state laws enforced by state regulators, including state attorneys general, boards of professional licensure and departments of health. A review of our business by judicial, law enforcement, regulatory or accreditation authorities could result in challenges or actions against us that could harm our business and operations. Responding to and managing government investigations or any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert resources and management’s attention from the operation of our business and result in adverse publicity. Moreover, if one of our health system partners or another third party fails to comply with applicable laws and becomes the target of a government investigation, government authorities could require our cooperation in the investigation, which could cause us to incur additional legal expenses and result in adverse publicity.

In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $12,537 to $25,076 per false claim or statement (as of January 2022, and subject to annual adjustments for inflation), healthcare providers often resolve allegations without admissions of liability for significant amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $89.4 million and $254.6 million for the years ended December 31, 2020 and 2021, respectively. As of December 31, 2021, we had an accumulated deficit of $618.2 million. Our net losses and accumulated deficit reflect the substantial investments we made to acquire new health network partners and members, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our enterprise client, member and provider bases, broaden the scope of our health network and other partnerships and expand our applications of technology through which members can access our services. Accordingly, we anticipate that our cost of care and other operating expenses will continue to increase in the foreseeable future. Moreover, as we sign up new At-Risk members for whom we are responsible for managing a range of healthcare services and associated costs, our medical claims expense for such members may be higher relative to the Capitated Revenue earned or any excess revenue over medical claims expense may not be enough to cover our cost of care or other operating expenses. Our efforts to scale our business and manage the health of At-Risk members may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior net losses, combined with our expected future net losses, have had and will continue to have a negative impact on our total (deficit) equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our net revenue depends in part on the number of members enrolled or patient visits, and a decrease in member utilization of our services could harm our business, financial condition and results of operations.

Historically, we have relied on patient visits for a substantial portion of our net revenue. For the years ended December 31, 2020 and 2021, net fee-for-service revenue accounted for 39% and 29% of our net revenue, respectively. As we develop additional digital health solutions through our mobile platform and continue providing and expanding availability of remote visits, we cannot guarantee that our members will consistently make in-office visits in addition to using our digital health solutions, particularly after the COVID-19 pandemic and as related shelter-in-place and quarantine measures and orders are relaxed or lifted. Further, it may be difficult for us to accurately forecast future patient in-office visits over time, which may vary across geographies and depend on patient demographics within a given market. In part due to the reduction of in-office visits observed due to COVID-19, we have introduced billable remote visits. We cannot predict with any certainty the number of remote billable services and their impact on our in-office visits. As remote billable services on average generate lower reimbursement than in-office visits, this may impact our operations and financial results. In addition, we will continue to rely on our reputation and recommendations from members and key enterprise clients to promote our solutions and services to potential new members. A substantial portion of our members hold subscriptions through their respective employers with which we have membership arrangements. The loss of any of our key enterprise clients, or a failure of some of them to renew or expand their arrangements with us, could have a significant impact on the growth rate of our revenue. If we are unable to attract and retain sufficient members in any given market, we may have reduced visits, which could harm our results of operations, reduce our revenue and harm our business.

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

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 1,340 employees as of December 31, 2018 to 3,090 employees as of December 31, 2021 (including 791 employees from our acquisition of Iora). We have also increased our customer and membership bases significantly over the past two years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. In particular, in order for our providers to provide quality healthcare services and longitudinal care to patients and avoid burn-out, we need to provide them with adequate IT and technology support, which requires sufficient staffing for these areas. In addition, as we expand in existing geographies and move into new geographies, we will need to attract and retain an increasing number of quality healthcare professionals and providers. Failure to retain a sufficient number of providers may result in overworking of existing personnel leading to burn-out or poor quality of healthcare services. In addition, our strategy is to provide longitudinal care to members and patients, which requires substantial time and attention from our providers. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

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

The success of our business depends in significant part on the number, availability and quality of licensed primary care providers employed or contracted by our affiliated professional entities. Providers employed or contracted with our affiliated professional entities are free to terminate their association at any time. In addition, although providers who own interests in affiliated professional entities are generally subject to agreements restricting them from owning an interest in competitive facilities or transferring their ownership interests in the affiliated professional entity without our consent, we may not learn of, or may be unsuccessful in preventing, our provider partners from acquiring interests in competitive facilities or making transfers without our consent. Moreover, in certain states in which we operate, such as California, non-competition and other restrictive covenants may be limited in their enforceability, particularly against physicians and providers.

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

Our business model and growth depend heavily on achieving economies of scale because our initial upfront investment for any enterprise client or certain health network partners is costly and the associated revenue is recognized on a ratable basis. We devote significant resources to establishing relationships with our clients and partners and implementing our solutions and services. This is particularly so in the case of large enterprises that, to date, have contributed a large portion of our membership base and revenue as well as health network partners, who may require specific features or functions unique to their particular processes or under the terms of their contracts with us, including significant systems integration and interoperability undertakings. Accordingly, our results of operations will depend in substantial part on our ability to deliver a successful experience for these clients and related members and partners to persuade our clients and partners to maintain and grow their relationship with us over time. Additionally, as our business is growing significantly, our new customer and partner acquisition costs could outpace our revenue growth and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Our costs of doing business could also increase significantly due to labor shortages and inflationary pressures, which could increase the cost of labor, healthcare services and supplies and rental payments for our office locations. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and in future periods, demand of our clients and partners, our business may be harmed.

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

Our business entails the risk of medical liability claims against our affiliated professional entities, their providers, and 1Life and its subsidiaries and we have in the past been subject to such claims in the ordinary course of business. Although 1Life, its subsidiaries, our affiliated professional entities and individual providers may carry insurance at the entity level and at the provider level covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our affiliated professional entities' insurance coverage. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services and as the professional liability insurance market becomes more challenging due to COVID-19. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could harm our business. In addition, any claims may significantly harm our business or reputation.

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

Our labor costs could be negatively impacted by competition for staffing, the shortage of experienced nurses and providers and labor union activity.

The operations of our affiliated professional entities are dependent on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists and lab technicians, as well as our providers. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of nurses and providers in certain disciplines and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient volumes, which would have a corresponding negative impact on our net revenue. In addition, while none of our employees are represented by a labor union as of December 31, 2021, our employees may seek to be represented by one or more labor unions in the future. If some or all of our employees were to become unionized, it could increase labor costs, among other expenses, and may require us to adjust our employee policies and protocols. Further, labor is subject to external factors that are beyond our control, including the competitive market for skilled workers and leaders in the healthcare industry, cost inflation, the COVID-19 pandemic and workforce participation rates. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could harm our business.

In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, enhance our operating infrastructure and existing solutions and services and potentially acquire complementary businesses and technologies. For the years ended December 31, 2020 and 2021, our net cash used in operating activities was $4.4 million and $88.6 million, respectively. As of December 31, 2021, we had $342.0 million of cash and cash equivalents and $160.0 million of marketable securities, which are held for working capital purposes. As of December 31, 2021, we had $316.3 million aggregate principal amount of debt outstanding under our convertible senior notes issued in May 2020, or the 2025 Notes.

As of December 31, 2021, we have also deferred payroll taxes in the amount of $5.0 million and received $1.8 million in grants as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, through the Provider Relief Fund, or PRF, of the U.S. Department of Health and Human Services, or HHS, to help offset the impact of increased healthcare related expenses and lost revenues attributable to the COVID-19 pandemic. We are not required to repay this grant, provided we attest to and comply with certain terms and conditions, including the use of PRF funds for only permitted purposes and only after funds from other sources obligated to reimburse recipients have been applied. If we are unable to attest to or comply with current or future terms and conditions, our ability to retain some or all of the PRF funds received may be impacted.

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

Historically, our revenue has been concentrated among a small number of customers. In 2020 and 2021, our top three customers accounted for 35% and 32% of our net revenue, respectively. These customers included commercial payers and a health network partner. This customer mix may also shift in the near and medium term as a result of our recent acquisition of Iora. The loss of one or more of these customers could reduce our revenue, harm our results of operations and limit our growth.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our net revenue, loss from operations, net loss and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results have fluctuated, and may fluctuate in the future, as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

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

Our success depends largely upon the continued services of our key executive officers, particularly our Chair, Chief Executive Officer and President and 1Life's Chief Medical Officer. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also do not maintain any key person life insurance policies. Further, we rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. We are particularly dependent on 1Life's Chief Medical Officer, who is the sole director and officer of many of the affiliated professional entities and is responsible for overseeing the operation of several of such entities, among other roles. While we have succession plans in place and have employment or service arrangements with a limited number of key executives, these measures do not guarantee that the services of these or suitable successor executives will continue to be available to us.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for qualified professionals and we may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have. Further, labor is subject to external factors that are beyond our control, including the competitive market for skilled workers and leaders in the healthcare industry, cost inflation, the COVID-19 pandemic and workforce participation rates. As a result, our success is dependent on our ability to evolve our culture, align our talent with our business needs, engage our employees and inspire our employees to be open to change, to innovate and to maintain member- and customer-focus when delivering our services.

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

Our offices and facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, extreme weather conditions (including adverse weather conditions caused by global climate change or otherwise), power outages, fires, floods, protests and civil unrest, nuclear disasters and acts of terrorism or other criminal activities, which may result in physical damage to our offices, temporary office closures and could render it difficult or impossible for us to operate our business for some period of time. In particular, certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain an insurance policy covering damages to our property and, in certain situations, interruptions to our business, such insurance may not be available or sufficient to compensate for the different types of associated losses that may occur, including business interruption losses. Any such losses or damages could harm our business, financial condition and results of operations. In addition, our health network partners’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or other negative effects on our business and operations.

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

Our operations may be subject to direct and indirect adoption, expansion, revision or reinterpretation of various laws and regulations. In the event any such changes in law or interpretation impacts our services or contractual arrangements, we may be required to modify such services, or revise our arrangements, in a manner that undermines the attractiveness of services or may not preserve the same economics, or may be required to discontinue such arrangements. In each case, our revenue may decline and our business may be harmed. Compliance with changes in interpretation of laws and regulations may require us to change our practices at an undeterminable and possibly significant initial and recurring monetary expense. These additional monetary expenditures may increase future overhead, which could harm our results of operations.

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

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in certain of the states in which we operate. These laws generally prohibit the practice of medicine by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing providers’ professional judgment. As a result, many of our affiliated professional entities that deliver healthcare services to our members are wholly owned by providers licensed in their respective states, including Andrew Diamond, M.D., Ph.D., 1Life's Chief Medical Officer who oversees the operation of several of the affiliated professional entities as the sole director and officer of many of the affiliated professional entities. Under the ASAs between 1Life and/or its subsidiaries with each affiliated professional entity, we provide various administrative and operations support services in exchange for scheduled fees at the fair market value of our services provided to each affiliated professional entity. As a result, our ability to receive cash fees from the affiliated professional entities is limited to the fair market value of the services provided under the ASAs. To the extent our ability to receive cash fees from the affiliated professional entities is limited, our ability to use that cash for growth, debt service or other uses at the affiliated professional entity may be impaired and, as a result, our results of operations and financial condition may be adversely affected.

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

In the ordinary course of our business, we and third parties upon whom we rely receive, collect, store, process and use personal information as part of our business. Numerous state and federal laws and regulations inside the United States govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personal information including PHI. These laws and regulations include HIPAA, as amended by the HITECH Act, and its implementing regulations, as well as state privacy and data protection laws. HIPAA establishes a set of baseline national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, which includes our affiliated professional entities, and the business associates with whom such covered entities contract for services that involve the use or disclosure of PHI, which includes 1Life and our affiliated professional entities. States may enforce more stringent privacy and data protection laws exceeding the requirements of HIPAA.

Compliance with privacy, data protection and information security laws and regulations in the United States could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, as the various regulatory frameworks for privacy, data protection and information security continue to develop, uncertainties exist as to their application, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules and subject our business practices to uncertainty.

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

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personal information, including health information. For example, various states, such as California and Massachusetts, have implemented privacy laws and regulations that in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our health network partners and enterprise clients and potentially exposing us to additional expense, adverse publicity and liability. The cost of compliance could be significant and require investments to enhance our technology and security infrastructure. In addition, in certain situations, regulators, partners, clients and consumers may disagree with our analysis of, and response to, data-related incidents and our execution of obligations under the laws, which may cause disputes, liability and negative publicity and harm our business, operations and prospects. In particular, some laws, such as the California Consumer Privacy Act of 2018, or CCPA, allow for a private right of action and statutory damages, which may motivate plaintiffs’ attorneys to file class action claims, which can be resource-intensive and costly to defend.

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

As public and regulatory focus on privacy issues continues to increase, we expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security. For example, the CCPA imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal information, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents' rights to their personal information. The CCPA allows for statutory fines for noncompliance. The California Privacy Rights Act, or the CPRA, approved by California voters in November 2020 and expected to go into effect on January 1, 2023, builds upon the CCPA and affords consumers expanded privacy rights and protections. Colorado and Virginia passed similar consumer privacy laws expected to go into effect in 2023. The potential effects of state privacy, data protection and information security laws are far-reaching and will require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Further, obligations under new laws and regulations may not be clear, creating uncertainty and risk despite our efforts to comply. If we fail, or are perceived to have failed, to address or comply with our privacy, data protection and information security obligations, we could be subject to governmental enforcement actions such as investigations, fines, penalties, audits, or inspections, class action or other litigation, contract breach claims, additional reporting requirements and/or oversight, bans on processing personal information, orders to destroy or not use personal information, reputational harm and imprisonment of company officials.

Any significant change to applicable privacy, data protection and information security laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of our members’ personal information, or regarding the manner in which the express or implied consent for the collection, use, retention or disclosure of such personal information is obtained, could increase our costs to comply and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process the personal information of our members, optimize our operations or develop new services and features. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Individuals may claim our call and text messaging services are not compliant with applicable law, including the Telephone Consumer Protection Act.

We call and send short message service, or SMS, text messages to members and potential members who are eligible to use our service. While we obtain consent from these individuals to call and send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our call and SMS texting practices are not adequate to comply with, or violate applicable law, including the Telephone Consumer Protection Act, or TCPA. The TCPA imposes specific requirements relating to the marketing to individuals leveraging technology such as telephones, mobile devices and texts. TCPA violations can result in significant financial penalties as businesses can incur civil forfeiture penalties or criminal fines imposed by the Federal Communications Commission or be fined for each violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. Our call and SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct call and SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. While we strive to adhere to strict policies and procedures, the Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our call or SMS text messaging violate the TCPA could subject us to civil penalties, could require us to change some portions of our business and could otherwise harm our business. Even an unsuccessful challenge by members, consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.

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

Negative publicity regarding the managed healthcare industry generally, or the Medicare Advantage program in particular, may result in increased regulation and legislative review of industry practices that further increase the costs of doing business and adversely affect our results of operations or business by:

•requiring us to change our products and services provided to patients;

•increasing the regulatory burdens under which we operate, which may increase the costs of providing services;

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

Our ability to maintain our proprietary service platform, including our digital health services and our electronic health records systems, is dependent on the development and maintenance of the infrastructure of the internet and other telecommunications services by third parties, including bandwidth and telecommunications equipment providers. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telephone and facsimile services. We exercise limited control over these third-party providers.

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

We rely on third-party vendors to host and maintain our technology platform. Our ability to operate our business is dependent on maintaining our relationships with third-party vendors and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could significantly disrupt our operations or hinder our ability to execute our growth strategies. Because we rely on certain vendors to store and process our data, it is possible that, despite precautions taken at our vendors’ facilities, the occurrence of a natural disaster, cyber incident, decision to close the facilities without adequate notice or other unanticipated problems could result in our non-compliance with data protection laws and regulations, loss of proprietary information, personal information, and other confidential information, and disruption to our technology platform. These service interruptions could also cause our platform to be unavailable to our health network partners, enterprise clients and members, and impair our ability to deliver services and negatively impact our relationships with new and existing health network partners, enterprise clients and members.

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

Our services and operations involve the storage and transmission of personal information and other sensitive data, including proprietary and confidential business data, trade secrets and intellectual property and the personal information (including health information) of employees, contractors, clients, partners, members and others. Because of the sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business.

A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including, but not limited to, social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, employee negligence or human errors, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, strategic security objectives or applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Any of the previously identified or similar threats could cause a security incident. If we our or our third-party vendors experience a security incident, it could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to data. A security incident could disrupt our (and third parties upon whom we rely) ability to provide our services. We may expend significant resources or modify our business activities in an effort to protect against security incidents. While we have implemented security measures designed to protect against a security incident, there can be no assurance that these measures will always be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Some security incidents may remain undetected for an extended period of time. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, as cyber threats continue to evolve, we may be required to expend additional resources to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities and we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Certain privacy, data protection and information security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Our clients, partners and members may demand that we adopt additional security measures or make further security investments, which may be costly and time-consuming. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely impact customer, partner, member or investor confidence in us, and reduce the demand for our services. Applicable privacy, data protection and security information obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial or preventive measures. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability. Adequate insurance may not be available in the future at acceptable costs or at all and coverage disputes could also occur with our insurers. If security and privacy claims are not fully covered by insurance, they could result in substantial costs to us, which could harm our business. Insurance coverage would also not address the reputational damage that could result from a security incident. If an actual or perceived breach or inadequacy of our or our third-party vendors’ security occurs, or if we or our third-party vendors are unable to effectively resolve a breach in a timely manner, we could lose current and potential members, partners and clients, which could harm our business, results of operations, financial condition and prospects.

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

Risks Related to Taxation and Accounting Standards

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could harm our results of operations.

As of December 31, 2021, we are qualified to operate in, and file income tax returns in, 19 states as well as Washington, D.C. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest to the extent the Company has taxable income in prior periods may adversely impact our results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2021, we have $894.3 million of federal net operating loss carryforwards and $598.5 million of state and local net operating loss carryforwards. The federal net operating loss carryforwards of $687.1 million arising after 2017 carry forward indefinitely, but the deduction for these carryforwards is limited to 80% of post-2020 current-year taxable income. The federal net operating loss carryforwards of $136.7 million from prior years will begin to expire in 2025. The state and local net operating loss carryforwards begin to expire in 2024. The Company has identified $25.2 million and $31.0 million of the above federal and state net operating losses, respectively, in certain affiliated professional entities that will expire unused due to prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes for our membership, enterprise and other service offerings, which could negatively impact our results of operations.

We do not collect sales and use and similar taxes in any states for our membership, enterprise and other service offerings based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Certain states in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. For example, the State of New York audited our sales and use tax records from March 2011 through February 2017 and issued a determination that we owe back taxes, penalties and interest. If we are not successful in disputing such proposed assessments, we may be required to make payments in tax assessments, penalties or interest, and may be required to collect sales and use taxes in the future. Such tax assessments, penalties and interest or future requirements may negatively impact our results of operations.

Our financial results may be adversely impacted by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP and specifies that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services; this new accounting standard also impacted the recognition of sales commissions. Changes in accounting standards and interpretations or in our accounting assumptions and judgments could significantly impact our consolidated financial statements and our reported financial position and financial results may be harmed if our estimates or judgments prove to be wrong, assumptions change, or actual circumstances differ from those in our assumptions. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm our business.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be harmed.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, liability for medical claims incurred in the period but not yet reported (“IBNR”), valuation and related impairment recognition of intangible assets and goodwill, and stock-based compensation. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

If our goodwill, intangible assets or other long-lived assets become impaired, we may be required to record a significant charge to earnings.

Consummation of the acquisition of Iora resulted in us recognizing additional goodwill, intangible assets and other long-lived assets such as leases and fixed assets on our consolidated balance sheet. Intangible assets with finite lives will be amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Goodwill will not be amortized, but instead tested for potential impairment at least annually. Goodwill, intangible assets and other long-lived assets will also be tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If our goodwill, intangible assets or other long-lived assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.

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

If our trademarks and trade names are not adequately protected, we may not be able to build and maintain name recognition in our markets of interest and our competitive position may be harmed.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build and maintain name recognition with the public. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build and maintain brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop or maintain brand recognition of our services or be required to expend substantial resources and expenses to rebrand. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish or protect our trademarks and trade names, or if we are unable to build or maintain name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our competitive position, business, financial condition, results of operations and prospects.

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

•the impact of COVID-19 on our financial performance, financial condition and results of operations, and the financial performance and financial condition of our health network partners, our enterprise clients and others;

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

•the trading volume of our common stock, including effects of inflation;

•changes in the anticipated future size and growth rate of our market;

•rates of unemployment; and

•general economic, regulatory and market conditions, including economic recessions or slowdowns and inflationary pressures.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock, which has recently been volatile. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because companies reliant on technology solutions have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

As a result of being a public company, we are obligated to maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our company and, as a result, the value of our common stock.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. In particular, we are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting commencing from this Annual Report on Form 10-K. The process of compiling the system and process documentation necessary to perform the evaluation required under Section 404 is costly and challenging. Also, we currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to support ongoing work to comply with Section 404. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.

We reported in our Annual Report on Form 10-K as of December 31, 2019, material weaknesses in our internal control over financial reporting related to controls over the accounting for significant and unusual transactions, segregation of duties and adequate information technology general controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During 2020, we completed the remediation measures related to our previously reported material weaknesses and have concluded that our internal control over financial reporting was effective as of December 31, 2020 and 2021. However, remediation of these material weaknesses does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

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

Certain holders of our common stock, or their transferees, also have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We expect such expenses to further increase now that we are no longer an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel will have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Securities class action lawsuits and derivative lawsuits are often brought against public companies and particularly those that have entered into merger agreements, and several shareholders have filed lawsuits related to the One Medical and Iora merger. We believe these lawsuits are without merit; however, defending against these lawsuits, or any that may be brought in the future, could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining injunctive relief, it may adversely affect our business, financial position and results of operations.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our headquarters are located in San Francisco, California and consist of approximately 60,874 square feet of leased space. Our lease on this space expires on July 31, 2029. As of December 31, 2021, we also leased approximately 862,008 square feet of clinical space for our subsidiaries and affiliated professional entities pursuant to our ASAs. We believe that our headquarters and other offices are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

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
Please see Note 17, "Commitments and Contingencies" to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of our legal proceedings.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the symbol "ONEM" since January 31, 2020. Prior to that, there was no public trading market for our common stock.
Holders of Record
As of the close of business on February 14, 2022, there were approximately 147 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
The following graph compares the 23-month total stockholder return on our common stock with the comparable cumulative returns of the Standard & Poor's 500 Stock Index ("S&P 500") and the S&P Health Care Index ("S&P Health Care"). This graph assumes that on January 31, 2020, the initial trading day of our common stock on Nasdaq, $100 was invested in our common stock and in each of the other two indices and assumes the reinvestment of any dividends. However, no dividends have been declared on our common stock to date. The stock price performance on the following graph represents past performance and is not necessarily indicative of possible future stock price performance.

COMPARISON OF 23 MONTH CUMULATIVE TOTAL RETURN (1)
Among One Medical, the S&P 500 Index
and the S&P Health Care Index
$250
$200
$150
$100
$50
$0
1/20
2/20
3/20
4/20
5/20
6/20
7/20
8/20
9/20
10/20
11/20
12/20
1/21
2/21
3/21
4/21
5/21
6/21
7/21
8/21
9/21
10/21
11/21
12/21
One Medical (ONEM)
S&P 500
S&P Health Care

	1/31/2020 (1)	2/29/2020	3/31/2020	4/30/2020	5/31/2020	6/30/2020	7/31/2020	8/31/2020	9/30/2020	10/31/2020	11/30/2020	12/31/2020
1Life Healthcare Inc	$100.00	$97.96	$82.24	$111.78	$146.35	$164.57	$134.16	$132.17	$128.50	$127.82	$148.94	$197.78
S&P 500	$100.00	$91.77	$80.43	$90.74	$95.07	$96.96	$102.42	$109.79	$105.61	$102.81	$114.06	$118.45
S&P Health Care	$100.00	$93.34	$89.77	$101.12	$104.45	$101.97	$107.46	$110.32	$107.95	$103.97	$112.23	$116.62

	1/31/2021	2/29/2021	3/31/2021	4/30/2021	5/31/2021	6/30/2021	7/31/2021	8/31/2021	9/30/2021	10/31/2021	11/30/2021	12/31/2021
1Life Healthcare Inc	$229.27	$215.27	$177.07	$197.15	$167.65	$149.80	$122.52	$111.06	$91.75	$98.14	$72.18	$79.61
S&P 500	$117.25	$120.48	$125.76	$132.47	$133.40	$136.51	$139.75	$144.00	$137.31	$146.93	$145.91	$152.45
S&P Health Care	$118.27	$115.78	$120.32	$125.09	$127.45	$130.44	$136.83	$140.08	$132.31	$139.14	$134.97	$147.09

(1)$100 invested on January 31, 2020 in shares and in indices

The information above shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, regardless of any general incorporation language in those filings.
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
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. We have omitted discussion of 2019 results where it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. Our results of operations include the results of operations of Iora for the period from the close of our acquisition on September 1, 2021 through December 31, 2021. Our actual results may differ materially from management’s expectations and those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to timely and successfully achieve the anticipated benefits and potential synergies of our acquisition of Iora Health, Inc. and the continuing impact of the COVID-19 pandemic and societal and governmental responses as well as those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
We have developed a modernized healthcare membership model based on direct consumer enrollment and third-party sponsorship across commercially insured and Medicare populations. Our membership model includes seamless access to 24/7 digital health services paired with inviting in-office care routinely covered by most health care payers. Our technology drives high monthly active usage within our membership, promoting ongoing and longitudinal patient relationships for better health outcomes and high member retention. Our technology also helps our service-minded team in building trust and rapport with our members by facilitating proactive digital health outreach as well as responsive on-demand virtual and in-office care. Our digital health services and our well-appointed offices, which tend to be located in highly convenient locations, are staffed by a team of clinicians who are not paid on a fee-for-service basis, and therefore free of misaligned compensation incentives prevalent in health care. Additionally, we have developed clinically and digitally integrated partnerships with health networks, better coordinating more timely access to specialty care when needed by members. Together, this approach allows us to engage in value-based care across all age groups, including through At-Risk arrangements with Medicare Advantage payers and CMS, in which One Medical is responsible for managing a range of healthcare services and associated costs of our members.
Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. From December 31, 2016 through December 31, 2021, inclusive of our acquisition of Iora, we grew our membership by 307%. During the twelve months ended December 31, 2021 as compared to the twelve months ended December 31, 2016, inclusive of our acquisition of Iora, our net revenue grew 342%, our digital interactions grew 422%, and the number of in-office visits grew 183%. As of December 31, 2021, we have grown to approximately 736,000 total members including 703,000 Consumer and Enterprise members and 33,000 At-Risk members, 182 medical offices in 25 markets, and have greater than 8,500 enterprise clients across the United States.
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
Beginning in the second half of 2020, we believe the COVID-19 pandemic helped drive an increase in membership, an increase in total revenue due to new and expanded service offerings, and an increase in our aggregate billable services. COVID-19 has also resulted in an increase in our medical claims expenses for our At-Risk business.

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
•One Medical Now, an expansion of our 24/7 on-demand digital health solutions to employees of enterprise clients located in geographies where we are not yet physically present; and,
•Remote Visits, where our providers perform typical primary care visits with our members remotely
We believe some of the precautionary measures and challenges resulting from the COVID-19 pandemic may continue or be reinstated. Such actions or events may present additional challenges to our business, financial condition and results of operations. As a result, we cannot assure you that our recent increase in membership, aggregate reimbursement and revenue are indicative of future results or will be sustained, including following the COVID-19 pandemic, or that we will not experience additional impacts associated with COVID-19, which could be significant. Additionally, it is unclear what the impact of the COVID-19 pandemic will be on future utilization, medical expense patterns, and the associated impact on our business.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, we received an income grant of $1.8 million and $2.6 million from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”), which we recognized as Grant income during the year ended December 31, 2021 and 2020, respectively. Please see Note 5, "Revenue Recognition" to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
Acquisition of Iora
On September 1, 2021, we acquired all outstanding equity and capital stock of Iora Health, Inc. ("Iora"), a human-centered, value-based primary care group with built-for-purpose technology focused on serving the Medicare population, for an aggregate purchase consideration of approximately $1.4 billion. Iora developed an innovative, technology-enabled, and relationship-based health care delivery model designed to provide value-based primary care and aims to deliver superior health outcomes and lower overall health care costs primarily for the Medicare population. During 2021, we incurred approximately $39.5 million expenses related to this transaction. Our results of operations include the activity of Iora beginning from the close of our acquisition on September 1, 2021. See Note 8, "Business Combinations" to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
Our Business Model
Our business is driven by growth in Consumer and Enterprise members, and At-Risk members (see also "Key Metrics and Non-GAAP Financial Measures"). We have developed a modernized membership model based on direct consumer enrollment and third-party sponsorship. Our membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered by most health care payers. Consumer and Enterprise members join either individually as consumers by paying an annual membership fee or are sponsored by a third party. At-Risk members are members for whom we are responsible for managing a range of healthcare services and associated costs. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging. Our in-office care is delivered in our medical offices, and as of December 31, 2021, we had 182 medical offices, compared to 107 medical offices as of December 31, 2020.
We derive net revenue, consisting of Medicare revenue and commercial revenue, from multiple stakeholders, including consumers, employers and health networks such as health systems and government and private payers.

Medicare Revenue
Medicare revenue consists of (i) Capitated Revenue and (ii) fee-for-service and other revenue that is not generated from Consumer and Enterprise members.
We generate Capitated Revenue from At-Risk arrangements with Medicare Advantage payers and CMS. Under these At-Risk arrangements, we generally receive capitated payments, consisting of each eligible member’s risk adjusted health care premium PMPM, for managing a range of healthcare services and associated costs for such members. The risk adjusted health care premium PMPM is determined by payers and based on a variety of patients' factors such as age and demographic benchmarks, and further adjusted to reflect the underlying complexity of a member’s health conditions. These fees give us revenue economics that are contractually recurring in nature for a majority of our Medicare revenue. Capitated Revenue represents 97% of Medicare revenue and 20% of total net revenue, respectively, for the year ended December 31, 2021.
We generate fee-for-service and other revenue from fee-for-service visits for Other Patients not covered under At-Risk arrangements and from certain payers for clinical start-up, administration, or on-going coordination of care activities associated with providing care to At-Risk members and other Medicare patients.
Commercial Revenue
Commercial revenue consists of (i) partnership revenue (ii) net fee-for-service revenue and (iii) membership revenue.
We generate our partnership revenue from (i) our health network partners with whom we have clinically and digitally integrated, on a PMPM basis, (ii) largely fixed price or fixed price per employee contracts with enterprise clients for medical services and (iii) COVID-19 on-site testing services for enterprise clients, schools and universities where we typically bill such customers a fixed price per service performed. For our health network arrangements that provide for PMPM payments, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. In those circumstances, we earn and receive PMPM payments from the health network partners in lieu of per visit fees for services from member office visits. See “Business—Our Health Network Partnerships.”
Our net fee-for-service revenue primarily consists of reimbursements received from our members' or other patients' health insurance plans or those with billing rates based on our agreements with our health network partners for healthcare services delivered to Consumer and Enterprise members on a fee-for-service basis.
We generate our membership revenue through the annual membership fees charged to either consumer members or enterprise clients, as well as fees paid for our One Medical Now service offering. As of December 31, 2021, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.
Our membership fee revenue and partnership revenue are contractual and, with the exception of our COVID-19 on-site testing services, generally recurring in nature. Membership revenue and partnership revenue as a percentage of commercial revenue was 63% and 60% for the year ended 2021 and 2020, respectively. Membership revenue and partnership revenue as a percentage of total net revenue was 50% and 60% for the year ended 2021 and 2020, respectively.
Key Factors Affecting Our Performance
•Acquisition of Net New Members. Our ability to increase our membership will enable us to drive financial growth as members drive our commercial revenue and Medicare revenue. We believe that we have significant opportunities to increase members in our existing geographies through (i) new sales to consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients, (iii) expansion of the number of At-Risk members including Medicare Advantage participants or Medicare members for which we are at risk as a result of CMS' Direct Contracting Program, (iv) expansion of Medicare Advantage payers, with whom we contract and (v) adding other potential services.
•Components of Revenue. Our ability to maintain or improve pricing levels for our memberships and the pricing under our contracts with health networks will also impact our total revenue. As of December 31, 2021, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month. In geographies where our health network partners pay us on a PMPM basis for Consumer and Enterprise members, to the extent that the PMPM rate changes, our partnership revenue will change. Similarly, if the largely fixed price or number of employees covered by fixed price per employee arrangements change or the number of COVID-19 on-site tests or vaccinations changes, our partnership revenue will also change. Our net fee-for-service revenue is dependent on (i) our billing rates and third-party payer contracted rates through agreements with health networks, (ii) the mix of members who are commercially insured and (iii) the nature of visits. Our net fee-for-service revenue may also change based on the services we provide to commercially insured Other Patients as defined in "Key Metrics and Non-GAAP Financial Measures" below. Our Medicare revenue is dependent on (i) the percentage of members in at-risk contracts, (ii) our contracted percentage of premium, (iii) our ability to accurately document the acuity of our At-Risk members, and (iv) the services we provide to Other Patients who are Medicare participants. In the future, we may add additional services for which we may charge in a variety of ways. To the extent the net amounts we charge our members, patients, partners, payers and clients change, our net revenue will also change.
•Medical Claims Expense. The nature of our contracting with Medicare Advantage payers and CMS requires us to be financially responsible for a range of healthcare services of our At-Risk members. Our care model focuses on leveraging the primary care setting as a means of reducing unnecessary or avoidable health care costs and balancing the cost of care with the impact of our service on medical claims expense. We are liable for potentially large medical claims should we not effectively manage our At-Risk members’ health. We call the ratio between medical claims expense divided by Capitated Revenue the "Medical Claims Expense Ratio". As we sign up new At-Risk members, our Medical Claims Expense Ratio is likely to increase initially due to a potential increase in medical claims expense from a lag in improvement in health outcomes with member tenure. Similarly, there may be a lag in adequately documenting the health status of our members, resulting in different Capitated Revenue compared to what is indicated by the health status of an At-Risk member. We believe that the Medical Claims Expense Ratio for a given set of At-Risk members can improve over time as we help improve their health outcomes relative to their underlying health conditions.
•Cost of Care, Exclusive of Depreciation and Amortization. Cost of care primarily includes our provider and support employee-related costs for both virtual and in-office care, occupancy costs, medical supplies, insurance and other operating costs. Providers include doctors of medicine, doctors of osteopathy, nurse practitioners, physician assistants, and behavioral health specialists. Support employees include registered nurses, phlebotomists, health coaches, and administrative assistants assisting our members with all non-medical related services. Virtual care includes video visits and other synchronous and asynchronous communication via our app and website. A large portion of these costs are relatively fixed regardless of member utilization of our services. Our care model focuses on leveraging the primary care setting as a means of reducing unnecessary or avoidable health care costs and balancing the cost of care with the impact of increased service levels on medical claims expense. An increase in cost of care may help us in reducing total health care costs for our members. For Consumer and Enterprise members, this reduction in total health care costs typically accrues to the benefit of our enterprise clients or our members' health insurance plans through lower claims costs, or our members through lower deductibles, making our membership more competitive. For our At-Risk members, reductions in total health care costs typically accrue directly to us, to our health network partners such as Medicare Advantage payers and CMS, or to our At-Risk members, making our membership more competitive. As a result, we seek to balance the cost of care based on a variety of considerations. For example, cost of care as a percentage of net revenue may decrease if our net revenue increases. Similarly, our cost of care as a percentage of net revenue may increase if we decide to increase our investments in our providers or support employees to try to reduce our medical claims expense. As we open new offices, and expand into new geographies, we expect cost of care to increase. Our cost of care, exclusive of depreciation and amortization, also excludes stock-based compensation.
•Care Margin. Care Margin is driven by net revenue, medical claims expense, and cost of care. We believe we can (i) improve revenue over time by signing up more members and increasing the revenue per member, (ii) reduce Medical Claims Expense Ratio over time from primary care engagement and population health management, improving member health and satisfaction, while reducing the need for avoidable and costly care, and (iii) reduce cost of care as a percentage of revenue by better leveraging our fixed cost base and technology.
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
Medicare Revenue: We recognize Capitated Revenue from At-Risk members ratably over their period of enrollment. We typically experience the largest portion of our At-Risk member growth in the first quarter, as the Medicare Advantage enrollment from the prior Medicare Annual Enrollment Period (“AEP”) becomes effective January 1. Throughout the remainder of year, we can continue to enroll new At-Risk members predominantly through (i) new Medicare Advantage enrollees joining us outside AEP, (ii) through expanding the Medicare Advantage plans we are participating in, and (iii) adding additional geographies where we participate in At-Risk arrangements.
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

	Year Ended December 31,
	2021	2020	2019
	(in thousands except for members)
Members (as of the end of the period)
Consumer and Enterprise	703,000	549,000	422,000
At-Risk	33,000	—	—
Total	736,000	549,000	422,000
Net revenue	$623,315	$380,223	$276,258
Care margin	$188,133	$145,264	$108,640
Adjusted EBITDA	$(34,858)	$(13,890)	$(24,968)
Members

Members include both Consumer and Enterprise members as well as At-Risk members as defined below. Our number of members depends, in part, on our ability to successfully market our services directly to consumers including Medicare-eligible as well as non-Medicare eligible individuals, to Medicare Advantage health plans and Medicare Advantage enrollees, to employers that are not yet enterprise clients, as well as our activation rate within existing enterprise clients. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. While growth in the number of members is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future member growth. Member numbers as of the end of each period are rounded to the thousands.
Consumer and Enterprise Members
A Consumer and Enterprise member is a person who has registered with us and has paid for membership for a period of at least one year or whose membership has been sponsored by an enterprise or other third party under an agreement having a term of at least one year. Consumer and Enterprise members do not include trial memberships, our virtual only One Medical Now users, or any temporary users. Our number of Consumer and Enterprise members depends, in part, on our ability to successfully market our services directly to consumers and to employers that are not yet enterprise clients and our activation rate within existing clients. Consumer and Enterprise members may include individuals who are: (i) Medicare-eligible and (ii) have paid for a membership or whose membership has been sponsored by an enterprise or other third party. Consumer and Enterprise members do not include any At-Risk members as defined below. Consumer and Enterprise members help drive commercial revenue. As of December 31, 2021, we had 703,000 Consumer and Enterprise members.
At-Risk Members
An At-Risk member is a person for whom we are responsible for managing a range of healthcare services and associated costs. At-Risk members help drive Medicare revenue. As of December 31, 2021, we had 33,000 At-Risk members.
Members (in thousands)*

346
364
379
397
422
455
475
511
549
598
621
715
736
32
33
346
364
379
397
422
455
475
511
549
598
621
683
703
Q4 2018
Q1 2019
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Consumer and Enterprise Members
At-Risk Members

*Number of members is shown as of the end of each period.
Other Patients
An “Other Patient” is a person who is neither a Consumer and Enterprise member nor an At-Risk member, and who has received digital or in-person care from us over the last twelve months. As of December 31, 2021, we had 21,000 Other Patients.

Medical Claims Expense Ratio
We define Medical Claims Expense Ratio as medical claims expense divided by Capitated Revenue. The nature of our contracting with Medicare Advantage payers and CMS requires us to be financially responsible for a range of healthcare services of our At-Risk members. Our care model focuses on leveraging the primary care setting as a means of reducing unnecessary or avoidable health care costs and balancing our cost of care with the impact of our service levels on medical claims expense. We are liable for potentially large medical claims should we not effectively manage our At-Risk members’ health. We therefore consider the Medical Claims Expense Ratio to be an important measure to monitor our performance. As we sign up new At-Risk members or open new offices to serve these members, our Medical Claims Expense Ratio is likely to increase initially due to a potential increase in medical claims expense from a lag in improvement in health outcomes with member tenure. Similarly, there may be a lag in adequately documenting the health status of our members, resulting in different Capitated Revenue compared to what is indicated by the health status of an At-Risk member. We believe that the Medical Claims Expense Ratio for a given set of At-Risk members can improve over time as we help improve their health outcomes relative to their underlying health conditions.
The following table provides a calculation of the Medical Claims Expense Ratio for the year ended December 31, 2021:

Year Ended December 31,
2021
(in thousands)
Medical claims expense	$116,543
Capitated Revenue	$126,609
Medical Claims Expense Ratio	92%
Medical Claims Expense Ratio Cohort Trends: 2017 to 2021
The following graph presents the historical Medical Claims Expense Ratio trended by Medicare Advantage At-Risk members by sign-up year. We believe the 2017 to 2021 cohorts are a fair representation of our overall patient population because they include patients across geographies and demographics.

Historical Medical Claims Expense Ratio
120%
100%
80%
60%
40%
20%
0%
103%
92%
90%
76%
74%
108%
101%
83%
83%
97%
85%
83%
98%
91%
109%
2017 & Prior Member Cohort
2018 Member Cohort
2019 Member Cohort
2020 Member Cohort
2021 (1) Member Cohort
Year 1
Year 2
Year 3
Year 4
Year 5

(1) At-Risk members are included in our members count beginning from the acquisition date of September 1, 2021.

The following graph presents our Medicare Advantage At-Risk members by sign-up year. We believe the 2017 to 2021 cohorts are a fair representation of our overall patient population because they include patients across geographies and demographics.

2021 Starting Year
2020 Starting Year
2019 Starting Year
2018 Starting Year
2017 & Prior Starting Year
2017 Fiscal Year
2018 Fiscal Year
2019 Fiscal Year
2020 Fiscal Year
2021 Fiscal Year (1)

(1) At-Risk members are included in our members count beginning from the acquisition date of September 1, 2021.
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
The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Care Margin:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Loss from operations	$(243,484)	$(71,359)	$(54,113)
Sales and marketing*	61,994	36,967	39,520
General and administrative*	323,127	157,282	108,965
Depreciation and amortization	46,496	22,374	14,268
Care margin	$188,133	$145,264	$108,640
Care margin as a percentage of net revenue	30%	38%	39%

*Includes stock-based compensation

Adjusted EBITDA
We define Adjusted EBITDA as net income or loss excluding interest income, interest and other expense, depreciation and amortization, stock-based compensation, change in the fair value of our redeemable convertible preferred stock warrant liability, provision for (benefit from) income taxes, certain legal or advisory costs, and acquisition and integration costs that we do not consider to be expenses incurred in the normal operation of the business. Such legal or advisory costs may include but are not limited to expenses with respect to evaluating potential business combinations, legal investigations, or settlements. Acquisition and integration costs include expenses incurred in connection with the closing and integration of acquisitions, which may vary significantly and are unique to each acquisition. We started to exclude prospectively from our presentation certain legal or advisory costs from the first quarter of 2021 and acquisition and integration costs from the second quarter of 2021, because amounts incurred in the prior periods were insignificant relative to our consolidated operations. We include Adjusted EBITDA in this Annual Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure to both management and investors because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA, calculated as set forth above:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net loss	$(254,641)	$(89,421)	$(53,695)
Interest income	(798)	(1,809)	(4,498)
Interest and other expense	13,757	13,434	474
Depreciation and amortization	46,496	22,374	14,268
Stock-based compensation	112,298	35,095	14,877
Change in fair value of redeemable convertible preferred stock warrant liability	—	6,560	3,519
Provision for (benefit from) income taxes	(1,802)	(123)	87
Legal or advisory costs (1) (2)	16,514	—	—
Acquisition and integration costs	33,318	—	—
Adjusted EBITDA	$(34,858)	$(13,890)	$(24,968)

(1)	Approximately $5.6 million of the legal or advisory costs relate to a legal settlement during the year ended December 31, 2021. See Note 17 "Commitments and Contingencies".

(2)
Amount excludes approximately $1.2 million of legal or advisory costs incurred during the year ended December 31, 2020. We began excluding certain legal or advisory costs from Adjusted EBITDA starting from the first quarter of 2021.

Components of Our Results of Operations
Net Revenue
We generate net revenue through Medicare revenue and commercial revenue. We generate Medicare revenue from Capitated Revenue, and fee-for-service and other revenue. We generate commercial revenue from partnership revenue, net fee-for-service revenue, and membership revenue.

Capitated Revenue. We generate Capitated Revenue from At-Risk arrangements with payers including Medicare Advantage plans and CMS. Under these At-Risk arrangements, we receive capitated payments, consisting of each eligible member’s risk adjusted health care premium per month ("PMPM"), for managing a range of healthcare services and associated costs for such members. The risk adjusted health care premium per month is determined by payers and based on a variety of a patient's factors such as age and demographic benchmarks, and further adjusted to reflect the underlying complexity of a member’s health conditions. Capitated Revenue is recognized in the month in which eligible members are entitled to receive healthcare benefits during the contract term. We expect our Capitated Revenue to increase as a percentage of total net revenue in future periods.
Fee-For-Service and Other Revenue. We generate fee-for-service and other revenue from fee-for-service visits for Other Patients not covered under At-Risk arrangements and from certain payers for clinical start-up, administration, on-going coordination of care activities associated with providing care to At-Risk members and other Medicare patients.
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
Net fee-for-service revenue. We generate net fee-for-service revenue from providing primary care services to patients in our offices when we bill the member or their insurance plan on a fee-for-service basis as medical services are rendered. While significantly all of our patients are members, we occasionally also provide care to non-members.
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
Grant Income. Under the CARES Act, we were eligible for and received grant income from the Provider Relief Fund administered by HHS during the years ended December 31, 2021 and 2020. The purpose of the payment is to reimburse us for healthcare-related expenses or lost revenues attributable to COVID-19.
The following table summarizes the Company's net revenue by primary source as a percentage of net revenue. Amounts may not sum due to rounding.

	Year Ended December 31,
	2021	2020	2019
Net revenue:
Capitated revenue	20%	—%	—%
Fee-for-service and other revenue	1%	—%	—%
Total Medicare revenue	21%	—%	—%
Partnership revenue	36%	42%	29%
Net fee-for-service revenue	29%	39%	53%
Membership revenue	14%	18%	19%
Grant income	—%	1%	—%
Total commercial revenue	79%	100%	100%
Total net revenue	100%	100%	100%
Operating Expenses

Medical Claims Expense
Medical claims expenses primarily consist of certain third-party medical expenses paid by payers contractually on behalf of us, including costs for inpatient and outpatient services, certain pharmacy benefits and physician services but excludes cost of care, exclusive of depreciation and amortization. We expect our medical claims expense to increase in absolute dollars as our Capitated Revenue increases in future periods.
Cost of Care, Exclusive of Depreciation and Amortization
Cost of care primarily includes provider and support employee-related costs for both virtual and in-office care, occupancy costs, medical supplies, insurance and other operating costs. Providers include doctors of medicine, doctors of osteopathy, nurse practitioners, physician assistants, and behavioral health specialists. Support employees include registered nurses, phlebotomists, health coaches, and administrative assistants assisting our members with all non-medical related services. Virtual care includes video visits and other synchronous and asynchronous communication via our app and website. A large portion of these costs are relatively fixed regardless of member utilization of our services. As we open new offices, and expand into new geographies, we expect cost of care to increase. Our cost of care, exclusive of depreciation and amortization, also excludes stock-based compensation.
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
Other Income (Expense)
Interest Income
Interest income consists of income earned on our cash and cash equivalents, restricted cash and marketable securities.

Interest and Other Expense
Interest and other expense consists of interest costs associated with our notes payable issued pursuant to the loan and security agreement with an institutional lender (the “LSA”) and our convertible senior notes (the “2025 Notes”). On September 1, 2020, the term loans pursuant to the LSA matured and the remaining outstanding principal was repaid, plus accrued and unpaid interests. Interest and other expense also consists of remeasurement adjustment related to our indemnification asset. Upon the close of the Iora acquisition, as part of the Merger Agreement, certain shares of our common stock were placed into a third-party escrow account to satisfy any then pending and unsatisfied or unresolved claim for indemnification for any indemnifiable loss incurred by us pursuant to the indemnity provisions of the Merger Agreement. The indemnification asset is subject to remeasurement at each reporting date until the shares are released from escrow, with the remeasurement adjustment reported as interest and other expense in our consolidated statement of operations.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
Prior to our initial public offering in January 2020, we classified our redeemable convertible preferred stock warrants as a liability in our consolidated balance sheets. We remeasured the redeemable convertible preferred stock warrant liability to fair value at each reporting date and recognized changes in the fair value of the redeemable convertible preferred stock warrant liability as a component of other income (expense), net in our consolidated statements of operations.
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
The consolidated statement of operations for the year ended December 31, 2020 includes the operations of the joint venture through the date of deconsolidation. The consolidated balance sheets as of December 31, 2021 and December 31, 2020 and the consolidated statement of operations for the year ended December 31, 2021 do not include the operations of the joint venture.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

	Year Ended December 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Net revenue:
Medicare revenue	$129,979	21%	$—	—%
Commercial revenue	493,336	79%	380,223	100%
Total net revenue	623,315	100%	380,223	100%
Operating expenses:
Medical claims expense	116,543	19%	—	—%
Cost of care, exclusive of depreciation and amortization shown separately below	318,639	51%	234,959	62%
Sales and marketing (1)	61,994	10%	36,967	10%
General and administrative (1)	323,127	52%	157,282	41%
Depreciation and amortization	46,496	7%	22,374	6%
Total operating expenses	866,799	139%	451,582	119%
Loss from operations	(243,484)	(39)%	(71,359)	(19)%
Other income (expense), net:
Interest income	798	—%	1,809	—%
Interest and other expense	(13,757)	(2)%	(13,434)	(4)%
Change in fair value of redeemable convertible preferred stock warrant liability	—	—%	(6,560)	(2)%
Total other income (expense), net	(12,959)	(2)%	(18,185)	(5)%
Loss before income taxes	(256,443)	(41)%	(89,544)	(24)%
Provision for (benefit from) income taxes	(1,802)	—%	(123)	—%
Net loss	(254,641)	(41)%	(89,421)	(24)%
Less: Net loss attributable to noncontrolling interest	—	—%	(704)	—%
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(254,641)	(41)%	$(88,717)	(23)%

(1)Includes stock-based compensation, as follows:

	Year Ended December 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Sales and marketing	$4,136	1%	$2,385	1%
General and administrative	108,162	17%	32,710	9%
Total	$112,298	18%	$35,095	9%

Comparison of the Years Ended December 31, 2021 and 2020
Net Revenue

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollar amounts in thousands)
Net revenue:
Capitated revenue	$126,609	$—	$126,609	nm
Fee-for-service and other revenue	3,370	—	3,370	nm
Total Medicare revenue	129,979	—	129,979	nm
Partnership revenue	224,051	159,482	64,569	40%
Net fee-for-service revenue	181,811	149,695	32,116	21%
Membership revenue	85,711	68,466	17,245	25%
Grant income	1,763	2,580	(817)	(32)%
Total commercial revenue	493,336	380,223	113,113	30%
Total net revenue	$623,315	$380,223	$243,092	64%

nm - not meaningful
Medicare revenue increased $130.0 million for the year ended December 31, 2021 compared to the same period in 2020. The increase was due to revenue contribution from our acquisition of Iora on September 1, 2021.
Commercial revenue increased $113.1 million, or 30%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily due to an increase in Consumer and Enterprise members by 154,000, or 28%, from 549,000 as of December 31, 2020 to 703,000 as of December 31, 2021.
Partnership revenue increased $64.6 million, or 40%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily a result of the new and expanded partnerships with health networks and increased members, in addition to an increase in the COVID-19 on-site testing services for employers, schools and universities during the year ended December 31, 2021.
Net fee-for-service revenue increased $32.1 million, or 21%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily due to an increase in aggregate billable services driven by an increase in billable in-office and remote visits, partially offset by a decrease in COVID-19 testing visits for the year ended December 31, 2021.
Membership revenue increased $17.2 million, or 25%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily due to an increase in Consumer and Enterprise members by 154,000, or 28%, from 549,000 as of December 31, 2020 to 703,000 as of December 31, 2021.

Operating Expenses
Medical claims expense

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Medical claims expense	$116,543	$—	$116,543	nm
Medical claims expense increased $116.5 million for the year ended December 31, 2021 compared to the same period in 2020. The increases were due to medical claims expenses from our acquisition of Iora on September 1, 2021.
Cost of Care, Exclusive of Depreciation and Amortization

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$318,639	$234,959	$83,680	36%

The $83.7 million, or 36%, increase in cost of care, exclusive of depreciation and amortization, for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to increases in provider employee and support employee-related expenses of $48.3 million, occupancy costs of $16.8 million, COVID-19 testing site and related security expenses of $7.5 million and medical supply costs of $7.3 million. In addition to growth in our existing offices, we added 75 offices during the year, bringing our total number of offices to 182 as of December 31, 2021. The cost of care in 2021 included cost of care from Iora from September 1, 2021 through the year end.
Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 62% for the year ended December 31, 2020 to 51% for the year ended December 31, 2021. This decrease was due to the impact of the Iora acquisition on September 1, 2021.
Sales and Marketing

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollar amounts in thousands)
Sales and marketing	$61,994	$36,967	$25,027	68%

Sales and marketing expenses increased $25.0 million, or 68%, for the year ended December 31, 2021 compared to the same period in 2020. This increase was primarily due to a $16.9 million increase in advertising expenses and a $7.6 million increase in employee-related expenses. The sales and marketing expenses in 2021 included sales and marketing expenses from our acquired Iora business from September 1, 2021 through December 31, 2021.
General and Administrative

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollar amounts in thousands)
General and administrative	$323,127	$157,282	$165,845	105%

The $165.8 million, or 105%, increase in general and administrative expenses for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to higher employee-related expenses by $97.3 million, $75.5 million of which was related to stock-based compensation expense and the remainder of which was related to salaries and benefits as we expanded our team to support our growth. In addition, legal and professional services expenses increased by $54.9 million, $5.6 million of which relates to expenses incurred in connection with the legal settlement during the year ended December 31, 2021. See Note 17 "Commitments and Contingencies" in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the increase in legal and professional services expenses primarily relates to expenses incurred in connection with the Iora acquisition. The general and administrative expenses in 2021 included general and administrative expenses from Iora from September 1, 2021 through December 31, 2021.

Depreciation and Amortization

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollar amounts in thousands)
Depreciation and amortization	$46,496	$22,374	$24,122	108%

Depreciation and amortization expenses increased $24.1 million, or 108%, for the year ended December 31, 2021 compared to the same period in 2020. This was primarily due to depreciation and amortization expenses recognized related to new medical offices, capitalization of software development, upgraded office software, and the Iora acquisition during the year ended December 31, 2021.
Other Income (Expense)
Interest Income

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollar amounts in thousands)
Interest income	$798	$1,809	$(1,011)	(56)%
Interest income decreased $1.0 million, or 56%, for the year ended December 31, 2021 compared to the same period in 2020. The decrease was due to higher amortization of premiums from marketable securities, partially offset by higher interest rates and investment yields, as well as interest income from the note receivable issued in connection with the Iora acquisition prior to September 1, 2021.
Interest and Other Expense

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollar amounts in thousands)
Interest and other expense	$(13,757)	$(13,434)	$(323)	2%
Interest and other expense increased $0.3 million, or 2% for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily due to the payment of cash interest, amortization of the issuance costs on our 2025 Notes, and an unrealized loss recorded for the indemnification asset recognized as a result of the Iora acquisition, mostly offset by elimination of debt discount amortization on our 2025 Notes issued in the second quarter of 2020 as a result of the adoption of ASU 2020-06 on January 1, 2021.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollar amounts in thousands)
Change in fair value of redeemable convertible preferred stock warrant liability	$—	$(6,560)	$6,560	nm

nm - not meaningful
The change in fair value of the redeemable convertible preferred stock warrant liability decreased $6.6 million for the year ended December 31, 2021 compared to the same period in 2020. Upon the closing of our initial public offering in the first quarter of 2020, the warrants to purchase shares of redeemable convertible preferred stock were automatically converted to warrants to purchase shares of common stock, at which time we adjusted the redeemable convertible preferred stock warrant liability to fair value prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of the initial public offering in the first quarter of 2020, the warrants are no longer subject to fair value accounting.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollar amounts in thousands)
Provision for (benefit from) income taxes	$(1,802)	$(123)	$(1,679)	nm

nm - not meaningful
The provision for (benefit from) income taxes increased $1.7 million from a benefit of $0.1 million for the year ended December 31, 2020 to a benefit of $1.8 million for the year ended December 31, 2021. This was primarily due to impact of amortization on book basis identified intangibles, establishing a valuation allowance and state tax law changes.
Net Loss Attributable to Noncontrolling Interest

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollar amounts in thousands)
Net loss attributable to noncontrolling interest	$—	$(704)	$704	nm

nm - not meaningful
The $0.7 million decrease in net loss attributable to noncontrolling interest for the year ended December 31, 2021 compared to the same period in 2020 was due to the deconsolidation of the joint venture as of April 1, 2020.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily with the issuance of the 2025 Notes, our initial public offering, the sale of redeemable convertible preferred stock, and to a lesser extent, the issuance of term notes under credit facilities. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $501.9 million, compared to $683.0 million as of December 31, 2020. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, cash flows from operating activities, and access to private and public financing sources. We expect capital expenditures to increase in future periods to support growth initiatives in existing and new markets.
On September 1, 2021, we completed the acquisition of Iora, a human-centered, value-based primary care group with built-for-purpose technology focused on serving the Medicare population, for an aggregate purchase consideration of $1.4 billion, which was paid in part through the issuance of shares of our common stock with a fair value of $1.3 billion, in part by cash of $62.9 million, and in part by stock options of Iora assumed by 1Life towards pre-combination services of $48.6 million. During the year ended December 31, 2021, we incurred costs related to this acquisition of $39.5 million.
We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our pace of new member growth and expanded enterprise client and health network relationships, our pace and timing of expansion of new medical offices in existing and new markets, the timing and extent of spend to support the expansion of sales, marketing and development activities, acquisitions and related costs, and the impact of the COVID-19 pandemic. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. See Part I - Item 1A. to this Annual Report "Risk Factors-Risks Related to Our Business and Our Industry — In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.”
In addition, given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact of the pandemic on our business, results of operations, financial condition or liquidity.
The Company's material cash requirements include the following contractual and other obligations:
Debt
In May 2020, we issued $275.0 million aggregate principal amount of 3.0% convertible senior notes due June 2025 in a private offering and in June 2020, an additional $41.2 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option by the initial purchasers. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 3.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. As of December 31, 2021, the principal amount of debt outstanding from the 2025 Notes was $316.3 million. Total interest expense associated with the convertible senior notes is $33.2 million, of which $9.5 million is due within 12 months.
Leases
We have operating lease arrangements for medical offices and our headquarter office facilities. As of December 31, 2021, we had fixed lease payment obligations of $408.1 million, with $51.3 million payable within 12 months.
Other Purchase Obligations
Our other purchase obligations primarily consist of non-cancelable purchase obligations related to professional and technology services and non-cancelable purchase obligations to acquire capital assets. We did not have material non-cancellable purchase obligations as of December 31, 2021.
Summary Statement of Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(88,566)	$(4,378)
Net cash provided by (used in) investing activities	291,804	(514,474)
Net cash provided by financing activities	27,811	604,528
Net increase in cash, cash equivalents and restricted cash	$231,049	$85,676

Cash Flows from Operating Activities
For the year ended December 31, 2021, our net cash used in operating activities was $88.6 million, resulting from our net loss of $254.6 million and net cash used by our working capital of $15.7 million, partially offset by adjustments for non-cash charges of $181.7 million. Cash used by our working capital consisted primarily of a $19.0 million increase in prepaid expenses and other current assets, a $20.9 million decrease in operating lease liabilities, and a $16.5 million increase in accounts receivables, net, partially offset by an increase of $20.3 million in other liabilities, an increase of $14.3 million in accrued expenses and accounts payable, an increase of $3.4 million in deferred revenue, and a decrease of $2.8 million in inventory and other assets. The increase in prepaid expenses and other current assets is primarily due to $8.9 million prepaid income taxes and a $6.0 million receivable from insurers related to a legal settlement recovery as described in Note 17 "Commitments and Contingencies" to our consolidated financial statements. The increase in other liabilities is primarily due to an indemnification liability of $13.0 million recognized as part of the Iora acquisition as described in Note 8 "Business Combinations", and a legal settlement liability of $11.5 million as described in Note 17 "Commitments and Contingencies". The changes in accounts receivable and deferred revenue are primarily due to timing of billing and cash collections from our health network partners and enterprise clients. The net increase in accounts payable and accrued expenses is primarily related to timing of payments for accrued compensation and accrued interest on our 2025 Notes.
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
Cash Flows from Investing Activities
For the year ended December 31, 2021, our net cash provided by investing activities was $291.8 million, resulting primarily from sales and maturities of marketable securities of $624.0 million, partially offset by purchases of marketable securities of $215.3 million, acquisition of business and issuance of note receivable of $53.3 million and purchases of property and equipment of $63.6 million related to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software.
For the year ended December 31, 2020, our net cash used by investing activities was $514.5 million, resulting primarily from purchases of marketable securities of $963.3 million and purchases of property and equipment, net of $63.7 million related to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software. This was partially offset by sales and maturities of marketable securities of $513.3 million.
Cash Flows from Financing Activities
For the year ended December 31, 2021, our net cash provided by financing activities was $27.8 million, resulting primarily from exercise of stock options of $22.8 million and proceeds from employee stock purchase plan of $5.1 million.
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
While our significant accounting policies are described in greater detail in Note 2, "Summary of Significant Accounting Policies," to our consolidated financial statements included in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Business Combinations
Accounting for business combinations requires us to allocate the fair value of purchase considerations to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values, which were determined primarily using the income method. The excess of the fair value of purchase consideration over the fair values of these identified assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, revenue growth rates, medical claims expense, cost of care expenses, operating expenses, trademark royalty rate, contributory asset charges, discount rate, contract terms and useful life from acquired payer contracts with Medicare Advantage plans and CMS.
Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Revenue Recognition
We recognize revenue from contracts with customers using the five-step method described in Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We generate net revenue through Medicare revenue and commercial revenue. We generate Medicare revenue primarily from Capitated At-Risk arrangements with Medicare Advantage payers and CMS. We generate commercial revenue from partnership revenue, net fee-for-service revenue and membership revenue. We recognize partnership revenue from contracts with health systems to provide professional clinical services and the associated management and administrative services. Our contracts with health systems contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on their relative standalone selling price. We determine standalone selling price, or SSP, for all our performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with our overall pricing objectives, taking into consideration the type of services. SSP also reflects the amount we would charge for that performance obligation if it were sold separately in a standalone sale, and the price we would sell to similar customers in similar circumstances.
We review the contract terms and conditions to evaluate the timing and amount of revenue recognition; the related contract balances; and our remaining performance obligations. For our contracts with health systems, we estimate the variable consideration related to customer rebates or discounts based on our assessment of historical, current, and forecasted performance. These evaluations require significant judgment that could affect the timing and amount of revenue recognized.

The transaction price for our capitated At-Risk arrangements with payers including Medicare Advantage payers and CMS is variable as it primarily includes PMPM fees for our At-Risk members. PMPM fees can fluctuate throughout the contract based on the health status (acuity) of each individual member. In certain contracts, PMPM fees also include “risk adjustments” for items such as risk shares. The adjustment to the PMPM fees must be estimated due to reporting lag times, and requires significant judgment. These are estimated using the expected value methodology based on historical data and actuarial inputs. Final adjustments related to the contracts may take up to 18 months due to reserves for claims incurred but not reported. The Capitated Revenue, net of risk shares and adjustments, is recognized in the month in which eligible members are entitled to receive healthcare benefits during the contract term. Subsequent changes in PMPM fees and the amount of revenue to be recognized are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount.
For our capitated revenue arrangements, we concluded that we are the principal, and report revenues on a gross basis. In this assessment, we consider if we obtain control of the specified services before they are transferred to our customers, as well as other indicators such as the party primarily responsible for fulfillment.
Medical Claims Expense
Medical claims expenses are costs for third-party health care service providers that provide medical care to our At-Risk members for which we are contractually obligated to pay through our At-Risk arrangements. The IBNR claims liability is recorded at the contract level and consist of the Company’s Capitated Revenue attributed from enrolled At-Risk members less actual paid medical claims expense. If the Capitated Revenue exceeds the actual medical claims expense at the end of the reporting period, such surplus is recorded as capitated accounts receivable within accounts receivable, net in the consolidated balance sheets. If the actual medical claims expense exceeds the Capitated Revenue, such deficit is recorded as capitated accounts payable within other current liabilities in the consolidated balance sheets. Actual claims expense will differ from the estimated liability due to factors in estimated and actual member utilization of healthcare services, the amount of charges and other factors. We assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made. The actuarial models consider significant assumptions such as completion factors and per member per month claim trends, as well as other factors such as health care professional contract rate changes, membership volume and demographics, the introduction of new technologies and benefit plan changes.
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
Recent Accounting Pronouncements
Please see Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $342.0 million as of December 31, 2021, compared to $113.0 million as of December 31, 2020, held primarily in cash deposits and money market funds for working capital purposes.
We had marketable securities of $160.0 million as of December 31, 2021, compared to $570.0 million as of December 31, 2020, consisting of U.S. Treasury obligations, U.S. government agency securities, foreign government bonds and commercial paper. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
In May 2020, we issued the 2025 Notes which bear interest at a fixed rate of 3.0% per annum. As of December 31, 2020, the principal amount of debt outstanding from the 2025 Notes was $316.3 million.
Our cash and cash equivalents, marketable securities and debt are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value negatively impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Iora Health, Inc. ("Iora"), which we acquired on September 1, 2021. Iora's total assets of $144.0 million and total net revenue of $130.6 million excluded from our assessment of internal control over financial reporting as of December 31, 2021 represent 5% of the Company's consolidated total assets as of December 31, 2021, and 21% of the Company’s consolidated net revenue for the year ended December 31, 2021, respectively.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found Part IV Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be set forth in the definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2021 (the "Proxy Statement") and is incorporated into this Annual Report on Form 10-K by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements:
The following financial statements and schedules of the Registrant are contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:
2.Financial Statement Schedules
No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.
(b)Exhibits
The exhibits listed in the following "Exhibit Index" are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated June 6, 2021, by and among 1Life Healthcare, Inc., SB Merger Sub, Inc., Iora Health, Inc. and Fortis Advisors LLC, solely in its capacity as the representative of the stockholders of Iora Health, Inc.	8-K	001-39203	2.1	6/7/20211
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39203	3.1	2/4/2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39203	3.2	2/4/2020
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate.	S-1	333-235792	4.1	1/21/2020
4.3	Description of Securities					X
4.4	Indenture, dated as of May 26, 2020, by and between 1Life Healthcare, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-39203	4.1	5/29/2020
4.5	Form of Global Note, representing 1Life Healthcare, Inc.'s 3.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39203	4.2	5/29/2020
10.1+	Amended and Restated Investor Rights Agreement, dated January 15, 2020, by and among the Registrant and the investors listed on Exhibit A thereto.	S-1	333- 235792	10.1	1/21/2020
10.2+	2007 Equity Incentive Plan, as amended.	S-1	333- 235792	10.2	1/3/2020
10.3+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2007 Equity Incentive Plan.	S-1	333- 235792	10.3	1/3/2020
10.4+	2017 Equity Incentive Plan, as amended.	S-1	333- 235792	10.4	1/21/2020
10.5+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2017 Equity Incentive Plan.	S-1	333- 235792	10.5	1/3/2020
10.6+	2020 Equity Incentive Plan.	S-1	333- 235792	10.6	1/21/2020
10.7+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2020 Equity Incentive Plan.	S-1	333- 235792	10.7	1/21/2020
10.8+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Equity Incentive Plan.	S-1	333- 235792	10.8	1/21/2020
10.9+	2020 Employee Stock Purchase Plan.	S-1	333- 235792	10.9	1/21/2020
10.10+	Executive Annual Incentive Plan.	S-1	333- 235792	10.10	1/3/2020
10.11+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333- 235792	10.11	1/21/2020
10.12+	Employment Agreement, dated June 27, 2017, by and between the Registrant and Amir Dan Rubin, as amended on January 17, 2020.	S-1	333- 235792	10.17	1/21/2020
10.13+	Physician Employment Agreement, dated August 1, 2007, by and between One Medical Group, Inc. (previously Apollo Medical Group) and Andrew S. Diamond, M.D., Ph.D.	S-1	333- 235792	10.19	1/3/2020
10.14+	Provider Stock Option Program and Advisory Services Agreement, dated October 28, 2014, by and between the Registrant and Andrew S. Diamond, M.D., Ph.D.	S-1	333- 235792	10.20	1/3/2020
10.15	Office Lease, dated September 25, 2018, by and between the Registrant and One Embarcadero Center Venture.	S-1	333- 235792	10.21	1/3/2020
10.16	First Amendment to Office Lease, dated June 17, 2019, by and between the Registrant and One Embarcadero Center Venture.	S-1	333- 235792	10.22	1/3/2020
10.17	Form of Administrative Services Agreement by and between the Registrant and its affiliated professional entities.	S-1	333- 235792	10.23	1/3/2020
10.18¥	Inbound Services Agreement, dated August 18, 2017, by and between the Registrant and Google Inc.	S-1	333- 235792	10.25	1/3/2020
10.19+	1Life Healthcare, Inc. Executive Severance and Change in Control Plan.	S-1	333- 235792	10.26	1/21/2020
10.20+	Offer Letter, dated February 14, 2019, by and between the Registrant and Bjorn B. Thaler.	S-1	333- 235792	10.27	1/3/2020
10.21+	Offer Letter, dated October 16, 2015, by and between the Registrant and Lisa A. Mango.	S-1	333- 235792	10.28	1/3/2020
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Definition Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101).					X
*	The Schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
†	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of 1Life Healthcare, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.
¥
Portions of this exhibit have been omitted as the Registrant has determined that the omitted information (i) is not material and (ii) the type of information the Registrant treats as private or confidential.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1LIFE HEALTHCARE, INC.

Date: February 23, 2022	By:	/s/ Amir Dan Rubin
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

Signature	Title	Date

/s/ Amir Dan Rubin	Chair, Chief Executive Officer and President	February 23, 2022
Amir Dan Rubin	(Principal Executive Officer)

/s/ Bjorn Thaler	Chief Financial Officer	February 23, 2022
Bjorn Thaler	(Principal Financial and Accounting Officer)

/s/ Paul R. Auvil	Director	February 23, 2022
Paul R. Auvil

/s/ Mark S. Blumenkranz	Director	February 23, 2022
Mark S. Blumenkranz, M.D.

/s/ Bruce W. Dunlevie	Director	February 23, 2022
Bruce W. Dunlevie

/s/ Kalen F. Holmes	Director	February 23, 2022
Kalen F. Holmes, Ph.D.

/s/ David P. Kennedy	Director	February 23, 2022
David P. Kennedy

/s/ Freda Lewis-Hall	Director	February 23, 2022
Freda Lewis-Hall, M.D.

/s/ Robert R. Schmidt	Director	February 23, 2022
Robert R. Schmidt

/s/ Scott C. Taylor	Director	February 23, 2022
Scott C. Taylor

/s/ Mary Ann Tocio	Director	February 23, 2022
Mary Ann Tocio

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of 1Life Healthcare, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of 1Life Healthcare, Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments and contracts in an entity's own equity in 2021.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Iora Health, Inc. from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Iora Health, Inc. from our audit of internal control over financial reporting. Iora Health, Inc. is a wholly-owned subsidiary whose total assets and total net revenue excluded from management’s assessment and our audit of internal control over financial reporting represent 5% and 21%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Iora Health, Inc. – Valuation of Intangible Assets related to Medicare Advantage and CMS Direct Contracting Contracts
As described in Note 8 to the consolidated financial statements, on September 1, 2021, the Company acquired all outstanding equity and capital stock of Iora Health, Inc. for an aggregate purchase consideration of $1.4 billion, which resulted in intangible assets of $298 million for Medicare Advantage contracts and $52 million for CMS Direct Contracting contracts (“Contract Intangibles”) being recorded. As disclosed by management, management valued the acquired Contract Intangibles using the income method. Significant estimates and assumptions used in valuing these Contract Intangibles included, revenue growth rates, medical claims expense, cost of care expenses, operating expenses, trademark royalty rate, contributory asset charges, discount rate, contract terms, and useful life.
The principal considerations for our determination that performing procedures relating to the valuation of Contract Intangibles as a result of the acquisition of Iora Health, Inc. is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the Contract Intangibles acquired due to the significant judgment by management when developing the estimates; (ii) the significant audit effort in evaluating the significant assumptions related to revenue growth rates, medical claims expense, cost of care expenses, operating expenses, trademark royalty rate, contributory asset charges, discount rate, contract terms, and useful life; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the Contract Intangibles and controls over the development of significant assumptions related to revenue growth rates, medical claims expense, cost of care expenses, operating expenses, trademark royalty rate, contributory asset charges, discount rate, contract terms, and useful life. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of the Contract Intangibles. Testing management’s process included evaluating the appropriateness of the income method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to revenue growth rate, medical claims expense, cost of care expenses, operating expenses, trademark royalty rate, contributory asset charges, discount rate, contract terms, and useful life. Evaluating the reasonableness of the revenue growth rate, medical claims expense, cost of care expenses, operating expenses, contract terms, and useful life assumptions involved considering (i) the past performance of the acquired business; (ii) consistency with economic and industry forecasts, considering comparable businesses; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income method and the trademark royalty rate, contributory asset charges, discount rate and useful life assumptions.

Valuation of Incurred but not yet Reported (“IBNR”) Claims Liability related to Iora Health, Inc.
As described in Note 2 to the consolidated financial statements, the Company’s incurred but not yet reported (“IBNR”) claims liability was $32.2 million as of December 31, 2021. As disclosed by management, the estimated IBNR liability is developed by management using actuarial models which consider significant assumptions such as completion factors and per member per month claim trends. Actual claims expense will differ from the estimated liability due to factors in estimated and actual member utilization of healthcare services, the amount of charges and other factors. Changes in this estimate can materially affect, either favorably or unfavorably, results from operations and overall financial position. The estimated reserve for IBNR claims liability is included in accounts receivable, net.
The principal considerations for our determination that performing procedures relating to the valuation of the IBNR claims liability related to Iora Health, Inc. is a critical audit matter are (i) the significant judgment by management when developing the estimate of IBNR claims liability related to Iora Healthcare, Inc., (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate the actuarial models and significant assumptions related to completion factors and per member per month claims trends; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge .
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the IBNR claims liability. This independent estimate considers a range of reasonable outcomes which are compared to management’s estimate of the IBNR claims liability. Developing the independent estimate involved developing independent completion factors and per member per month claims estimates using management’s data, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of management’s assumptions related to completion factors and per member per month claims trends assumptions.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 23, 2022
We have served as the Company's auditor since 2013.

1LIFE HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$341,971	$112,975
Short-term marketable securities	111,671	570,023
Accounts receivable, net	103,498	67,895
Inventories	6,065	7,113
Prepaid expenses	28,055	9,169
Other current assets	21,767	7,524
Total current assets	613,027	774,699
Long-term marketable securities	48,296	—
Restricted cash	3,801	1,911
Property and equipment, net	193,716	126,037
Right-of-use assets	256,293	138,840
Intangible assets, net	352,158	—
Goodwill	1,147,464	21,301
Deferred income taxes	—	2,656
Other assets	12,277	5,546
Total assets	$2,627,032	$1,070,990
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,725	$12,654
Accrued expenses	72,672	46,527
Deferred revenue, current	47,928	35,966
Operating lease liabilities, current	31,152	17,418
Other current liabilities	31,632	4,861
Total current liabilities	202,109	117,426
Operating lease liabilities, non-current	269,641	153,614
Convertible senior notes	309,844	241,233
Deferred income taxes	73,875	—
Deferred revenue, non-current	29,317	7,624
Other non-current liabilities	13,663	2,618
Total liabilities	898,449	522,515
Commitments and contingencies (Note 17)
Stockholders' Equity:
Common stock, $0.001 par value, 1,000,000 and 1,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 191,722 and 134,472 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	193	134
Additional paid-in capital	2,346,781	918,118
Accumulated deficit	(618,198)	(369,785)
Accumulated other comprehensive income	(193)	8
Total stockholders' equity	1,728,583	548,475
Total liabilities and stockholders' equity	$2,627,032	$1,070,990

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net Revenue:
Medicare revenue	$129,979	$—	$—
Commercial revenue	493,336	380,223	276,258
Total net revenue	623,315	380,223	276,258
Operating expenses:
Medical claims expense	116,543	—	—
Cost of care, exclusive of depreciation and amortization shown separately below	318,639	234,959	167,618
Sales and marketing	61,994	36,967	39,520
General and administrative	323,127	157,282	108,965
Depreciation and amortization	46,496	22,374	14,268
Total operating expenses	866,799	451,582	330,371
Loss from operations	(243,484)	(71,359)	(54,113)
Other income (expense), net:
Interest income	798	1,809	4,498
Interest and other expense	(13,757)	(13,434)	(474)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(6,560)	(3,519)
Total other income (expense), net	(12,959)	(18,185)	505
Loss before income taxes	(256,443)	(89,544)	(53,608)
Provision for (benefit from) income taxes	(1,802)	(123)	87
Net loss	(254,641)	(89,421)	(53,695)
Less: Net loss attributable to noncontrolling interest	—	(704)	(1,141)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(254,641)	$(88,717)	$(52,554)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders - basic and diluted	$(1.64)	$(0.75)	$(2.84)
Weighted average common shares outstanding - basic and diluted	155,343	118,379	18,476

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(254,641)	$(89,421)	$(53,695)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(201)	(30)	52
Comprehensive loss	(254,842)	(89,451)	(53,643)
Less: Comprehensive loss attributable to noncontrolling interest	—	(704)	(1,141)
Comprehensive loss attributable to 1Life Healthcare, Inc. stockholders	$(254,842)	$(88,747)	$(52,502)

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit) Attributable to 1Life Healthcare, Inc. Stockholders	Non controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	86,252	$402,488	18,136	$18	$76,029	$(228,449)	$(14)	$(152,416)	$4,176	$(148,240)
Impact of adoption of ASC 606						(65)		(65)		(65)
Exercise of stock options			816	1	3,039			3,040		3,040
Stock-based compensation expense					14,877			14,877		14,877
Net unrealized gain (loss) on marketable securities							52	52		52
Net loss						(52,554)		(52,554)	(1,141)	(53,695)
Balance at December 31, 2019	86,252	402,488	18,952	19	93,945	(281,068)	38	(187,066)	3,035	(184,031)
Exercise of redeemable convertible preferred stock warrant	5	76						—		—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(86,257)	(402,564)	86,257	86	402,478			402,564		402,564
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $23,631			20,125	20	258,099			258,119		258,119
Fair value adjustment to redeemable convertible preferred stock warrants upon conversion into common stock warrants					13,740			13,740		13,740
Reimbursed secondary offering issuance costs					784			784		784
Exercise of stock options			8,123	9	35,677			35,686		35,686
Exercise of common stock warrants			11		73			73		73
Cashless exercise of common stock warrants			590					—		—
Issuance of common stock under the employee stock purchase plan			349		4,834			4,834		4,834
Issuance of common stock for settlement of RSUs			40		(833)			(833)		(833)
Shares issued related to net share settlement			25		833			833		833
Stock-based compensation expense					35,095			35,095		35,095
Net unrealized gain (loss) on marketable securities							(30)	(30)		(30)
Equity component of convertible senior notes, net of issuance costs of $2,242					73,393			73,393		73,393
VIE deconsolidation								—	(2,331)	(2,331)
Net loss						(88,717)		(88,717)	(704)	(89,421)
Balances at December 31, 2020	—	—	134,472	134	918,118	(369,785)	8	548,475	—	548,475
Impact of adoption of ASU 2020-06					(73,393)	6,656		(66,737)		(66,737)
Impact of adoption of ASC 326						(428)		(428)		(428)
Exercise of stock options			4,284	6	22,778			22,784		22,784
Issuance of common stock under the Employee Stock Purchase Plan			222		5,078			5,078		5,078
Issuance of common stock for settlement of RSUs			338							—
Issuance of common stock in acquisition			52,406	53	1,313,259			1,313,312		1,313,312
Equity awards assumed in acquisition					48,643			48,643		48,643
Stock-based compensation expense					112,298			112,298		112,298
Net unrealized gain (loss) on marketable securities							(201)	(201)		(201)
Net loss						(254,641)		(254,641)		(254,641)
Balances at December 31, 2021	—	$—	191,722	$193	$2,346,781	$(618,198)	$(193)	$1,728,583	$—	$1,728,583
The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(254,641)	$(89,421)	$(53,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	966	105	—
Depreciation and amortization	46,496	22,374	14,268
Amortization of debt discount and issuance costs	1,874	7,767	84
Accretion of discounts and amortization of premiums on marketable securities, net	1,178	(933)	(3,359)
Change in fair value of redeemable convertible preferred stock warrant liability	—	6,560	3,519
Reduction of operating lease right-of-use assets	22,062	13,653	10,235
Stock-based compensation	112,298	35,095	14,877
Deferred income taxes	(4,006)	(2,656)	—
Other non-cash items	864	(8)	69
Changes in operating assets and liabilities:
Accounts receivable, net	(16,546)	(35,167)	(14,484)
Inventories	1,118	(3,921)	659
Prepaid expenses and other current assets	(18,979)	6,488	(1,027)
Other assets	1,687	(943)	(4,567)
Accounts payable	3,111	298	3,929
Accrued expenses	11,175	26,849	3,476
Deferred revenue	3,350	16,566	2,119
Operating lease liabilities	(20,919)	(12,169)	(8,087)
Other liabilities	20,346	5,085	310
Net cash used in operating activities	(88,566)	(4,378)	(31,674)
Cash flows from investing activities:
Purchases of property and equipment, net	(63,616)	(63,707)	(54,411)
Purchases of marketable securities	(215,289)	(963,272)	(246,116)
Proceeds from sales and maturities of marketable securities	623,966	513,315	324,250
Acquisitions of businesses, net of cash and restricted cash acquired	(23,257)	—	—
Issuance of note receivable	(30,000)	—	—
VIE deconsolidation	—	(810)	—
Net cash provided by (used in) investing activities	291,804	(514,474)	23,723
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	316,250	—
Payment of convertible senior notes issuance costs	—	(9,374)	—
Proceeds from initial public offering	—	281,750	—
Payment of underwriting discount and commissions, and offering costs	—	(20,538)	—
Proceeds from the exercise of stock options	22,784	35,686	3,040
Proceeds from employee stock purchase plan	5,078	4,835	—
Taxes paid related to net share settlement of equity awards	—	(833)	—
Proceeds from the exercise of redeemable convertible preferred and common stock warrants	—	110	—
Repayment of notes payable	—	(3,300)	(4,400)
Payment of principal portion of finance lease liability	(51)	(58)	(16)
Net cash provided by (used in) financing activities	27,811	604,528	(1,376)
Net increase (decrease) in cash, cash equivalents and restricted cash	231,049	85,676	(9,327)
Cash, cash equivalents and restricted cash at beginning of period	115,005	29,329	38,656
Cash, cash equivalent and restricted cash at end of period	$346,054	$115,005	$29,329
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,177	$—	$—
Cash paid for interest	$9,495	$5,251	$414
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$10,707	$4,571	$9,093
Equity consideration provided for business acquisition	$1,361,955	$—	$—
Unpaid deferred offering costs	$—	$—	$1,318

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

1.Nature of the Business and Basis of Presentation
1Life Healthcare, Inc. (“1Life”) was incorporated in Delaware on July 25, 2002. 1Life’s headquarters are located in San Francisco, California. 1Life has developed a modernized healthcare membership model based on direct consumer enrollment and third-party sponsorship across commercially insured and Medicare populations. Our membership model includes access to 24/7 digital health services paired with in-office care routinely covered by most health care payers, and allows the Company to engage in value-based care across all age groups, including through At-Risk arrangements as defined in Note 2 “Summary of Significant Accounting Policies” with Medicare Advantage payers and the Center for Medicare & Medicaid Services ("CMS") , in which the Company is responsible for managing a range of healthcare services and associated costs of its members. 1Life is also an administrative and managerial services company that provides services pursuant to contracts with physician-owned professional corporations (“One Medical PCs”) that provide medical services virtually and in-office.
On September 1, 2021, 1Life completed the acquisition of Iora Health, Inc. ("Iora Health"), a human-centered, value-based primary care group with built-for-purpose technology focused on serving the Medicare population.
Iora Health and Iora Senior Health, Inc. (“Iora Senior Health”) are administrative and managerial service companies that provide services pursuant to contracts with physician-owned professional corporations (“Iora PCs”, together with the One Medical PCs, the “PCs”) that provide medical services virtually and in-office.
Iora Health is an administrative and managerial services company that provides services pursuant to contracts with Iora Health NE DCE, LLC, a limited liability company that participates in the Center for Medicare and Medicaid Services’ direct contracting model (the “DCE entity”). Iora Health, Iora Senior Health, the Iora PCs and the DCE entity are collectively referred to herein as “Iora”. See Note 8, "Business Combinations" to the consolidated financial statements.
1Life, Iora Health, Iora Senior Health, the PCs and the DCE entity are collectively referred to herein as the “Company”. 1Life and the One Medical PCs operate under the brand name One Medical.
Certain Risks and Uncertainties
The Company has incurred losses from operations since inception. Management expects that operating losses and negative cash flows from operations will continue in the foreseeable future; however, it currently believes that the Company's current cash, cash equivalents and marketable securities are sufficient to fund its operating expenses and capital expenditure requirements for the next twelve months.
In March 2020, the World Health Organization declared a pandemic due to the global COVID-19 outbreak. Due to the ongoing COVID-19 pandemic, the global economy and financial markets have been and continue to be affected, and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or an adjustment to the carrying value of its assets or liabilities. The accounting estimates and other matters assessed include, but were not limited to, allowance for credit losses, goodwill and other long-lived assets, and revenue recognition. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.
Basis of Presentation
The Company has prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”).
The accompanying consolidated financial statements include the accounts of 1Life, Iora Health and Iora Senior Health, their wholly owned subsidiaries, and variable interest entities (“VIE”) in which 1Life, Iora Health and Iora Senior Health have an interest and are the primary beneficiaries. See Note 3, “Variable Interest Entities”. All significant intercompany balances and transactions have been eliminated in consolidation.
2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP and regulations of the SEC requires management to make estimates and assumptions that affect the amounts reported in the

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

consolidated financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition, liability for medical claims incurred in the period but not yet reported (“IBNR”), valuation of certain assets and liabilities acquired from business combinations, and stock-based compensation. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.
Cash, Cash Equivalents and Restricted Cash
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. Cash and cash equivalents consist of cash on deposit, investments in money market funds and commercial paper. Restricted cash represents cash held under letters of credit for various leases and certain At-Risk arrangements. The expected duration of restrictions on the Company's restricted cash generally ranges from 1 to 8 years.
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$341,971	$112,975	$27,390
Restricted cash, current (included in prepaid expenses and other current assets)	282	119	17
Restricted cash, non-current	3,801	1,911	1,922
	$346,054	$115,005	$29,329
Marketable Securities
The Company's investments in marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in total equity (deficit). The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies the available-for-sale investments as either short-term or long-term based on each instrument's underlying contractual maturity date.
Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations.
The Company periodically evaluates its available-for-sale debt securities for unrealized losses when carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. No material unrealized losses were recorded during the periods presented.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs that may be used to measure fair value are defined below:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The Company determines the fair value of its marketable securities based on quoted prices in active markets (Level 1 inputs) for identical assets and on quoted prices for similar assets (Level 2 inputs), which are classified as available-for-sale. The carrying amounts of the Company's term notes approximate the fair value based on consideration of current borrowing

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

rates available to the Company (Level 2 inputs). The carrying values of accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
Variable Interest Entities
The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity ("VIE"). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company's involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.
Segment Information
The Company operates and manages its business as one reportable and operating segment. The Company's chief executive officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for purposes of evaluating financial performance and allocating resources. All of the Company's long-lived assets and customers are located in the United States.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the company to concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. The Company's cash balances with individual banking institutions might be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds and commercial paper. The Company's marketable securities are invested in U.S. Treasury obligations, U.S. government agency securities, foreign government bonds and commercial paper. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities. The Company grants unsecured credit to patients, most of whom reside in the service area of the One Medical or Iora facilities and are largely insured under third-party payer agreements. The Company’s concentration of credit risk is limited by the diversity, geography and number of patients and payers.
The table below presents the customers or payers that individually represented 10% or more of the Company's accounts receivable, net balance as of December 31, 2021 and December 31, 2020.

	December 31,
	2021	2020
Customer E	—%	12%
Customer F	38%	24%
Customer H	—%	16%
Customer I	23%	*
*Represents percentages below 10% of the Company's accounts receivable in the period.
The table below presents the customers or payers that individually exceeded 10% or more of the Company's net revenue for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
Customer A	—%	13%	14%
Customer E	—%	10%	10%
Customer F	—%	12%	12%
Customer I	13%	*	*
* Represents percentages below 10% of the Company's net revenue in the period.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Accounts Receivable, net
Accounts receivable is comprised of amounts due from patients, health systems and government and private payers for healthcare services, and amounts due from employers, schools and universities who purchase access to memberships for their employees, students and faculty and other medical services. The Company reports accounts receivable net of estimated explicit price concessions and any allowance for credit losses.
Collection of accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to co-payments and other amounts owed by patients and amounts owed by health systems. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including historical losses adjusted for current market conditions, the Company’s customers’ financial condition, delinquency trends, aging behaviors of receivables and credit and liquidity indicators for industry groups, and future market and economic conditions. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Increases and decreases in the allowance for credit losses from patients, health systems, payers and customers are included in general and administrative expense in the consolidated statements of operations
Changes in the allowance for credit losses were as follows:

	Balance at Beginning of Period	Additions (1)	Write-offs and Deductions	Balance at End of Period
Allowance for credit losses
Year ended December 31, 2020	$—	$271	$—	$271
Year ended December 31, 2021	$271	$1,695	$(332)	$1,634
(1)Amount for the year ended December 31, 2021 included an impact of the adjustment recorded for adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). See "Recent Accounting Pronouncements" for details.
Capitated accounts receivable and payable related to At-Risk arrangements are recorded net in the consolidated balance sheets when a legal right of offset exists. A right of offset exists when all of the following conditions are met: 1) each of two parties (the Company and the third-party payer) owes the other determinable amounts; 2) the reporting party (the Company) has the right to offset the amount owed with the amount owed by the other party (the third-party payer); 3) the reporting party (the Company) intends to offset; and 4) the right of offset is enforceable by law. All of the aforementioned conditions were met as of December 31, 2021.
The capitated accounts receivable and payable are recorded at the contract level and consist of the Company’s Capitated Revenue attributed from enrolled At-Risk members less actual paid medical claims expense. If the Capitated Revenue exceeds the actual medical claims expense at the end of the reporting period, such surplus is recorded as capitated accounts receivable within accounts receivable, net in the consolidated balance sheets. If the actual medical claims expense exceeds the Capitated Revenue, such deficit is recorded as capitated accounts payable within other current liabilities in the consolidated balance sheets. As of December 31, 2021, the Company has capitated accounts receivable, net, of $23,903 and capitated accounts payable, net, of $7,220, representing amounts due from and to Medicare Advantage payers and CMS in At-Risk arrangements, respectively.
The capitated accounts receivable and payable are presented net of IBNR claims liability and other adjustments. There were no significant prior period adjustments or changes to the assumptions used in estimating the IBNR claims liability as of December 31, 2021. The Company believes the amounts accrued to cover IBNR claims as of December 31, 2021 are adequate.
The capitated accounts receivable and payable, net and IBNR claims liability were assumed as part of the Company's acquisition of Iora, which was completed on September 1, 2021. As a result, comparative periods were not presented in the tables below.
Components of capitated accounts receivable, net is summarized below:

December 31,
2021
Capitated accounts receivable	$56,384
IBNR claims liability	(32,320)
Other adjustments	(161)
Capitated accounts receivable, net	$23,903

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Components of capitated accounts payable, net is summarized below:

December 31,
2021
Capitated accounts payable	$5,483
IBNR claims liability	1,438
Other adjustments	299
Capitated accounts payable, net	$7,220
Activity in IBNR claims liability from September 1, 2021 through December 31, 2021 is summarized below:

Amount
Balance as at September 1, 2021	$31,384
Incurred related to:
Current period	116,017
Prior periods	526
116,543
Paid related to:
Current period	(84,770)
Prior periods	(29,399)
(114,169)
Balance as at December 31, 2021	$33,758
Inventories
Inventories consist of medical supplies such as vaccines and are stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of disposal and transportation. The cost of inventory includes product cost, shipping costs and taxes. Management assesses the valuation of inventory and periodically adjusts the value for estimated excess and obsolete inventory based on forecasted future sales volume and pricing and through specific identification of obsolete or damaged products.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. The general range of useful lives of other property and equipment is as follows:

Estimated Useful Life
Furniture and fixtures	5 to 7 years
Computer equipment	3 to 5 years
Computer software	1.5 to 5 years
Laboratory equipment	5 to 10 years
Leasehold improvements	Lesser of lease term or 10 years
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

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
Business Combinations
The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. The authoritative guidance allows a measurement period of up to one year from the date of acquisition to make adjustments to the preliminary allocation of the purchase price. As a result, during the measurement period the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments will be recorded in the consolidated statement of operations.
Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill
The Company recognizes the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually on October 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit's goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. For purposes of goodwill impairment testing, the Company has one reporting unit. There were no goodwill impairments recorded during the years ended December 31, 2021, 2020 and 2019
Intangible Assets and Other Long-Lived Assets
The Company amortizes the acquired finite-lived intangible assets on a straight-line basis over its estimated useful lives, which ranges from 3 to 9 years. Intangible assets are reviewed for impairment in conjunction with other long-lived assets. The Company's long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no long-lived asset impairments recorded during the years ended December 31, 2021, 2020 and 2019.
Leases
The Company determines if a contract meets with definition of a lease at inception of a contract. Lease liabilities represent the obligation to make lease payments and right-of-use ("ROU") assets represent the right to use the underlying asset during the lease term. Leases with a term greater than one year are recognized in the consolidated balance sheet as lease liabilities and ROU assets at the commencement date of the lease based on the present value of lease payments over the lease term. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. When the implicit rate is unknown, an incremental borrowing rate based on the information available at the commencement date is used in determining the present value of the lease payments. Options to extend or terminate the lease are included in the determination of the lease term when it is reasonably certain that the Company will exercise such options.
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

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
A portfolio approach is applied where appropriate to certain lease contracts with similar characteristics. The Company's lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.
Operating leases are included in right of use assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company's consolidated balance sheets. Finance leases are included in property and equipment, net, other current liabilities, and other long-term liabilities in the Company's consolidated balance sheets. Finance leases are not material.
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
The Company accounts for uncertainty in income taxes pursuant to authoritative guidance to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Assessing an uncertain tax position begins with the initial determination of the sustainability of the position and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed. Additionally, the Company must accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.
The Company's policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Revenue Recognition
The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective January 1, 2019, using the modified retrospective transition method. Net revenue for the years ended December 31, 2021, 2020 and 2019 is presented under Topic 606.
The Company's net revenue consists of Medicare revenue and commercial revenue. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The Company determines revenue recognition through the following steps:
(i)Identify the contract(s) with a customer;
(ii)Identify the performance obligations in the contract;
(iii)Determine the transaction price;
(iv)Allocate the transaction price to the performance obligations in the contract; and
(v)Recognize revenue as the entity satisfies a performance obligation.
Medicare Revenue
Medicare revenue consists of (i) Capitated Revenue and (ii) fee-for-service and other revenue.
Capitated Revenue
The Company receives a per member per month (“PMPM”) fee under At-Risk arrangements, which refers to a model in which the Company receives a PMPM fee from the third-party payer, and is responsible for managing a range of healthcare services and associated costs of its members. Under certain contracts, the Company adjusts the PMPM fees for a percentage share of any additional gross capitated revenues and associated medical claims expense generated by the provision of healthcare services not directly provided by the Company. The capitated revenues, medical claims expense, and related adjustments are recorded gross because the Company is acting as a principal in arranging, providing, and controlling the managed healthcare services provided to the eligible enrolled members. The Company’s contracts, which are negotiated by the payer on behalf of its enrolled members, generally have a term of two years or longer.
The Company considers its obligation to provide healthcare services to all enrolled members under a given contract as a single performance obligation. This performance obligation is to stand ready to provide managed healthcare services and it is satisfied over time as measured by months of service provided. The Company’s revenues are based on the PMPM amounts it is entitled to receive from the payers, subject to estimates for variable considerations due to changes in the member population and the member's health status (acuity). The adjustment to the PMPM fees must also be estimated due to reporting lag times, and requires significant judgment. These are estimated using the expected value methodology based on historical data and actuarial inputs. Final adjustments related to the contracts may take up to 18 months due to reserves for claims incurred but not reported. The Company recognizes revenue in the month in which eligible members are entitled to receive healthcare benefits during the contract term. The variable consideration is estimated and recorded as earned, which is directly related to the period in which the services are performed. The Company does not have a historical pattern of granting material concessions or waiving fees and, as such, does not include any such estimate in the transaction price of its contracts.
Fee-for-service and Other Revenue
The Company recognizes fee-for-service Medicare revenue as services are rendered, which are delivered over a period of time but typically within one day, when the Company provides services to Other Patients not covered under At-Risk arrangements. The Company receives payments for services from third-party payers as well as from Other Patients where they may bear some cost of the service in the form of co-pays, coinsurance or deductibles. Providing medical services to patients represents the Company’s performance obligation under these contracts, and accordingly, the transaction price is allocated entirely to the one performance obligation. Fee-for-service Medicare revenue is reported net of provisions for contractual allowances from third-party payers and Other patients. The Company does not have a historical pattern of granting material concessions or waiving fees and, as such, does not include any such estimate in the transaction price of its fee-for-service contracts. The Company may be entitled to one-time payments under certain contracts to compensate the Company for clinical start-up, administration, and on-going coordination of care activities. Such payments are recognized ratably over the length of the term stated in the contracts as they are refundable on a pro-rata basis if the Company ceases to provide services at the specified clinics prior to the contractual end date. These payments are part of the transaction price that is fully allocated to the single performance obligation to provide healthcare services on a stand-ready basis.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Commercial Revenue
Commercial revenue consists of (i) partnership revenue, (ii) net fee-for-service revenue and (iii) membership revenue.
Partnership Revenue
Partnership revenue is generated from (i) contracts with health systems as health network partners, (ii) contracts with employers to provide professional clinical services to employee members, and (iii) contracts with employers, schools, and universities to provide COVID-19 on-site testing service. The Company's main performance obligation under the various partnership arrangements is to stand ready to provide professional clinical services and the associated management and administrative services. As the services are provided concurrently over the contract term and have the same pattern of transfer, the Company has concluded that this represents one performance obligation comprising of a series of distinct services over the contract term. The Company also receives an incentive from certain health network partners to open new clinics, which is considered a distinct performance obligation from the stand-ready obligation to provide clinical and administrative services. Revenue is recognized when the performance obligation is satisfied upon the opening of the new location.
While the Company can receive either fixed or variable fees from its enterprise clients (i.e., stated fee per employee per month) for medical services, it generally receives variable fees from health networks on a stated fee PMPM basis, based on the number of members (or participants) serviced. The Company also receives variable fees from enterprise clients, schools and, universities on a stated fee per each COVID-19 on-site testing per month basis, based on the number of tests delivered. The Company recognizes revenue as it satisfies its performance obligation. For fixed-fee agreements with its enterprise clients, the Company uses a time-based measure to recognize revenue ratably over the contract term. For variable-fee agreements with health networks, the Company allocates the PMPM variable consideration to the month that the fee is earned, correlated with the amount of services it is providing, which is consistent with the allocation objective of the series guidance. For variable-fee arrangements with employers, schools, and universities to provide COVID-19 on-site testing services, revenue is recognized as services are rendered. The Company generally invoices for the on-site testing services as the work is incurred and monthly in arrears.
From time to time, the Company may provide discounts and rebates to the customer. The Company estimates the variable consideration subject to the constraint and recognizes such variable consideration over the contract term. The estimate of variable consideration is based on the Company’s assessment of historical, current, and forecasted performance. The reserves for variable consideration are recorded as customer refund liabilities within other current liabilities in the consolidated balance sheets.
Net Fee-For-Service Revenue
Net fee-for-service revenue is generated from providing primary care services pursuant to contracts with the Company's Consumer and Enterprise members. The Company recognizes revenue as services are rendered, which are delivered over a period of time but typically within one day, when the Company provides services to Consumer and Enterprise members. The Company receives payments for services from third-party payers as well as from Consumer and Enterprise members who have health insurance where they may bear some cost of the service in the form of co-pays, coinsurance or deductibles. In addition, patients who do not have health insurance are required to pay for their services in full. Providing medical services to patients represents the Company's performance obligation under the contracts, and accordingly, the transaction price is allocated entirely to the one performance obligation.
Net fee-for-service revenue is reported net of provisions for contractual allowances from third-party payers and Consumer and Enterprise members. The Company has certain agreements with third-party payers that provide for reimbursement at amounts different from the Company's standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at net fee-for-service revenue. The Company estimates implicit price concessions related to payer and patient receivable balances as part of estimating the original transaction price which is based on historical experience, current market conditions, the amount of any receivables in dispute, current receivables aging and other collection indicators.
Membership Revenue
Membership revenue is generated from annual membership fees paid by consumer members and from enterprise clients who purchase access to memberships for their employees and dependents. The terms of service on the Company's website serve as the contract between the Company and consumer members. The Company enters into written contracts with enterprise clients. The transaction price for contracts with enterprise clients is determined on a per employee per month basis, based on the number of employees eligible for membership established at the beginning of the contract term, which is generally one year. The transaction price for the contract is stated in the contract or determinable and is generally collected in advance of the

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

contract term. The Company may provide numerous services under the agreements; however, these services are generally not considered individually distinct as they are not separately identifiable in the context of the agreement. As a result, the Company's single performance obligation in the transaction constitutes a series for the provision of membership and services as and when requested over the membership term. The transaction price relates specifically to the Company's efforts to transfer the services for a distinct increment of the series. Accordingly, the transaction price is allocated entirely to the one performance obligation. Membership revenue is recognized ratably over the contract period with the individual member or enterprise client. Unrecognized but collected amounts are recorded to deferred revenue and amortized over the remainder of the applicable membership period.
Contracts with Multiple Performance Obligations
Certain contracts with customers contain multiple performance obligations that are distinct and accounted for separately. The transaction price is allocated to the separate performance obligations on a relative standalone selling price ("SSP") basis. The Company determines SSP for all performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with the Company's overall pricing objectives, taking into consideration the type of services. SSP also reflects the amount the Company would charge for that performance obligation if it were sold separately in a standalone sale, and the price the Company would sell to similar customers in similar circumstances.
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
The cost of healthcare services provided or contracted for is accrued in the period in which the services are rendered. These costs include an estimate, supported by actuarial inputs, of the related IBNR claims liability, which is based on completion factors and per member per month claim trends. Changes in this estimate can materially affect, either favorably or unfavorably, results from operations and overall financial position. The estimated reserve for IBNR claims liability is included in accounts receivable, net and other current liabilities in the consolidated balance sheets.
Cost of Care, Exclusive of Depreciation and Amortization
Cost of care, exclusive of depreciation and amortization includes provider and support employee-related costs for both virtual and in-office care, occupancy costs, medical supplies, insurance and other operating costs. Providers include doctors of medicine, doctors of osteopathy, nurse practitioners and physician assistants. Support employees include phlebotomists and administrative assistants assisting our members with all non-medical related services. Virtual care includes video visits and other synchronous and asynchronous communication via our app and website. Cost of care, exclusive of depreciation and amortization also excludes stock-based compensation.
Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising costs are included in sales and marketing in the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, advertising costs were $32,166, $15,871, and $23,368, respectively.
Stock-Based Compensation
The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense for those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.
For stock option grants with only service-based vesting conditions, the fair value is estimated on the date of grant using a Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

of the option, and the Company's expected dividend yield. The expense for the stock option grants with only service-based vesting conditions is recorded using the accelerated attribution method. The Company also uses the Black‑Scholes option‑pricing model to estimate the fair value of its stock purchase rights under the 2020 Employee Stock Purchase Plan on the grant date.
For stock option awards issued with market-based vesting conditions, the grant date fair value is determined based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition may not be satisfied. A Monte Carlo simulation requires the use of various assumptions, including the underlying stock price, volatility and the risk-free interest rate as of the valuation date, corresponding to the length of the time remaining in the performance period, and expected dividend yield. The expected term represents the derived service period for the respective tranches, which is the longer of the explicit service period or the period in which the market conditions are expected to be met. Stock-based compensation expense associated with market-based awards is recognized over the derived requisite service using the accelerated attribution method, regardless of whether the market conditions are achieved. If the related market conditions are achieved earlier than the derived service period, the stock-based compensation expense will be recognized as a cumulative catch-up expense from the grant date to that point in time in achieving the share price goal. (see Note 14, "Stock-Based Compensation and Employee Benefit Plans").
Self-Insurance Program
The Company self-insures for certain levels of employee medical benefits. The Company maintains a stop-loss insurance policy to protect it from individual losses over $250 per claim in 2021, $250 per claim in 2020 and $225 per claim in 2019. A liability for expected claims incurred but not reported is established on a monthly basis. As claims are paid, the liability is relieved. The Company reviews its self-insurance accruals on a quarterly basis based on actuarial methods to determine the liability for actual claims and claims incurred but not yet reported. As of December 31, 2021 and 2020, the Company's liability for outstanding claims (included in accrued expenses) was $3,000 and $1,936, respectively.
Recent Accounting Pronouncements
Emerging Growth Company Status
Effective December 31, 2021, the Company is no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Recently Adopted Pronouncements as of December 31, 2021
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the measurement of contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Under previous GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. The standard is effective for public companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application.
The Company early adopted this standard in the fourth quarter of 2021 retrospectively to all business combinations for which the acquisition date occurs on or after January 1, 2021. The adoption resulted in an increase of $4,905 in current and non-current deferred revenue assumed from the acquisition of Iora as of September 1, 2021.
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

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
The impact of adoption to the consolidated statements of operations for the year ended December 31, 2021 was primarily a reduction of non-cash interest expense of $13,104. The reduction in interest expense decreased the net loss attributable to common stockholders and decreased the basic net loss per share. The required use of the if-converted method for earnings per share does not impact the diluted net loss per share as long as the Company is in a net loss position. The adoption had no impact on the consolidated statement of cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance (collectively, Topic 326). Topic 326 replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. For available-for-sale debt securities with unrealized losses, the standard limits the amount of credit losses to be recognized to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company early adopted the standard on January 1, 2021 using a modified retrospective approach with no material impact to the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The Company adopted the standard on January 1, 2021 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2021
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company does not expect this accounting standard update to have a material impact on its consolidated financial statements.
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

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
The contractual arrangement to provide management services allows 1Life, Iora Health or Iora Senior Health to direct the economic activities that most significantly affect the PCs. Accordingly, 1Life, Iora Health or Iora Senior Health is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support 1Life, Iora Health or Iora Senior Health provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the assets and liabilities included in the consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $129,474 and $115,744, respectively, as of December 31, 2021 and $48,182 and $31,462, respectively, as of December 31, 2020.
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

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
4.Fair Value Measurements and Investments
Fair Value Measurements
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$315,817	$—	$—	$315,817
Short-term marketable securities:
U.S. Treasury obligations	58,232	—	—	58,232
Foreign government bonds	—	5,012	—	5,012
Commercial paper	—	48,427	—	48,427
Long-term marketable securities:
U.S. Treasury obligations	48,296			48,296
Total financial assets	$422,345	$53,439	$—	$475,784

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$50,761	$—	$—	$50,761
Commercial paper	—	19,999	—	19,999
Short-term marketable securities:
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
During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Convertible Senior Notes
The Company has $316,250 aggregate principal amount outstanding of 3.0% convertible senior notes due in 2025 (the "2025 Notes"). See Note 12 "Debt" for details.
The fair value of the 2025 Notes was $288,461 and $397,472 as of December 31, 2021 and 2020, respectively. The fair value was determined based on the closing trading price of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 measurement as they are not actively traded.
Investments
At December 31, 2021 and 2020, the Company's cash equivalents and marketable securities were as follows:

	December 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$315,817	$—	$315,817
Total cash equivalents	315,817	—	315,817
Short-term marketable securities:
U.S. Treasury obligations	58,293	(61)	58,232
Foreign government bonds	5,013	(1)	5,012
Commercial paper	48,427	—	48,427
Total short-term marketable securities	111,733	(62)	111,671
Long-term marketable securities:
U.S. Treasury obligations	48,427	(131)	48,296
Total cash equivalents and marketable securities	$475,977	$(193)	$475,784

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

	December 31, 2020
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$50,761	$—	$50,761
Commercial paper	19,999	—	19,999
Total cash equivalents	70,760	—	70,760
Short-term marketable securities:
U.S. Treasury obligations	416,150	8	416,158
U.S government agency securities	20,000	—	20,000
Commercial paper	133,865	—	133,865
Total short-term marketable securities	570,015	8	570,023
Total cash equivalents and marketable securities	$640,775	$8	$640,783
5.Revenue Recognition
The following table summarizes the Company's net revenue by primary source:

	Year Ended December 31,
	2021	2020	2019
Net revenue:
Capitated revenue	$126,609	$—	$—
Fee-for-service and other revenue	3,370	—	—
Total Medicare revenue	129,979	—	—
Partnership revenue	224,051	159,482	78,734
Net fee-for-service revenue	181,811	149,695	145,389
Membership revenue	85,711	68,466	52,135
Grant income	1,763	2,580	—
Total commercial revenue	493,336	380,223	276,258
Total net revenue	$623,315	$380,223	$276,258
Net fee-for-service revenue (previously reported as net patient service revenue) is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. The following table summarizes net fee-for-service revenue by source:

	Year Ended December 31,
	2021	2020	2019
Net fee-for-service revenue:
Commercial and government third-party payers	$168,426	$136,388	$121,502
Patients, including self-pay, insurance co-pays and deductibles	13,385	13,307	23,887
Net fee-for-service revenue	$181,811	$149,695	$145,389
The CARES Act was enacted on March 27, 2020 to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant of $1,763 and $2,580 from the Provider Relief Fund administered by the Health and Human Services ("HHS") during the year ended December 31, 2021 and 2020, respectively. Management has concluded that the Company met conditions of the grant funds and has recognized it as Grant income for the year ended December 31, 2021 and 2020, respectively.
During the year ended December 31, 2021, the Company recognized revenue of $35,664, which was included in the beginning deferred revenue balance as of January 1, 2021. During the year ended December 31, 2020, the Company recognized revenue of $26,026, which was included in the beginning deferred revenue balance as of January 1, 2020.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

As of December 31, 2021, a total of $5,844 is included within deferred revenue related to variable consideration, of which $4,735 is classified as non-current as it will not be recognized within the next twelve months. The estimate of variable consideration is based on the Company's assessment of historical, current, and forecasted performance.
As summarized in the table below, the Company recorded contract assets and deferred revenue as a result of timing differences between the Company's performance and the customer's payment.

	December 31,
	2021	2020
Balances from contracts with customers:
Capitated accounts receivable, net	$23,903	$—
All other accounts receivable, net	79,595	67,895
Contract asset (included in prepaid expenses and other current assets)	458	513
Deferred revenue	$77,245	$43,590
The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company's remaining performance obligation as of December 31, 2021, is expected to be recognized as follows:

	Less than or equal to 12 months	Greater than 12 months	Total
As of December 31, 2021	$15,212	$33,997	$49,209
6.Property and Equipment, net
Property and equipment consisted of the following:

	December 31,
	2021	2020
Leasehold improvements	$156,518	$118,434
Computer software, including internal-use software	56,620	25,708
Computer equipment	27,237	21,502
Furniture and fixtures	17,075	11,805
Laboratory equipment	9,217	6,541
Construction in progress	19,876	8,550
	286,543	192,540
Less: Accumulated depreciation and amortization	(92,827)	(66,503)
	$193,716	$126,037
The Company capitalized $11,617, $10,069 and $6,914 in internal-use software development costs, and recognized depreciation expense related to these assets of $7,181, $4,907 and $3,152 during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, the net book value of internal-use software was $39,441 and $14,106, respectively. Total depreciation and amortization expense related to property and equipment for the years ended December 31, 2021, 2020 and 2019 was $31,702, $22,301 and $13,970, respectively. All long-lived assets are maintained in the United States.
7.Leases
At inception of a contract, the Company determines if a contact meets the definition of a lease. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company assesses throughout the period of use whether the Company has both of the following: (i) the right to obtain substantially all of the economic benefits from use of the identified asset, and (ii) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

identified asset. Right-of-use assets and operating lease liabilities are recognized at lease commencement date based on the present value of the minimum future lease payments.
The carrying value of the Company's right-of-use assets are substantially concentrated in real estate as the Company primarily leases office space. The Company's policy is not to record leases with an original lease term of one year or less in the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term.
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
Most leases contain clauses for renewal at the Company's option with renewal terms that generally extend the lease term from 1 to 7 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of December 31, 2021 and 2020. Payments to be made in option periods are recognized as part of the right-of-use lease assets and lease liabilities when the Company is reasonably certain that the option to extend the lease will be exercised or the option to terminate the lease will not be exercised, or is not at the Company's option. The Company determines whether the reasonably certain threshold is met by considering contract-, asset-, market-, and entity-based factors.
A portfolio approach is applied where appropriate to certain lease contracts with similar characteristics. The Company's lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.
Certain of the Company's furniture and fixtures and lab equipment are held under finance leases. Finance-lease-related assets are included in property and equipment, net in the consolidated balance sheets and are immaterial as of December 31, 2021 and 2020.
The components of operating lease costs were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease costs	$37,214	$25,250	$19,165
Variable lease costs	6,297	4,166	2,612
Total lease costs	$43,511	$29,416	$21,777
Other information related to leases was as follows:
Supplemental Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,935	$24,735	$17,260
Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$139,515	$45,957	$57,621
Lease Term and Discount Rate

	As of December 31,
	2021	2020
Weighted-average remaining lease term (in years)	8.02	8.36
Weighted-average discount rate	6.55%	7.60%

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

At the lease commencement date, the discount rate implicit in the lease is used to discount the lease liability if readily determinable. If not readily determinable or leases do not contain an implicit rate, the Company's incremental borrowing rate is used as the discount rate. Management determines the appropriate incremental borrowing rates for each of its leases based on the remaining lease term at lease commencement.
Future minimum lease payments under non-cancellable operating leases as of December 31, 2021 were as follows (excluding the effect of lease incentives to be received that are recorded in prepaid expenses and other current assets of $12,002 which serve to reduce total lease payments):

As of December 31, 2021
2022	$49,963
2023	52,714
2024	50,840
2025	47,095
2026	43,564
Thereafter	149,026
Total lease payments	393,202
Less: interest	(92,409)
Total lease liabilities	$300,793
The amounts in the table above do not reflect total payments for leases that have not yet commenced in the amount of $26,659.
8.Business Combinations
Acquisition of Iora
On September 1, 2021 ("Acquisition Date"), 1Life acquired all outstanding equity and capital stock of Iora Health, a human-centered, value-based primary care group with built-for-purpose technology focused on serving the Medicare population, for an aggregate purchase consideration of $1,424,836, which was paid through the issuance of 1Life common shares with a fair value of $1,313,312, in part by cash of $62,881, and in part by stock options of Iora assumed by 1Life towards pre-combination services of $48,643. The acquisition was accounted for as a business combination. Subsequent to the Acquisition Date and as of December 31, 2021, the Company recorded $8,866 decrease to goodwill during the measurement period, and $4,905 increase to goodwill as a result of the early adoption of ASU 2021-08. The preliminary purchase price allocations resulted in $1,120,283 of goodwill and $363,031 of acquired identifiable intangible assets related to Iora trade name and contracts in existing geographies valued using the income method. Goodwill recorded in the acquisition is not expected to be deductible for tax purposes. Goodwill was primarily attributable to the planned growth in new geographies, synergies expected to be achieved in the combined operations of 1Life and Iora, and assembled workforce of Iora.
The acquisition expanded the Company's reach to become a premier national human-centered, technology-powered, value-based primary care platform across all age groups. The acquisition allows the Company to participate in At-Risk arrangements with Medicare Advantage payers and CMS, in which the Company is responsible for managing a range of healthcare services and associated costs of its members.
Preliminary Purchase Price Allocation
The purchase price components are summarized in the following table:

Consideration in 1Life common stock (1)	$1,313,312
Cash consideration (2)	62,881
Stock options of Iora assumed by 1Life towards pre-combination services (3)	48,643
Total Purchase Price	$1,424,836
(1) Represents the fair value of 53,583 shares of 1Life common stock transferred as consideration consisting of 52,406 shares issued and 1,177 shares to be issued to former Iora shareholders for outstanding Iora capital stock based on 77,687 Iora shares with the Exchange Ratio of 0.69 for a share of Iora and 1Life's stock price of $24.51 as of the closing date. The fair value of the

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

53,583 shares transferred as consideration was determined on the basis of the closing market price of the Company's common stock one business day prior to the Acquisition Date.
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
(3) Represents the fair value of Iora’s equity awards assumed by 1Life for pre-combination services. Pursuant to the terms of the merger agreement, Iora’s outstanding equity awards that are vested and unvested as of the effective time of the merger were replaced by 1Life equity awards with the same terms and conditions. The vested portion of the fair value of 1Life’s replacement equity awards issued represents consideration transferred, while the unvested portion represents post-combination compensation expense based on the vesting terms of the equity awards. The awards that include a provision for accelerated vesting upon a change of control are included in the vested consideration. The fair value of the stock options of Iora assumed by 1Life was determined by using a Black-Scholes option pricing model with the applicable assumptions as of the Acquisition Date. The fair value of the unvested stock awards, for which post-combination service is required, will be recorded as share-based compensation expense over the respective vesting period of each award. See Note 14, "Stock-Based Compensation and Employee Benefit Plans".
The following table presents the preliminary purchase price allocation recorded in the Company's consolidated balance sheet as of the Acquisition Date:

Cash and cash equivalents acquired	$17,808
Accounts receivable, net (3)	20,451
Prepaid expenses and other current assets	3,043
Restricted cash	2,069
Property and equipment, net	29,565
Right-of-use assets	70,249
Intangible assets, net	363,031
Other assets (1)	8,418
Total assets	514,634
Accounts payable	1,974
Accrued expenses	9,819
Deferred revenue, current (2)	5,989
Operating lease liabilities, current	6,617
Operating lease liabilities, non-current	63,558
Deferred revenue, non-current (2)	24,316
Deferred income taxes (5)	80,537
Other non-current liabilities (1) (3) (4)	17,271
Total liabilities	210,081
Net assets acquired	304,553
Estimated Merger Consideration	1,424,836
Estimated goodwill attributable to Merger	$1,120,283
(1) Included in the other assets was an escrow asset of $8,401 related to 1Life common stock held by a third-party escrow agent to be released to the former stockholders of Iora, less any amounts that would be necessary to satisfy any then pending

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

and unsatisfied or unresolved claim for indemnification for any 1Life indemnifiable loss pursuant to the indemnity provisions of the Merger Agreement. A corresponding indemnification liability of $12,983 was recorded in other non-current liabilities in the Company's consolidated balance sheet as of the Acquisition Date. The escrow asset and indemnification liability reflected measurement period adjustments of $505 and $1,064, respectively, from the Acquisition Date as of December 31, 2021. The indemnification asset is subject to remeasurement at each reporting date due to changes to the underlying value of the escrow shares until the shares are released from escrow, with the remeasurement adjustment reported in the Company's consolidated statement of operations. During the year ended December 31, 2021, the fair value of the escrow asset had reduced and the unrealized loss recorded for was immaterial for the period.
(2) Reflected an increase in deferred revenue, current and deferred revenue, non-current of $4,905 as a result of the early adoption of ASU 2021-08. See Note 2 "Summary of Significant Accounting Policies — Recent Accounting Pronouncements" for details.
(3) Reflected a decrease in accounts receivable, net of $4,227 and an increase of other non-current liabilities of $2,116 as a result of an adjustment identified during the measurement period from the Acquisition Date as of December 31, 2021.
(4) Reflected a decrease in other non-current liabilities of $6,096 as a result of an adjustment related to uncertain tax positions liability identified during the measurement period from the Acquisition Date as of December 31, 2021.
(5) Reflected a decrease in deferred income taxes of $9,672 as a result of an adjustment as a result of an adjustment identified during the measurement period from the Acquisition Date as of December 31, 2021.
The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of fair values, which were determined primarily using the income method based on estimates and assumptions made by management at the time of the Iora acquisition and are subject to change during the measurement period which is not expected to exceed one year. The primary tasks that are required to be completed include valuation of certain assets and liabilities, including any related tax impacts. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.
The Company recognized a net deferred tax liability of $80,537 in this business combination that is included in long-term liabilities in the accompanying consolidated balance sheet. This primarily related to identified intangible assets recorded in acquisition for which there is no tax basis.
The acquired entity's results of operations were included in the Company's consolidated financial statements from the date of acquisition, September 1, 2021. For the period from September 1, 2021 through December 31, 2021, Iora contributed net revenue of $130,623 which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 2021. Due to the integrated nature of the Company's operations, it is not practicable to separately identify earnings of Iora on a stand-alone basis.
During the year ended December 31, 2021, the Company incurred costs related to this acquisition of $39,530 that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operations.
Identifiable intangible assets are comprised of the following:

	Preliminary Fair Value	Estimated Useful Life (in years)
Intangible Asset:
Medicare Advantage contracts - existing geographies	$298,000	9
CMS Direct Contracting contract - existing geographies	52,000	9
Trade name: Iora	13,031	3
Total	$363,031
Net tangible assets were valued at their respective carrying amounts as of the Acquisition Date, which approximated their fair values. Medicare Advantage contracts and CMS Direct Contracting contract represent the At-Risk arrangements that Iora has with Medicare Advantage plans or directly with CMS. Trade names represent the Company’s right to the Iora trade names and associated design.
Loan Agreement
Under the Merger Agreement, 1Life and Iora have also entered into a Loan and Security Agreement on June 21, 2021. See Note 19 "Note Receivable" for more details.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Iora had an existing credit facility with SVB, which is referred to as the SVB Facility. The SVB facility of $5,391 was repaid on September 1, 2021, of which $50 is related to the prepayment penalty. Repayment of the existing SVB loan is accounted for as part of the acquisition purchase considerations.
Supplemental Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for 1Life and Iora as if the companies were combined as of the beginning of fiscal year 2020. The unaudited pro forma information includes transaction and integration costs, adjustments to amortization and depreciation for intangible assets and property and equipment acquired, stock-based compensation costs and tax effects.
The table below reflects the impact of material adjustments to the unaudited pro forma results for the year ended December 31, 2021 and 2020 that are directly attributable to the acquisition:

	Year Ended December 31,
Material Adjustments	2021	2020
(Decrease) / increase to expense as result of transaction and integration costs	$(51,433)	$38,918
(Decrease) / increase to expense as result of amortization and depreciation expenses	30,757	46,405
(Decrease) / increase to expense as a result of stock-based compensation costs	1,686	12,136
(Decrease) / increase to expense as result of changes in tax effects	$(7,325)	$(17,880)
The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2020 or the results of our future operations of the combined businesses.

	Year Ended December 31,
	2021	2020
Revenue	$834,622	$592,936
Net Loss	$(290,052)	$(247,556)
Other Acquisitions
During the year ended December 31, 2021, the Company completed three other acquisitions for $9,908 of total cash consideration. The acquisitions were each accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in aggregate, to the Company’s consolidated financial statements. The purchase price allocations resulted in $5,880 of goodwill and $3,921 of acquired identifiable intangible assets related to customer relationships valued using the income method. Intangible assets are being amortized over their respective useful lives of three or seven years. Acquisition-related costs were immaterial and were expensed as incurred in the consolidated statements of operations.
9.Goodwill and Intangible Assets
Goodwill
On September 1, 2021, the Company completed the acquisition of Iora, which was accounted for as a business combination resulting in $1,120,283 in goodwill. See Note 8 "Business Combinations". No goodwill impairments were recorded during the year ended December 31, 2021.
There were no changes to the goodwill balance for the year ended December 31, 2020. Goodwill balances as of December 31, 2021 and December 31, 2020 were as follows:

Amount
Balance as of December 31, 2020	$21,301
Goodwill recorded in connection with acquisitions	1,130,124
Measurement period adjustments	(3,961)
Balance as of December 31, 2021	$1,147,464

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Intangible Assets
The Company recorded amortization expense of $14,794, $23, and $281 for the years ended December 31, 2021, 2020 and 2019. The Company had no intangible assets as of December 31, 2020.
The following summarizes the Company’s intangible assets and accumulated amortization as of December 31, 2021:

	December 31, 2021
	Original Cost	Accumulated Amortization	Net Book Value
Medicare Advantage contracts - existing geographies	$298,000	$(11,037)	$286,963
CMS Direct Contracting contract - existing geographies	52,000	(1,926)	50,074
Trade name: Iora	13,031	(1,448)	11,583
Customer relationships	3,921	(383)	3,538
Total intangible assets	$366,952	$(14,794)	$352,158
Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The change in purchased intangible assets gross carrying amount resulted primarily from the Iora acquisition. See Note 8 "Business Combinations".
As of December 31, 2021, estimated future amortization expense related to intangible assets were as follows:

December 31, 2021
2022	$43,835
2023	43,835
2024	42,356
2025	39,417
2026	39,417
2027 and thereafter	143,298
Total	$352,158
10.Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following:

	December 31,
	2021	2020
Accrued employee compensation and benefits	$37,970	$28,414
Inventories received not yet invoiced	4,066	3,749
Construction in progress	5,962	811
Self-insurance programs	3,000	1,936
Legal and professional fees	8,744	1,486
Medical office and lab supplies	2,026	3,581
Other accrued expenses	10,904	6,550
Total	$72,672	$46,527
Other current liabilities consisted of the following:

	December 31,
	2021	2020
Legal settlement liability	$11,273	$—
Customer refund liabilities	10,223	2,937
Capitated accounts payable	7,220	—
Other current liabilities	2,916	1,924
Total	$31,632	$4,861

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

11.Self-Insurance Reserves
The following table provides a roll-forward of the insurance reserves related to the Company's self-insurance program:

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$1,936	$1,753	$819
Expenses incurred	22,909	16,577	11,801
Expenses paid	(21,845)	(16,394)	(10,867)
Ending balance	$3,000	$1,936	$1,753
12.Debt
Term Notes
In January 2013, the Company entered into a loan and security agreement with an institutional lender and with subsequent amendments for borrowings of $11,000 at an interest rate at the greater of prime plus 1.81% or 5.56%, ("the "LSA"). In connection with the LSA agreement, the Company issued to the lenders 494,833 warrants. Borrowings under the LSA were secured by substantially all of the Company's properties, rights and assets, excluding intellectual property. On September 1, 2020, the term notes under the LSA matured and the remaining outstanding principal was repaid, plus accrued and unpaid interest.
For the years ended December 31, 2020 and 2019, the Company recorded aggregate interest expense of $86 and $469, respectively. The non-cash interest expense related to the accretion of debt discounts for common and redeemable convertible preferred stock warrants included in the aggregate interest expense for the years ended December 31, 2020 and 2019 was immaterial. The Company's annual effective interest rate was approximately 6.0% and 7.2% for the years ended December 31, 2020 and 2019, respectively.
During the years ended December 31, 2020 and 2019, the Company made aggregate principal payments of $3,300 and $4,400, respectively.
Convertible Senior Notes
In May 2020, the Company issued and sold $275,000 aggregate principal amount of 3.0% convertible senior notes due 2025 in a private offering exempt from the registration requirements of the Securities Act of 1933, and in June 2020, the Company issued an additional $41,250 aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option by the initial purchasers of the 2025 Notes. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 3.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The 2025 Notes will mature on June 15, 2025, unless earlier converted, redeemed or repurchased. The total net proceeds from the debt offering, after deducting the initial purchasers' commissions and other issuance costs, were $306,868.
Each $1 principal amount of the 2025 Notes will initially be convertible into 0.0225052 shares of the Company's common stock, which is equivalent to an initial conversion price of $44.43 per share, subject to adjustment upon the occurrence of specified events but not for any accrued and unpaid interest.
Holders may convert the 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price (as defined below) per $1 principal amount of the 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. It is the Company's current intent to settle conversions through combination settlement comprising of cash and equity.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

On or after March 15, 2025 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election and in accordance with the terms of the indenture governing the 2025 Notes. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company's common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading day observation period. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or notice of redemption, as the case may be. If the Company undergoes a fundamental change prior to the maturity date, holders of the 2025 Notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such a corporate event in certain circumstances. The Company may not redeem the 2025 Notes prior to June 20, 2023. The Company may redeem for cash all or any portion of the 2025 Notes, at the Company's option, on or after June 20, 2023 and prior to March 15, 2025, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. During the year ended December 31, 2021, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of December 31, 2021 and are classified in long term liabilities in the consolidated balance sheet.
The Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), ("ASU 2020-06"), as of January 1, 2021. Under ASU 2020-06, the Company is no longer required to bifurcate the equity component from the liability component for the 2025 Notes and instead accounts for it as a single liability instrument. Comparative prior period consolidated financial statements have not been restated for ASU 2020-06 and are not directly comparable to the current period consolidated financial statements. See Note 2, "Summary of Significant Accounting Policies" for details on adoption impact.
The Company incurred issuance costs of $9,374 and amortizes the issuance costs to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 0.65%.
The net carrying amount of the 2025 Notes was as follows:

	Year Ended December 31
Liabilities:	2021	2020
Principal	$316,250	$316,250
Unamortized debt discount	—	(68,441)
Unamortized issuance costs	(6,406)	(6,576)
Net carrying amount	$309,844	$241,233
The following table sets forth the interest expense recognized related to the 2025 Notes:

	Year Ended December 31
	2021	2020
Contractual interest expense	$9,488	$5,587
Amortization of debt discount	—	7,194
Amortization of issuance costs	1,875	556
Total interest expense related to the 2025 Notes	$11,363	$13,337

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

13.Common Stock
As of December 31, 2021and 2020, the Company's Certificate of Incorporation, as amended and restated, authorized the Company to issue 1,000,000 and 1,000,000 shares of common stock, respectively, par value of $0.001 per share. Each share of common stock is entitled to one vote.
Initial Public Offering
On February 4, 2020, the Company closed its initial public offering ("IPO") and sold 20,125 shares of common stock, including the underwriters' option to purchase additional shares at the IPO price. The public offering price of the shares sold in the IPO was $14.00 per share. In aggregate, the shares issued in the offering generated $258,119 in net proceeds, which amount is net of $18,314 in underwriters' discount and commissions, and $5,317 in offering costs.
Upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding were automatically converted into 86,257 shares of common stock and all redeemable preferred stock warrants were converted into warrants to purchase 668 shares of common stock. In addition, 1,590 options held by a named executive officer that were subject to immediate vesting upon the execution of the IPO underwriting agreement vested and accordingly, $3,506 of stock-based compensation expense was recognized.
In June 2020, the Company completed a secondary offering in which certain stockholders sold 8,300 shares of common stock at an offering price of $31.00 per share. The selling stockholders received all of the net proceeds from the sale of shares in this offering. The Company did not sell any shares or receive any proceeds in this secondary offering.
The Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2021	2020
Options outstanding under the Equity Incentive Plans	28,312	28,273
Unvested restricted stock	3,249	1,291
Common stock reserved for issuance in connection with acquisitions	1,177	—
Options available for future issuance	12,972	9,855
	45,710	39,419
14.Stock-Based Compensation and Employee Benefit Plans
Stock Incentive Plan
The Company has the following stock-based compensation plans: the 2007 Equity Incentive Plan (the "2007 Plan"), the 2017 Equity Incentive Plan (the "2017 Plan"), and the 2020 Equity Incentive Plan (the "2020 Plan", and, together with the 2007 Plan and the 2017 Plan, the "Plans").
In January 2020, the Company's stockholders approved the 2020 Equity Incentive Plan, which took effect upon the execution of the underwriting agreement for the Company's IPO in January 2020. The 2020 Plan is intended as the successor to and continuation of the 2007 Plan and the 2017 Plan. The number of shares of common stock reserved for issuance under the Company's 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021, and continuing through and including January 1, 2030, by 4% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company's board prior to the applicable January 1st. The number of shares issuable under the Plans is adjusted for capitalization changes, forfeitures, expirations and certain share reacquisitions. The Plan provides for the grants of incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), restricted stock awards, and restricted stock unit awards ("RSUs"). ISOs may be granted only to employees, including officers. All other awards may be granted to employees, including officers, non-employee directors and consultants. The 2020 Plan provides that grants of ISOs will be made at no less than the estimated fair value of common stock, as determined by the Board of Directors, at the date of grant. Stock options granted to employees and nonemployees under the Plans generally vest over four years. Options granted under the Plans generally expire ten years after the date of grant.
At December 31, 2021, 8,726 shares were available for future grants.
2020 Employee Stock Purchase Plan
In January 2020, the Company's stockholders approved the 2020 Employee Stock Purchase Plan ("ESPP") Plan. The 2020 ESPP became effective upon the execution of the underwriting agreement for the Company's IPO in January 2020. The

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Company has initially reserved 2,800 shares of common stock for issuance under the 2020 ESPP. The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the lesser of (1) 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding fiscal year, (2) 2,800 shares, and (3) a number of shares determined by the Company's board. At December 31, 2021, 4,246 shares were available for future issuance.
The ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their earnings for the purchase of the Company's common stock at a discounted price per share, subject to limitations imposed by federal income tax regulations. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's common stock on the first or last day of the offering period, whichever is lower. The initial offering period ran from January 31, 2020 to August 15, 2020 and the second offering period ran from August 16, 2020 to November 15, 2020. On a going forward basis, the ESPP will provide for separate six-month offering periods beginning on May 16 and November 16 of each year.
During the year ended December 31, 2021 and 2020, the Company's employees purchased approximately 222 and 350 shares, respectively under the ESPP at a weighted-average price of $22.89 and $13.83, respectively per share. The stock-based compensation expense recognized for the ESPP was $2,139 and $2,058, respectively during the year ended December 31, 2021 and 2020.
The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP:

Year Ended December 31,
	2021	2020
Expected term in years	0.5 - 0.5	0.3 - 0.5
Expected stock price volatility	44.5% - 59.4%	53.7% - 63.5%
Risk-free interest rate	—% - 0.1%	0.1% - 1.5%
Expected dividend yield	—%	—%
At December 31, 2021, there was $599 in unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over a period of 0.4 years.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Stock Options
The following table summarizes stock option activity under the Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	21,504	$4.30	8.00	$74,546
Granted	7,702	10.39
Exercised	(816)	3.73
Canceled	(584)	5.99
Outstanding as of December 31, 2019	27,806	$5.97	7.76	$207,956
Granted	381	22.32
Exercised	(8,123)	4.39
Canceled	(436)	8.06
Market-based stock options granted	8,645	43.31
Outstanding as of December 31, 2020	28,273	$18.03	8.20	$724,339
Granted	5,013	13.91
Exercised	(4,284)	5.32
Canceled	(690)	14.01
Outstanding as of December, 2021	28,312	$19.32	7.57	$192,955
Options exercisable as of December 31, 2021	11,546	$5.67	6.20	$142,078
Options vested and expected to vest as of December 31, 2021	18,174	$8.26	6.84	$185,771
The aggregate intrinsic value of service-based options exercised for the years ended December 31, 2021, 2020 and 2019 was $133,807, $206,143 and $4,998, respectively.
At December 31, 2021, there was $26,271 in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.6 years.
Fair Value of Stock Options Granted
The fair value of stock option grants with service-based vesting conditions is estimated using the Black-Scholes option-pricing model. The Company lacks company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. For options with service-based vesting conditions, the expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
We estimated the fair value of stock option grants with service-based vesting conditions using a Black-Scholes option pricing model with the following assumptions presented on a weighted-average basis:

	Year Ended December 31,
	2021	2020	2019
Expected term in years	5.1	6.0	6.3
Expected stock price volatility	53.7%	57.4%	44.8%
Risk-free interest rate	0.9%	0.9%	1.9%
Expected dividend yield	—%	—%	—%
Estimated fair value per option granted	$18.56	$11.88	$4.78

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

The fair value of stock option grants with service-based vesting conditions for the years ended December 31, 2021, 2020 and 2019 was $93,062, $4,519 and $36,785, respectively.
Assumed Equity Awards
As of the Acquisition Date, the Company assumed Iora’s outstanding equity awards related to stock options and phantom stock. The awards under the assumed equity plan were generally settled as follows:
•Options: All Iora options outstanding on the close date were assumed by 1Life and converted into options to acquire shares of 1Life common stock. The vested and unvested options, to the extent related to pre-combination services were included in the consideration transferred. Iora’s unvested options, to the extent they relate to post-combination services, will be expensed as they vest post the acquisition and will be treated as stock-based compensation expense. See Note 8 "Business Combinations".
•Phantom stock: Each Iora vested phantom stock award has been settled in cash. Each Iora unvested phantom stock award has been assumed by the Company and converted into the right to receive the unvested phantom cash award. Each unvested phantom cash award will remain subject to the same terms and conditions as were applicable to the underlying unvested phantom stock award immediately prior to the close date. The unvested phantom stock award is considered a liability-classified award as the settlement involves a cash payment upon the dates when these awards vest. The entire vested award and unvested phantom stock, to the extent they relate to pre-combination services, were included in the consideration transferred. Iora’s unvested phantom stock awards, to the extent they relate to post-combination services, will be expensed as they vest post acquisition and will be treated as stock-based compensation expense. See Note 8 "Business Combinations".
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
Market-based Stock Options
During the year ended December 31, 2020, the Board of Directors ("Board") approved the grant of a long-term market-based stock option (the "Performance Stock Option") to the Company's Chief Executive Officer and President. The Performance Stock Option was granted to acquire up to 8,645 shares of the Company's common stock upon exercise. The Performance Stock Option consists of four separate tranches and each tranche will vest over a seven-year time period and only if the Company’s stock price sustains achievement of pre-determined increases for a period of 90 consecutive calendar days and the Chief Executive Officer remains employed with the Company. The exercise price per share of the Stock Option is the closing price of a share of the Company's common stock on the date of grant. The vesting of the Performance Stock Option can also be triggered upon a change in control. The following table presents additional information relating to each tranche of the Performance Stock Option:

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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

The Company will recognize aggregate stock-based compensation expense of $197,469 over the derived service period of each tranche using the accelerated attribution method as long as the service-based vesting conditions are satisfied. If the market conditions are achieved sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company recorded stock-based compensation expense of $60,027 and $490 related to the award for the year ended December 31, 2021 and 2020, respectively, which is included in general and administrative in the consolidated statements of operations. Unamortized stock-based compensation expense related to the award was $136,952 as of December 31, 2021.
Restricted Stock Units
In March 2016, the Company issued 150 shares of restricted stock pursuant to a purchase agreement that was subject to a twenty-four-month pro-rata vesting period with any unvested shares forfeited upon termination of the employees. The fair value of these shares was recorded as stock-based compensation expense in the Company's consolidated financial statements.
The following table summarizes restricted stock unit activity under the Plans:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding as of December 31, 2019	—	$—
Granted	1,490	21.52
Vested	(65)	15.00
Canceled and forfeited	(134)	18.74
Unvested and outstanding as of December 31, 2020	1,291	$22.14
Granted	2,697	30.44
Vested	(338)	22.98
Canceled and forfeited	(401)	30.62
Unvested and outstanding as of December 31, 2021	3,249	$27.90
The fair value of restricted stock units granted for the year ended December 31, 2021 and 2020 was $82,131 and 32,071, respectively. As of December 31, 2021, there was $41,069 in unrecognized compensation expense related to restricted stock units, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.9 years.
Stock-Based Compensation Expense
Total stock-based compensation expense for employees and nonemployees recognized by the Company for the years ended December 31, 2021, 2020 and 2019, was $112,298, $35,095 and $14,877, respectively. A tax benefit of $33,547, $53,749 and $707 for the years ended December 31, 2021, 2020 and 2019, respectively, was included in the Company's net operating loss carry-forward that could potentially reduce future tax liabilities.
Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2021	2020	2019
Sales and marketing	$4,136	$2,385	$1,256
General and administrative	108,162	32,710	13,621
Total	$112,298	$35,095	$14,877
Employee Benefit Plan
Effective January 1, 2007, the Company adopted a 401(k) plan that is available to all full-time employees over the age of 18, who have been employed at least three months with the Company. Eligible employees may contribute up to 90% of their annual compensation to the 401(k) plan, subject to limitations imposed by federal income tax regulations. The Company matches 50% of the first 5% of amounts contributed by employees, subject to limitations by federal income tax regulations. The Company's contribution was $6,103, $5,051, and $3,618 for the years ended December 31, 2021, 2020 and 2019, respectively.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

15.Income Taxes
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$1,166	$869	$1
State	607	1,664	86
Total current	1,773	2,533	87
Deferred:
Federal	(3,022)	(1,895)	—
State	(553)	(761)	—
Total deferred	(3,575)	(2,656)	—
Total provision for (benefit from) income taxes	$(1,802)	$(123)	$87
The following table reconciles the Federal statutory income tax provision to the Company's effective income tax provision. Amounts may not sum due to rounding.

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
Valuation allowance	(24.7)%	(49.8)%	(12.6)%
Section 382 limitations	—%	—%	(10.0)%
State income tax expense	(2.0)%	(6.3)%	(1.4)%
Stock-based compensation	3.1%	38.6%	4.5%
Adoption of ASU 2020-06	5.5%	—%	—%
Section 162(m)	(1.1)%	(0.6)%	—%
Transaction Costs	(1.1)%	—%	—%
Warrant fair value adjustment	—%	(1.5)%	(1.4)%
Other, net	—%	(1.3)%	(0.3)%
Effective income tax rate	0.7%	0.1%	(0.2)%

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred income tax assets and liabilities at December 31, 2021 and 2020 were comprised of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss and credit carryforwards	$249,685	$114,662
Reserves and allowances	11,675	1,713
Basis difference in fixed and intangible assets	290	72
Stock-based compensation	19,550	11,970
Lease liability	86,328	52,045
Section 163(j) interest	4,460	2,750
Total gross deferred tax assets	371,988	183,212
Valuation allowance	(265,898)	(113,770)
Total deferred tax assets	106,090	69,442
Deferred tax liabilities:
Basis difference in fixed and intangible assets	(106,276)	(3,460)
Right-of-use assets	(73,372)	(42,249)
Capitalized commissions	(317)	(250)
Reserves and allowances	—	—
Convertible note debt discount	—	(20,827)
Total deferred tax liabilities	(179,965)	(66,786)
Net deferred tax assets (liabilities)	$(73,875)	$2,656
Of the total deferred tax assets, none are related to the noncontrolling interest as of December 31, 2021 and 2020, respectively.
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered, including the Company’s current and past performance, the market environments in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, as well as tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not, that most of the deferred tax assets may not be realized; and accordingly, as of December 31, 2021, the Company has provided a full valuation allowance against its net deferred tax assets. A partial valuation allowance was established against deferred tax assets in entities with recent cumulative losses as of December 31, 2020. The change in total valuation allowance was an increase of $152,128 and $47,235 for the years ended December 31, 2021 and 2020, respectively.
At December 31, 2021, the Company had net operating loss carryforwards for federal and state and local income tax purposes of $894,276 and $598,454, respectively, which are available to reduce future income subject to income taxes. Federal net operating losses generated after 2017, of $687,126, do not expire. The remaining federal and state net operating loss carry forwards will begin to expire, if not used, at various dates beginning in tax year 2025 and 2024, respectively.
As of December 31, 2021, the Company had federal credits of $618 and state credit carryforwards of $783 which are available to reduce future income tax. The federal credits will begin to expire, if not used, in tax year 2030. Some of the state credit carryforwards will begin to expire, if not used, in tax year 2023.
Utilization of some of the federal, state and local net operating loss and credit carryforwards may be subject to annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state and local provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2021, on 1Life ownership history, including the pre-acquisition Iora group history. The Company has identified $25,215 and $31,003 of federal and state net operating losses, respectively, in the historical One Medical PCs that will expire unused due to ownership changes in the non-controlling interests. State credits of $71 will not be able to be utilized due to ownership change limitations in the historical One Medical

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

PCs. The Company has identified $2,838 of historical Iora federal net operating losses and $165 of historical Iora federal credits that will expire unused.
Intended to provide economic relief to those impacted by the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 and includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property ("QIP"). Additionally, the CARES Act, in efforts to enhance business' liquidity, provides for refundable employee retention tax credits and the deferral of the employer paid portion of social security taxes. The CARES Act did not have a material impact on the Company's income taxes.
On June 29, 2020, California Governor Newsom signed into law the state's budget package which included Assembly Bill 85 ("AB 85"). AB 85 contained two major tax changes: (1) the suspension of net operating loss ("NOLs") utilization for certain taxpayers; and (2) the limitation of certain business tax credits for tax years 2020, 2021 and 2022. AB 85 resulted in an additional $105 of current expense to the Company's 2020 state income tax provision.
The Company has analyzed its filing positions in all significant Federal and State jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The Company had immaterial unrecognized tax benefits as of December 31, 2021 and no unrecognized tax benefits as of December 31, 2020. During the years ended December 31, 2021 and 2020, no interest or penalties were required to be recognized relating to unrecognized tax benefits. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company’s tax returns continue to remain subject to examination by U.S. federal and state taxing authorities for effectively all years since inception due to net operating loss carryforwards. The Company is not currently under examination in any jurisdictions.
16.Net Loss Per Share
Net Loss Per Share Attributable to 1Life Healthcare, Inc. Stockholders
Basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders were calculated as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(254,641)	$(89,421)	$(53,695)
Less: Net loss attributable to noncontrolling interest	—	(704)	(1,141)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(254,641)	$(88,717)	$(52,554)
Denominator:
Weighted average common shares outstanding- basic and diluted	155,343	118,379	18,476
Net loss per share attributable to1Life Healthcare, Inc. stockholders- basic and diluted	$(1.64)	$(0.75)	$(2.84)
The Company's potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

the computation of diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	28,312	28,273	27,806
Unvested restricted stock	3,249	1,291	—
Redeemable convertible preferred stock (as converted to common stock)	—	—	86,252
Warrants to purchase common stock	—	—	673
2025 Notes (1)	7,117	—	—
Shares held in special indemnity escrow account in connection with Iora acquisition	405	—	—
	39,083	29,564	114,731
(1) Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible senior notes was calculated using the if-converted method for the year ended December 31, 2021. During the year ended December 31, 2021, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of December 31, 2021. See Note 2 "Summary of Significant Accounting Policies".
17.Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2021 and 2020, the Company has not incurred any material costs as a result of such indemnifications.
Legal Matters
In May 2018, a class action complaint was filed by two former members against the Company in the Superior Court of California for the County of San Francisco, or the Court, alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF, in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. Following certain trial court proceedings and certain appeals, arbitration proceedings, and court-ordered mediation proceedings, in June 2021, the parties filed a joint notice of settlement and request for a six month stay before the appellate court in light of reaching a settlement in principle. The parties later executed a class action settlement agreement and release effective June 30, 2021, which requires trial court approval. A preliminary class settlement approval hearing was scheduled to take place in August 2021, but the trial court requested supplemental briefing and vacated the previously scheduled hearing. Plaintiffs filed their supplemental brief and supporting documents on October 12, 2021. The trial court granted the motion for preliminary approval on November 12, 2021. Under the terms of the settlement and the trial court’s order, the settlement will proceed to the class notice phase, which is expected to happen in early 2022. The final approval hearing on the settlement is currently set for May 26, 2022.
The settlement amount of $11,500 was recorded as other current liabilities in the condensed consolidated balance sheets as of June 30, 2021. The Company's insurers committed to pay $5,950 towards the settlement amount. The settlement amount, net of expected insurance recovery, of $5,550 was recorded as general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2021. Class payout is expected to occur in 2022. There was no material change to the liability amount or any incremental expenses incurred during the year ended December 31, 2021.
Stockholder Litigation Related to Iora Health Acquisition
In July and August of 2021, a total of eight complaints were filed by purported stockholders against the Company and its board of directors alleging, among other things, that the disclosures in the Company’s registration statement on Form S-4

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

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
Additional lawsuits may be filed against the Company or its directors and officers in connection with the merger. Defending such lawsuits could require the Company to incur significant costs and divert the attention of the management team. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the closing of the proposed merger may adversely affect the Company's business, financial condition, results of operations and cash flows. The Company cannot predict the outcome of the lawsuits or any others that might be filed subsequent to the date of filing of this Annual Report on Form 10-K and cannot reasonably estimate the possible loss or range of loss with respect to these matters. The Company believes that such lawsuits are without merit and intends to defend against the claims vigorously.
Government Inquiries and Investigations
In March 2021, the Company received (i) requests for information and documents from the United States House Select Subcommittee on the Coronavirus Crisis, (ii) a request for information from the California Attorney General and the Alameda County District Attorney’s Office and (iii) a request for information and documents from the Federal Trade Commission relating to the Company’s provision of COVID-19 vaccinations. The Company has also received inquiries from state and local public health departments regarding its vaccine administration practices and has and may continue to receive additional requests for information from other governmental agencies relating to its provision of COVID-19 vaccinations. The Company is cooperating with these requests as well as requests received from other governmental agencies, including with respect to the Company's compensation practices and membership generation during the relevant periods. The majority staff of the Subcommittee released a memorandum of findings on December 21, 2021 highlighting some of the issues identified in documents and data provided by the Company and no further disclosures, testimony or other responses have been requested by the Subcommittee. In addition, in February 2022, the Federal Trade Commission advised us that they were closing their inquiry on our provision of COVID-19 vaccinations. The Company is unable to predict the outcomes or timeline of the residual government inquiries or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances. Legal fees have been recorded as general and administrative expenses in the consolidated statements of operations.
Sales and Use Tax
During 2017 and 2018, a state jurisdiction engaged in an audit of 1Life's sales and use tax records applicable to that jurisdiction from March 2011 through February 2017. As of December 31, 2021, the Company estimated a probable loss from the audit and recorded the estimate in accrued expenses related to one aspect of the finding, including interest and penalties. The Company disputed the other finding representing the majority of the state's proposed audit change and successfully overturned the sales tax assessment resulting from the audit in December 2021.
In addition, from time to time, the Company has been and may be involved in various legal proceedings arising in the ordinary course of business. The Company currently believes that the outcome of these legal proceedings, either individually or in the aggregate, will not have a material effect on its consolidated financial position, results of operations or cash flows.
18.Related Party Transactions
Certain of the Company's investors are also customers of the Company. Revenue recognized under contractual obligations from such customers was immaterial for the year ended December 31, 2021. Revenue recognized under contractual obligations from such customers was $2,093 and $27,748 for the years ended December 31, 2020 and 2019, respectively. The outstanding receivable balance from such customers was immaterial as of December 31, 2021 and December 31, 2020.
19.Note Receivable
In connection with the Iora acquisition, on June 21, 2021, 1Life and Iora entered into a loan agreement under which the Company might advance secured loans to Iora to fund working capital, at Iora's request from time to time, in outstanding amounts not to exceed $75,000 in the aggregate. Amounts drawn under the loan agreement are secured by all assets of Iora and were subordinated to Iora's obligations under its then-existing credit facility with SVB. The loan agreement is effective through the maturity date of borrowed amounts under the loan agreement. Such maturity date is the later of 90 days following the

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

earliest of certain maturity dates set forth in the SVB Facility. Amounts drawn bear interest at a rate equal to 10% per year, payable monthly.
As of the Acquisition Date, there was $30,000 drawn and outstanding under the loan agreement. Pursuant to the consummation of Iora's acquisition by 1Life, this note receivable was eliminated as part of intercompany eliminations. $30,253 of note receivable including accrued interests prior to the Acquisition Date was treated as purchase consideration. See Note 8 "Business Combinations" for details.