Form 10-Q
period 2022-03-31
1Life Healthcare Inc
filed 2022-05-04
CIK 1404123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 18, 2022, the registrant had 194,047,510 shares of common stock, $0.001 par value per share, outstanding.

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
i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$239,978	$341,971
Short-term marketable securities	141,064	111,671
Accounts receivable, net	142,288	103,498
Inventories	6,021	6,065
Prepaid expenses	31,466	28,055
Other current assets	23,311	21,767
Total current assets	584,128	613,027
Long-term marketable securities	47,438	48,296
Restricted cash	3,801	3,801
Property and equipment, net	199,137	193,716
Right-of-use assets	266,592	256,293
Intangible assets, net	341,200	352,158
Goodwill	1,145,094	1,147,464
Other assets	8,639	12,277
Total assets	$2,596,029	$2,627,032
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,842	$18,725
Accrued expenses	73,534	72,672
Deferred revenue, current	64,317	47,928
Operating lease liabilities, current	33,316	31,152
Other current liabilities	34,088	31,632
Total current liabilities	221,097	202,109
Operating lease liabilities, non-current	283,206	269,641
Convertible senior notes	310,313	309,844
Deferred income taxes	67,141	73,875
Deferred revenue, non-current	27,385	29,317
Other non-current liabilities	11,042	13,663
Total liabilities	920,184	898,449
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.001 par value, 1,000,000 and 1,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 193,483 and 191,722 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	194	193
Additional paid-in capital	2,385,934	2,346,781
Accumulated deficit	(709,057)	(618,198)
Accumulated other comprehensive income	(1,226)	(193)
Total stockholders' equity	1,675,845	1,728,583
Total liabilities and stockholders' equity	$2,596,029	$2,627,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue:
Medicare revenue	$127,422	$—
Commercial revenue	126,680	121,352
Total net revenue	254,102	121,352
Operating expenses:
Medical claims expense	104,966	—
Cost of care, exclusive of depreciation and amortization shown separately below	101,377	70,092
Sales and marketing	22,459	12,689
General and administrative	97,036	64,345
Depreciation and amortization	20,893	6,607
Total operating expenses	346,731	153,733
Loss from operations	(92,629)	(32,381)
Other income (expense), net:
Interest income	157	105
Interest and other expense	(5,119)	(2,843)
Total other income (expense), net	(4,962)	(2,738)
Loss before income taxes	(97,591)	(35,119)
Provision for (benefit from) income taxes	(6,732)	4,199
Net loss	$(90,859)	$(39,318)
Net loss per share — basic and diluted	$(0.47)	$(0.29)
Weighted average common shares outstanding — basic and diluted	193,019	136,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(90,859)	$(39,318)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(1,033)	12
Comprehensive loss	$(91,892)	$(39,306)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2021	191,722	$193	$2,346,781	$(618,198)	$(193)	$1,728,583
Exercise of stock options	579	1	2,234			2,235
Issuance of common stock for settlement of RSUs	442					—
Issuance of common stock in acquisition	740					—
Stock-based compensation expense			36,919			36,919
Net unrealized gain (loss) on marketable securities					(1,033)	(1,033)
Net loss				(90,859)		(90,859)
Balances at March 31, 2022	193,483	$194	$2,385,934	$(709,057)	$(1,226)	$1,675,845

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2020	134,472	$134	$918,118	$(369,785)	$8	$548,475
Impact of adoption of ASU 2020-06			(73,393)	6,656		(66,737)
Impact of adoption of ASC 326				(428)		(428)
Exercise of stock options	2,584	3	13,476			13,479
Issuance of common stock for settlement of RSUs	241					—
Stock-based compensation expense			26,328			26,328
Net unrealized gain (loss) on marketable securities					12	12
Net loss				(39,318)		(39,318)
Balances at March 31, 2021	137,297	$137	$884,529	$(402,875)	$20	$481,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(90,859)	$(39,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	281	(60)
Depreciation and amortization	20,893	6,607
Amortization of debt discount and issuance costs	469	468
Accretion of discounts and amortization of premiums on marketable securities, net	338	199
Reduction of operating lease right-of-use assets	7,950	4,156
Stock-based compensation	36,919	26,328
Deferred income taxes	(6,734)	—
Other non-cash items	211	202
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(39,071)	8,583
Inventories	44	2,478
Prepaid expenses and other current assets	(999)	(4,870)
Other assets	2,625	(171)
Accounts payable	(680)	(1,248)
Accrued expenses	2,529	8,168
Deferred revenue	14,457	11,050
Operating lease liabilities	(6,687)	(4,434)
Other liabilities	3,230	3,946
Net cash (used in) provided by operating activities	(55,084)	22,084
Cash flows from investing activities:
Purchases of property and equipment, net	(19,225)	(14,808)
Purchases of marketable securities	(54,906)	(69,995)
Proceeds from sales and maturities of marketable securities	25,000	339,000
Net cash (used in) provided by investing activities	(49,131)	254,197
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,235	13,479
Payment of principal portion of finance lease liability	(13)	(14)
Net cash provided by financing activities	2,222	13,465
Net (decrease) increase in cash, cash equivalents and restricted cash	(101,993)	289,746
Cash, cash equivalents and restricted cash at beginning of period	346,054	115,005
Cash, cash equivalents and restricted cash at end of period	$244,061	$404,751
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$6,837	$6,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(unaudited)

1.Nature of the Business and Basis of Presentation
1Life Healthcare, Inc. (“1Life”) was incorporated in Delaware on July 25, 2002. 1Life’s headquarters are located in San Francisco, California. 1Life has developed a modernized healthcare membership model based on direct consumer enrollment and third-party sponsorship across commercially insured and Medicare populations. Our membership model includes access to 24/7 digital health services paired with in-office care routinely covered by most health care payers, and allows the Company to engage in value-based care across all age groups, including through At-Risk arrangements as defined in Note 2 “Summary of Significant Accounting Policies” with Medicare Advantage payers and the Center for Medicare & Medicaid Services ("CMS"), in which the Company is responsible for managing a range of healthcare services and associated costs of its members. 1Life is also an administrative and managerial services company that provides services pursuant to contracts with physician-owned professional corporations (“One Medical PCs”) that provide medical services virtually and in-office.
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
In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly state its condensed consolidated financial position, results of operations, comprehensive loss and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on February 23, 2022 (the “Form 10-K”).
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”), which we recognized as Grant income during the three months ended March 31, 2021. The Company did not receive any income grant from the HHS for the three months ended March 31, 2022. See Note 5, "Revenue Recognition".
Cash, Cash Equivalents and Restricted Cash
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. Cash and cash equivalents consist of cash on deposit, investments in money market funds and commercial paper. Restricted cash represents cash held under letters of credit for various leases and certain At-Risk arrangements. The expected duration of restrictions on the Company’s restricted cash generally ranges from 1 to 8 years.
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	March 31,	December 31,	March 31,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$239,978	$341,971	$402,721	$112,975
Restricted cash, current (included in other current assets)	282	282	119	119
Restricted cash, non-current	3,801	3,801	1,911	1,911
Total cash, cash equivalents, and restricted cash	$244,061	$346,054	$404,751	$115,005
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
The table below presents the customers or payers that individually represented 10% or more of the Company’s accounts receivable, net balance as of March 31, 2022 and December 31, 2021.

	March 31,	December 31,
	2022	2021
Customer F	39%	38%
Customer I	19%	23%
* Represents percentages below 10% of the Company’s accounts receivable in the period.

The table below presents the customers or payers that individually represented 10% or more of the Company’s net revenue for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Customer A	*	12%
Customer F	*	12%
Customer I	27%	N/A
Customer J	18%	N/A
* Represents percentages below 10% of the Company’s net revenue in the period.
2.Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” in Item 15 of its Form 10-K for the fiscal year ended December 31, 2021.
Recently Adopted Pronouncements as of March 31, 2022
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted the standard on January 1, 2022 on a prospective basis. The adoption did not have a material impact to the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2022
There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to the Company as of March 31, 2022.
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
The contractual arrangement to provide management services allows 1Life, Iora Health or Iora Senior Health to direct the economic activities that most significantly affect the PCs. Accordingly, 1Life, Iora Health or Iora Senior Health is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support 1Life, Iora Health or Iora Senior Health provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the assets and liabilities included in the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $136,405 and $122,520, respectively, as of March 31, 2022 and $129,474 and $115,744, respectively, as of December 31, 2021.
4.Fair Value Measurements and Investments
Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$195,964	$—	$—	$195,964
Short-term marketable securities:
U.S. Treasury obligations	107,619	—	—	107,619
Commercial paper	—	33,445	—	33,445
Long-term marketable securities:
U.S. Treasury obligations	47,438	—	—	47,438
Total financial assets	$351,021	$33,445	$—	$384,466

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$315,817	$—	$—	$315,817
Short-term marketable securities:
U.S. Treasury obligations	58,232	—	—	58,232
Foreign government bonds	—	5,012	—	5,012
Commercial paper	—	48,427	—	48,427
Long-term marketable securities:
U.S. Treasury obligations	48,296	—	—	48,296
Total financial assets	$422,345	$53,439	$—	$475,784
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
During the three months ended March 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of Convertible Senior Notes
The Company has $316,250 aggregate principal amount outstanding of 3.0% convertible senior notes due in 2025 (the “2025 Notes”). See Note 9, “Convertible Senior Notes” for details.
The fair value of the 2025 Notes was $275,210 and $288,461 as of March 31, 2022 and December 31, 2021, respectively. The fair value was determined based on the closing trading price of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 measurement as they are not actively traded.

Investments
At March 31, 2022 and December 31, 2021, the Company’s cash equivalents and marketable securities were as follows:

	March 31, 2022
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$195,964	$—	$195,964
Total cash equivalents	195,964	—	195,964
Short-term marketable securities:
U.S. Treasury obligations	108,020	(401)	107,619
Commercial paper	33,445	—	33,445
Total short-term marketable securities	141,465	(401)	141,064
Long-term marketable securities:
U.S. Treasury obligations	48,263	(825)	47,438
Total cash equivalents and marketable securities	$385,692	$(1,226)	$384,466

	December 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$315,817	$—	$315,817
Total cash equivalents	315,817	—	315,817
Short-term marketable securities:
U.S. Treasury obligations	58,293	(61)	58,232
Foreign government bonds	5,013	(1)	5,012
Commercial paper	48,427	—	48,427
Total short-term marketable securities	111,733	(62)	111,671
Long-term marketable securities:
U.S. Treasury obligations	48,427	(131)	48,296
Total cash equivalents and marketable securities	$475,977	$(193)	$475,784

5.Revenue Recognition
The following table summarizes the Company’s net revenue by primary source:

	Three Months Ended March 31,
	2022	2021
Net revenue:
Capitated revenue	$124,630	$—
Fee-for-service and other revenue	2,792	—
Total Medicare revenue	127,422	—
Partnership revenue	60,935	54,931
Net fee-for-service revenue	41,514	44,462
Membership revenue	24,231	20,196
Grant income	—	1,763
Total commercial revenue	126,680	121,352
Total net revenue	$254,102	$121,352
Net fee-for-service revenue (previously reported as net patient service revenue) is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. The following table summarizes net fee-for-service revenue by source:

	Three Months Ended March 31,
	2022	2021
Net fee-for-service revenue:
Commercial and government third-party payers	$36,606	$42,235
Patients, including self-pay, insurance co-pays and deductibles	4,908	2,227
Net fee-for-service revenue	$41,514	$44,462
The CARES Act was enacted on March 27, 2020 to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant of $1,763 from the Provider Relief Fund administered by the Health and Human Services ("HHS") during the three months ended March 31, 2021. The Company did not receive any income grants from the HHS for the three months ended March 31, 2022. Management has concluded that the Company met conditions of the grant funds and has recognized it as Grant income for the three months ended March 31, 2021.
During the three months ended March 31, 2022, the Company recognized revenue of $19,015, which was included in the beginning deferred revenue balances as of January 1, 2022. During the three months ended March 31, 2021, the Company recognized revenue of $14,321, which was included in the beginning deferred revenue balances as of January 1, 2021.
As of March 31, 2022, a total of $5,571 is included within deferred revenue related to variable consideration, of which $4,425 is classified as non-current as it will not be recognized within the next twelve months. The estimate of variable consideration is based on the Company’s assessment of historical, current, and forecasted performance.

As summarized in the table below, the Company recorded contract assets and deferred revenue as a result of timing differences between the Company’s performance and the customer’s payment.

	March 31,	December 31,
	2022	2021
Balances from contracts with customers:
Capitated accounts receivable, net	$34,083	$23,903
All other accounts receivable, net	108,205	79,595
Contract asset (included in other current assets)	382	458
Deferred revenue	$91,702	$77,245
Capitated accounts receivable and payable related to At-Risk arrangements are recorded net in the condensed consolidated balance sheets when a legal right of offset exists. A right of offset exists when all of the following conditions are met: 1) each of two parties (the Company and the third-party payer) owes the other determinable amounts; 2) the reporting party (the Company) has the right to offset the amount owed with the amount owed by the other party (the third-party payer); 3) the reporting party (the Company) intends to offset; and 4) the right of offset is enforceable by law. All of the aforementioned conditions were met as of March 31, 2022.
The capitated accounts receivable and payable are recorded at the contract level and consist of the Company’s Capitated Revenue attributed from enrolled At-Risk members less actual paid medical claims expense. If the Capitated Revenue exceeds the actual medical claims expense at the end of the reporting period, such surplus is recorded as capitated accounts receivable within accounts receivable, net in the condensed consolidated balance sheets. If the actual medical claims expense exceeds the Capitated Revenue, such deficit is recorded as capitated accounts payable within other current liabilities in the condensed consolidated balance sheets. As of March 31, 2022, the Company has capitated accounts receivable, net, of $34,083 and capitated accounts payable, net, of $6,132, representing amounts due from and to Medicare Advantage payers and CMS in At-Risk arrangements, respectively.
The capitated accounts receivable and payable are presented net of IBNR claims liability and other adjustments. There were no significant prior period adjustments or changes to the assumptions used in estimating the IBNR claims liability as of March 31, 2022. The Company believes the amounts accrued to cover IBNR claims as of March 31, 2022 are adequate.
Components of capitated accounts receivable, net is summarized below:

	March 31,	December 31
	2022	2021
Capitated accounts receivable	$72,286	$56,384
IBNR claims liability	(36,989)	(32,320)
Other adjustments	(1,214)	(161)
Capitated accounts receivable, net	$34,083	$23,903

Components of capitated accounts payable, net is summarized below:

	March 31,	December 31
	2022	2021
Capitated accounts payable	$4,874	$5,483
IBNR claims liability	1,315	1,438
Other adjustments	(57)	299
Capitated accounts payable, net	$6,132	$7,220
Activity in IBNR claims liability from December 31, 2021 through March 31, 2022 is summarized below:

Amount
Balance as of December 31, 2021	$33,758
Incurred related to:
Current period	102,864
Prior periods	2,102
104,966
Paid related to:
Current period	(67,755)
Prior periods	(32,665)
(100,420)
Balance as of March 31, 2022	$38,304
The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company’s remaining performance obligation as of March 31, 2022, is expected to be recognized as follows:

	Less than or equal to 12 months	Greater than 12 months	Total
As of March 31, 2022	$15,671	$30,279	$45,950
6.Leases
Most leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 7 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of March 31, 2022. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.
Certain of the Company’s furniture and fixtures and lab equipment are held under finance leases. Finance-lease-related assets are included in property and equipment, net in the condensed consolidated balance sheets and are immaterial as of March 31, 2022.
The components of operating lease costs were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$13,004	$7,333
Variable lease costs	2,047	1,311
Total lease costs	$15,051	$8,644

Other information related to leases was as follows:
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,066	$7,855

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$18,249	$16,086
Lease Term and Discount Rate

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (in years)	8.08	8.02
Weighted-average discount rate	6.61%	6.55%
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
Future minimum lease payments under non-cancellable operating leases as of March 31, 2022 were as follows (excluding the effect of lease incentives to be received that are recorded in other current assets of $13,990 which serve to reduce total lease payments):

March 31, 2022
Remainder of 2022	$39,186
2023	55,546
2024	53,831
2025	50,127
2026	46,658
Thereafter	168,984
Total lease payments	414,332
Less: interest	(97,810)
Total lease liabilities	$316,522

7.Business Combinations
Acquisition of Iora

On September 1, 2021 ("Acquisition Date"), 1Life acquired all outstanding equity and capital stock of Iora Health, a human-centered, value-based primary care group with built-for-purpose technology focused on serving the Medicare population, for an aggregate purchase consideration of $1,424,836, which was paid through the issuance of 1Life common shares with a fair value of $1,313,312, in part by cash of $62,881, and in part by stock options of Iora assumed by 1Life towards pre-combination services of $48,643. The acquisition was accounted for as a business combination. Subsequent to the Acquisition Date, the Company recorded $2,370 decrease to goodwill during the measurement period in the first quarter of 2022. The preliminary purchase price allocations resulted in $1,117,913 of goodwill and $363,031 of acquired identifiable intangible assets related to Iora trade name and contracts in existing geographies valued using the income method. Goodwill recorded in the acquisition is not expected to be deductible for tax purposes. Goodwill was primarily attributable to the planned growth in new geographies, synergies expected to be achieved in the combined operations of 1Life and Iora, and assembled workforce of Iora.
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
(1) Represents the fair value of 53,583 shares of 1Life common stock transferred as consideration consisting of 53,146 shares issued and 437 shares to be issued to former Iora shareholders for outstanding Iora capital stock based on 77,687 Iora shares with the Exchange Ratio of 0.69 for a share of Iora and 1Life's stock price of $24.51 as of the closing date. The fair value of the 53,583 shares transferred as consideration was determined on the basis of the closing market price of the Company's common stock one business day prior to the Acquisition Date.
(2) Included in the cash consideration are:
•$5,993 for the settlement of vested phantom stock awards and cash bonuses contingent on the completion of the merger. Iora's unvested phantom stock awards, to the extent they relate to post-combination services, will be paid out and expensed as they vest subsequent to the acquisition and will be treated as stock-based compensation expense.

•$30,253 of loans made by the Company to Iora prior to the Acquisition Date.

•$5,391 of repayment of the existing Silicon Valley Bank (“SVB”) loan, which was not legally assumed as part of the merger.

•The remainder of the cash consideration primarily relates to transaction expenses incurred by Iora and paid by the Company as of the closing date.
(3) Represents the fair value of Iora’s equity awards assumed by 1Life for pre-combination services. Pursuant to the terms of the merger agreement, Iora’s outstanding equity awards that are vested and unvested as of the effective time of the merger were replaced by 1Life equity awards with the same terms and conditions. The vested portion of the fair value of 1Life’s replacement equity awards issued represents consideration transferred, while the unvested portion represents post-combination compensation expense based on the vesting terms of the equity awards. The awards that include a provision for accelerated vesting upon a change of control are included in the vested consideration. The fair value of the stock options of Iora assumed by 1Life was determined by using a Black-Scholes option pricing model with the applicable assumptions as of the Acquisition Date. The fair value of the unvested stock awards, for which post-combination service is required, will be recorded as share-based compensation expense over the respective vesting period of each award. See Note 10, "Stock-Based Compensation".

The following table presents the preliminary purchase price allocation recorded in the Company's unaudited condensed consolidated balance sheet as of the Acquisition Date:

Cash and cash equivalents acquired	$17,808
Accounts receivable, net	20,451
Prepaid expenses and other current assets	3,043
Restricted cash	2,069
Property and equipment, net	29,565
Right-of-use assets	70,249
Intangible assets, net	363,031
Other assets (1)	7,405
Total assets	513,621
Accounts payable	1,974
Accrued expenses	9,819
Deferred revenue, current	5,989
Operating lease liabilities, current	6,617
Operating lease liabilities, non-current	63,558
Deferred revenue, non-current	24,316
Deferred income taxes	80,537
Other non-current liabilities (1)	13,888
Total liabilities	206,698
Net assets acquired	306,923
Estimated Merger Consideration	1,424,836
Estimated goodwill attributable to Merger	$1,117,913
(1) Included in the other assets was an escrow asset of $2,875 related to 1Life common stock held by a third-party escrow agent to be released to the former stockholders of Iora, less any amounts that would be necessary to satisfy any then pending and unsatisfied or unresolved claim for indemnification for any 1Life indemnifiable loss pursuant to the indemnity provisions of the Merger Agreement. A corresponding indemnification liability of $9,600 was recorded in other non-current liabilities in the Company's unaudited condensed consolidated balance sheet. During the three months ended March 31, 2022, a reduction in escrow asset and indemnification liability of $1,013 and $3,383, respectively was recorded as part of the measurement period adjustment. The indemnification asset is subject to remeasurement at each reporting date due to changes to the underlying value of the escrow shares until the shares are released from escrow, with the remeasurement adjustment reported in the Company's condensed consolidated statement of operations as interest and other expense. During the three months ended March 31, 2022, the fair value of the escrow asset had reduced and the unrealized loss recorded was $2,277 for the period.
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
Loan Agreement
Under the Merger Agreement, 1Life and Iora have also entered into a Loan and Security Agreement on June 21, 2021. See Note 15 "Note Receivable" for more details.
Iora had an existing credit facility with SVB, which is referred to as the SVB Facility. The SVB facility of $5,391 was repaid on September 1, 2021, of which $50 is related to the prepayment penalty. Repayment of the existing SVB loan is accounted for as part of the acquisition purchase consideration.
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
The table below reflects the impact of material adjustments to the unaudited pro forma results for the three months ended March 31, 2021 that are directly attributable to the acquisition:

Three Months Ended March 31,
Material Adjustments	2021
(Decrease) / increase to expense as result of transaction costs	$(3,237)
(Decrease) / increase to expense as result of amortization and depreciation expenses	11,541
(Decrease) / increase to expense as a result of stock-based compensation costs	698
(Decrease) / increase to expense as result of changes in tax effects	$(4,909)
The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our condensed consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2020 or the results of our future operations of the combined businesses.

Three Months Ended March 31,
2021
Revenue	$183,620
Net Loss	$(62,374)

Other Acquisitions
In 2021, the Company completed three other acquisitions for $9,908 of total cash consideration. The acquisitions were each accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in aggregate, to the Company’s condensed consolidated financial statements. The purchase price allocations resulted in $5,880 of goodwill and $3,921 of acquired identifiable intangible assets related to customer relationships valued using the income method. Intangible assets are being amortized over their respective useful lives of three or seven years. Acquisition-related costs were immaterial and were expensed as incurred in the condensed consolidated statements of operations.
8.Goodwill and Intangible Assets
Goodwill
As of March 31, 2022 and December 31, 2021, goodwill was $1,145,094 and $1,147,464, respectively. Due to the recent decline in the Company's stock price and uncertainties in general economic conditions, the Company considered the recoverability of its goodwill and determined, during three months ended March 31, 2022, there were no events or circumstances that have changed since the last annual test that could more likely than not reduce the fair value of the Company's reporting unit below its carrying value. No goodwill impairments were recorded during the three months ended March 31, 2022. Changes in economic and operating conditions and any further decline in the Company's stock price could result in potential goodwill impairment in future periods.
Goodwill balances as of March 31, 2022 and December 31, 2021 were as follows:

Goodwill
Balance as of December 31, 2021	$1,147,464
Measurement period adjustments	(2,370)
Balance as of March 31, 2022	$1,145,094
Intangible Assets
The following summarizes the Company’s intangible assets and accumulated amortization as of March 31, 2022:

	March 31, 2022
	Original Cost	Accumulated Amortization	Net Book Value

Medicare Advantage contracts - existing geographies	$298,000	$(19,315)	$278,685
CMS Direct Contracting contract - existing geographies	52,000	(3,370)	48,630
Trade name: Iora	13,031	(2,534)	10,497
Customer relationships	3,921	(533)	3,388
Total intangible assets	$366,952	$(25,752)	$341,200
The following summarizes the Company’s intangible assets and accumulated amortization as of December 31, 2021:

	December 31, 2021
	Original Cost	Accumulated Amortization	Net Book Value

Medicare Advantage contracts - existing geographies	$298,000	$(11,037)	$286,963
CMS Direct Contracting contract - existing geographies	52,000	(1,926)	50,074
Trade name: Iora	13,031	(1,448)	11,583
Customer relationships	3,921	(383)	3,538
Total intangible assets	$366,952	$(14,794)	$352,158

The Company did not record any amortization expense of intangible assets for the three months ended March 31, 2021.
Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
As of March 31, 2022, estimated future amortization expense related to intangible assets were as follows:

March 31, 2022
Remainder of 2022	$32,876
2023	43,835
2024	42,356
2025	39,417
2026	39,417
Thereafter	143,299
Total	$341,200

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
In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such a corporate event in certain circumstances. The Company may not redeem the 2025 Notes prior to June 20, 2023. The Company may redeem for cash all or any portion of the 2025 Notes, at the Company’s option, on or after June 20, 2023 and prior to March 15, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. During the three months ended March 31, 2022, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of March 31, 2022 and are classified in long term liabilities in the condensed consolidated balance sheet.
The Company incurred issuance costs of $9,374 and amortizes the issuance costs to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 0.65%.
The net carrying amount of the 2025 Notes was as follows:

	March 31,	December 31,
	2022	2021
Liabilities:
Principal	$316,250	$316,250
Unamortized issuance costs	(5,937)	(6,406)
Net carrying amount	$310,313	$309,844

The following table sets forth the interest expense recognized related to the 2025 Notes:

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$2,372	$2,372
Amortization of issuance costs	469	469
Total interest expense related to the 2025 Notes	$2,841	$2,841

10.Stock-Based Compensation
Stock Incentive Plan
The Company has the following stock-based compensation plans: the 2007 Equity Incentive Plan (the “2007 Plan”), the 2017 Equity Incentive Plan (the “2017 Plan”), and the 2020 Equity Incentive Plan (the “2020 Plan”, and, together with the 2007 Plan and the 2017 Plan, the “Plans”).
In January 2020, the Company’s stockholders approved the 2020 Plan, which took effect upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The 2020 Plan is intended as the successor to and continuation of the 2007 Plan and the 2017 Plan. The number of shares of common stock reserved for issuance under the Company’s 2020 Plan will automatically increase on January 1 of each year, beginning on January 1, 2021, and continuing through and including January 1, 2030, by 4% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by the Company’s board prior to the applicable January 1st. The number of shares issuable under the Plans is adjusted for capitalization changes, forfeitures, expirations and certain share reacquisitions. The Plan provides for the grants of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted stock awards, and restricted stock unit awards (“RSUs”). ISOs may be granted only to employees, including officers. All other awards may be granted to employees, including officers, non-employee directors and consultants. The 2020 Plan provides that grants of ISOs will be made at no less than the estimated fair value of common stock, as determined by the Board of Directors, at the date of grant. Stock options granted to employees and nonemployees under the Plans generally vest over 4 years. Options granted under the Plans generally expire 10 years after the date of grant.
At March 31, 2022, 2,950 shares were available for future grants.
2020 Employee Stock Purchase Plan
In January 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The ESPP provides for separate six-month offering periods beginning on May 16 and November 16 of each year. At March 31, 2022, 4,246 shares were available for future issuance. The stock-based compensation expense recognized for the ESPP was $425 and $621 during the three months ended March 31, 2022 and 2021, respectively.
Stock Options
The following table summarizes stock option activity under the Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	28,312	$19.32	7.57	$192,955
Granted	1,819	12.11
Exercised	(579)	3.86
Canceled	(444)	15.51
Outstanding as of March 31, 2022	29,108	$19.24	7.49	$79,748

Options exercisable as of March 31, 2022	12,146	$5.95	6.08	$71,253
Options vested and expected to vest as of March 31, 2022	18,893	$8.60	6.83	$79,303
At March 31, 2022 and 2021, there was $24,640 and $17,897, respectively, in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.6 and 1.9 years, respectively.
The fair value of stock option grants with service-based vesting conditions was $11,598 and $12,168 for the three months ended March 31, 2022 and 2021, respectively.

Assumed Equity Awards
As of the Acquisition Date, the Company assumed Iora’s outstanding equity awards related to stock options and phantom stock. The awards under the assumed equity plan were generally settled as follows:
•Options: All Iora options outstanding on the close date were assumed by 1Life and converted into options to acquire shares of 1Life common stock. The vested and unvested options, to the extent related to pre-combination services were included in the consideration transferred. Iora’s unvested options, to the extent they relate to post-combination services, will be expensed as they vest post the acquisition and will be treated as stock-based compensation expense. See Note 7 "Business Combinations".
•Phantom stock: Each Iora vested phantom stock award has been settled in cash. Each Iora unvested phantom stock award has been assumed by the Company and converted into the right to receive the unvested phantom cash award. Each unvested phantom cash award will remain subject to the same terms and conditions as were applicable to the underlying unvested phantom stock award immediately prior to the close date. The unvested phantom stock award is considered a liability-classified award as the settlement involves a cash payment upon the dates when these awards vest. The entire vested award and unvested phantom stock, to the extent they relate to pre-combination services, were included in the consideration transferred. Iora’s unvested phantom stock awards, to the extent they relate to post-combination services, will be expensed as they vest post acquisition and will be treated as stock-based compensation expense. See Note 7 "Business Combinations".
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
As of March 31, 2022, no stock price milestones have been achieved. Consequently, no shares subject to the Performance Stock Option have vested as of the date of this filing. The entire 8,645 shares granted are excluded from options vested and expected to vest from the options activity table presented above.
The Company will recognize aggregate stock-based compensation expense of $197,469 over the derived service period of each tranche using the accelerated attribution method as long as the service-based vesting conditions are satisfied. If the market conditions are achieved sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company recorded stock-based compensation expense of $14,089 and $14,926 related to the award for the three months ended March 31, 2022 and 2021, which is included in general and administrative on the condensed consolidated statements of operations. Unamortized stock-based compensation expense related to the award was $122,863 as of March 31, 2022.

Restricted Stock Units
The following table summarizes restricted stock unit activity under the 2020 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding as of December 31, 2021	3,249	$27.90
Granted	4,693	11.78
Vested	(434)	31.76
Canceled and forfeited	(292)	17.78
Unvested and outstanding as of March 31, 2022	7,216	$17.60
Stock-Based Compensation Expense
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
Sales and marketing	$943	$1,023
General and administrative	35,976	25,305
Total	$36,919	$26,328
A tax benefit of $1,938 and $30,394 for the three months ended March 31, 2022 and 2021, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities.

11.Income Taxes
The Company recorded an income tax benefit of $6,732 and an income tax provision of $4,199 for the three months ended March 31, 2022 and 2021, respectively. This represents an effective tax rate for the respective periods of 6.9% and (12.0)%, respectively. The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of March 31, 2022, the Company maintains a full valuation allowance against its net deferred tax assets. Amortization of book identified intangibles from that acquisition resulted in a decrease to deferred tax liabilities; the associated income tax benefit during the period was $6,745. The effective tax rate differs in 2022 from the federal statutory rate due to the change in need for valuation allowance and amortization of identified intangibles. The effective tax rate differs in 2021 from the federal statutory rate due to increased taxable income in profitable entities and the change in need for valuation allowance.
12.Net Loss Per Share
Basic and diluted net loss per share were calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(90,859)	$(39,318)
Denominator:
Weighted average common shares outstanding — basic and diluted	193,019	136,516
Net loss per share — basic and diluted	$(0.47)	$(0.29)
The Company’s potentially dilutive securities, which include stock options, unvested RSUs, 2025 Notes and shares held in special indemnity escrow account in connection with Iora acquisition, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Options to purchase common stock	29,108	26,160
Unvested restricted stock	7,207	1,847
2025 Notes (1)	7,117	7,117
Shares held in special indemnity escrow account in connection with Iora acquisition	405	—
	43,837	35,124
(1) During the three months ended March 31, 2022, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of March 31, 2022.

13.Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2022 and December 31, 2021, the Company has not incurred any material costs as a result of such indemnifications.
Legal Matters
In May 2018, a class action complaint was filed by two former members against the Company in the Superior Court of California for the County of San Francisco, or the Court, alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF, in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. Following certain trial court proceedings and certain appeals, arbitration proceedings, and court-ordered mediation proceedings, in June 2021, the parties filed a joint notice of settlement and request for a six month stay before the appellate court in light of reaching a settlement in principle. The parties later executed a class action settlement agreement and release effective June 30, 2021, which requires trial court approval. A preliminary class settlement approval hearing was scheduled to take place in August 2021, but the trial court requested supplemental briefing and vacated the previously scheduled hearing. Plaintiffs filed their supplemental brief and supporting documents on October 12, 2021. The trial court granted the motion for preliminary approval on November 12, 2021. Under the terms of the settlement and the trial court’s order, the settlement will proceed to the class notice phase, which is expected to happen in early 2022. The final approval hearing on the settlement is currently set for July 25, 2022.
The settlement amount of $11,500 was recorded as other current liabilities in the condensed consolidated balance sheets as of June 30, 2021. The Company's insurers committed to pay $5,950 towards the settlement amount. The settlement amount, net of expected insurance recovery, of which $5,550 was recorded as general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2021. Class payout is expected to occur in 2022. There was no material change to the liability amount or any incremental expenses incurred during the three months ended March 31, 2022.
Government Inquiries and Investigations
In March 2021, the Company received (i) requests for information and documents from the United States House Select Subcommittee on the Coronavirus Crisis, (ii) a request for information from the California Attorney General and the Alameda County District Attorney’s Office and (iii) a request for information and documents from the Federal Trade Commission relating to the Company’s provision of COVID-19 vaccinations. The Company has also received inquiries from state and local public health departments regarding its vaccine administration practices and has and may continue to receive additional requests for information from other governmental agencies relating to its provision of COVID-19 vaccinations. The Company is cooperating with these requests as well as requests received from other governmental agencies, including with respect to the Company's compensation practices and membership generation during the relevant periods. The majority staff of the Subcommittee released a memorandum of findings in December 2021. No further disclosures, testimony or other responses have been requested by the Subcommittee. In addition, in February 2022, the Federal Trade Commission advised us that they were closing their inquiry on our provision of COVID-19 vaccinations. The Company is unable to predict the outcomes or timeline of the residual government inquiries or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances. Legal fees have been recorded as general and administrative expenses in the consolidated statements of operations.
Sales and Use Tax
During 2017 and 2018, a state jurisdiction engaged in an audit of 1Life’s sales and use tax records applicable to that jurisdiction from March 2011 through February 2017. The Company disputed the finding representing the majority of the state's proposed audit change and successfully overturned the sales tax assessment resulting from the audit in December 2021. As of March 31, 2022, the audit was closed and the payment remitted was not material.
In addition, from time to time, the Company has been and may be involved in various legal proceedings arising in the ordinary course of business. The Company currently believes that the outcome of these legal proceedings, either individually or in the aggregate, will not have a material effect on its consolidated financial position, results of operations or cash flows.

14.Related Party Transactions
Certain of the Company’s investors are also affiliated with customers of the Company. Revenue recognized under contractual obligations from such customers was immaterial for the three months ended March 31, 2022 and March 31, 2021, respectively. The outstanding receivable balance from such customers was immaterial as of March 31, 2022 and December 31, 2021, respectively.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risk, uncertainties and assumptions. Our results of operations include the results of operations of Iora since the close of our acquisition on September 1, 2021. Our actual results may differ materially from management’s expectations and those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to timely and successfully achieve the anticipated benefits and potential synergies of our acquisition of Iora Health, Inc. and the continuing impact of the COVID-19 pandemic and societal and governmental responses as well as those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. As of March 31, 2022, we have grown to approximately 767,000 total members including 728,000 Consumer and Enterprise members and 39,000 At-Risk members, 188 medical offices in 25 markets, and have greater than 8,500 enterprise clients across the United States.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has impacted and may continue to impact our operations, and net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition.

While we experienced negative impacts to our business from the COVID-19 pandemic during the first half of 2020, beginning in the second half of 2020 and through 2021, we believe the COVID-19 pandemic helped drive an increase in Consumer and Enterprise membership and increase in commercial revenue due to new and expanded service offerings, and an increase in our aggregate billable services primarily driven by COVID-19 related visits.
For example, we believe COVID-19 caused our value proposition to resonate with a broader audience of consumers seeking access to primary care, as well as with a broader audience of employers focusing on safely reopening their workplaces and managing the ongoing health and well-being of employees and their families. As a result, we experienced increased demand for our memberships beginning in the second half of 2020 and through 2021.
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
•One Medical Now, an expansion of our 24/7 on-demand digital health solutions to employees of enterprise clients located in geographies where we are not yet physically present; and,
•Remote Visits, where our providers perform typical primary care visits with our members remotely
Towards the tail end of 2021, we started to experience a decline in COVID-related visits while we have not yet seen non-COVID-related primary care visits return to their pre-COVID levels, which negatively impacted our commercial revenue. Starting in the fourth quarter of 2021, the Omicron variant caused a spike in COVID-19 cases. This caused an increase in hospitalizations among At-Risk members, which negatively impacted our medical claims expense. We also saw an increase in the number of providers who were required to quarantine as a result of potential exposure to the virus, which caused some supply constraint in our ability to meet member demand for appointments. The effects of the Omicron variant appeared to peak in mid-January 2022, and the impact has since decreased. However, future COVID-19 outbreaks or variants may cause additional reductions in visits and increased hospitalizations of At-Risk members, which may negatively impact our results of operations and cause our revenue and margins to fluctuate across periods.
We believe some of the precautionary measures and challenges resulting from the COVID-19 pandemic may continue or be reinstated upon the occurrence of future outbreaks of variants. Such actions or events may present additional challenges to our business, financial condition and results of operations. As a result, we cannot assure you that any increase in membership, aggregate reimbursement and revenue or reduction in medical claims expense, or any increased trends in visits, are indicative of future results or will be sustained, including following the COVID-19 pandemic, or that we will not experience additional impacts associated with COVID-19, which could be significant. Our results may also continue to fluctuate across periods due to the future COVID-19 outbreaks or variants. Additionally, it is unclear what the impact of the COVID-19 pandemic will be on future utilization, medical expense patterns, and the associated impact on our business and results of operations.
Our Business Model
Our business is driven by growth in Consumer and Enterprise members, and At-Risk members (see also "Key Metrics and Non-GAAP Financial Measures"). We have developed a modernized membership model based on direct consumer enrollment and third-party sponsorship. Our membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered by most health care payers. Consumer and Enterprise members join either individually as consumers by paying an annual membership fee or are sponsored by a third party. At-Risk members are members for whom we are responsible for managing a range of healthcare services and associated costs. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging. Our in-office care is delivered in our medical offices, and as of March 31, 2022, we had 188 medical offices, compared to 110 medical offices as of March 31, 2021.
We derive net revenue, consisting of Medicare revenue and commercial revenue, from multiple stakeholders, including consumers, employers and health networks such as health systems and government and private payers.
Medicare Revenue

Medicare revenue consists of (i) Capitated Revenue and (ii) fee-for-service and other revenue that is not generated from Consumer and Enterprise members.
We generate Capitated Revenue from At-Risk arrangements with Medicare Advantage payers and CMS. Under these At-Risk arrangements, we generally receive capitated payments, consisting of each eligible member’s risk adjusted health care premium per member per month ("PMPM"), for managing a range of healthcare services and associated costs for such members. The risk adjusted health care premium PMPM is determined by payers and based on a variety of patients' factors such as age and demographic benchmarks, and further adjusted to reflect the underlying complexity of a member’s health conditions. These fees give us revenue economics that are contractually recurring in nature for a majority of our Medicare revenue. Capitated Revenue represents 98% of Medicare revenue and 49% of total net revenue, respectively, for the three months ended March 31, 2022.
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
We generate our membership revenue through the annual membership fees charged to either consumer members or enterprise clients, as well as fees paid for our One Medical Now service offering. As of March 31, 2022, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.
Our membership fee revenue and partnership revenue are contractual and, with the exception of our COVID-19 on-site testing services, generally recurring in nature. Membership revenue and partnership revenue as a percentage of commercial revenue was 67% and 62% for each of the three months ended March 31, 2022 and 2021, respectively. Membership revenue and partnership revenue as a percentage of total net revenue was 34% and 62% for the three months ended March 31, 2022 and 2021, respectively.
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
•Components of Revenue. Our ability to maintain or improve pricing levels for our memberships and the pricing under our contracts with health networks will also impact our total revenue. As of March 31, 2022, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month. In geographies where our health network partners pay us on a PMPM basis for Consumer and Enterprise members, to the extent that the PMPM rate changes, our partnership revenue will change. Similarly, if the largely fixed price or number of employees covered by fixed price per employee arrangements change or the number of COVID-19 on-site tests or vaccinations changes, our partnership revenue will also change. Our net fee-for-service revenue is dependent on (i) our billing rates and third-party payer contracted rates through agreements with health networks, (ii) the mix of members who are commercially insured and (iii) the nature of visits. Our net fee-for-service revenue may also change based on the services we provide to commercially insured Other Patients as defined in "Key Metrics and Non-GAAP Financial Measures" below. Our Medicare revenue is dependent on (i) the percentage of members in at-risk contracts, (ii) our contracted percentage of premium, (iii) our ability to accurately document the acuity of our At-Risk members, and (iv) the services we provide to Other Patients who are Medicare participants. In the future, we may add additional services for which we may charge in a variety of ways. To the extent the net amounts we charge our members, patients, partners, payers and clients change, our net revenue will also change.
•Medical Claims Expense. The nature of our contracting with Medicare Advantage payers and CMS requires us to be financially responsible for a range of healthcare services of our At-Risk members. Our care model focuses on leveraging the primary care setting as a means of reducing unnecessary or avoidable health care costs and balancing the cost of care with the impact of our service on medical claims expense. We are liable for potentially large medical claims should we not effectively manage our At-Risk members’ health. We call the ratio between medical claims expense divided by Capitated Revenue the "Medical Claims Expense Ratio". As we sign up new At-Risk members, our Medical Claims Expense Ratio is likely to increase initially due to a potential increase in medical claims expense from a lag in improvement in health outcomes with member tenure. Similarly, there may be a lag in adequately documenting the health status of our members, resulting in different Capitated Revenue compared to what is indicated by the health status of an At-Risk member. We believe that the Medical Claims Expense Ratio for a given set of At-Risk members can improve over time as we help improve their health outcomes relative to their underlying health conditions, though the ratio may fluctuate for any given customers or cohort of customers depending on future outbreaks or variants of COVID-19 and associated increases in medical claims expense.
•Cost of Care, Exclusive of Depreciation and Amortization. Cost of care primarily includes our provider and support employee-related costs for both virtual and in-office care, occupancy costs, medical supplies, insurance and other operating costs. Providers include doctors of medicine, doctors of osteopathy, nurse practitioners, physician assistants and behavioral health specialists. Support employees include registered nurses, phlebotomists, health coaches, and administrative assistants assisting our members with all non-medical related services. Virtual care includes video visits and other synchronous and asynchronous communication via our app and website. A large portion of these costs are relatively fixed regardless of member utilization of our services. Our care model focuses on leveraging the primary care setting as a means of reducing unnecessary or avoidable health care costs and balancing the cost of care with the impact of increased service levels on medical claims expense. An increase in cost of care may help us in reducing total health care costs for our members. For Consumer and Enterprise members, this reduction in total health care costs typically accrues to the benefit of our enterprise clients or our members' health insurance plans through lower claims costs, or our members through lower deductibles, making our membership more competitive. For our At-Risk members, reductions in total health care costs typically accrue directly to us, to our health network partners such as Medicare Advantage payers and CMS, or to our At-Risk members, making our membership more competitive. As a result, we seek to balance the cost of care based on a variety of considerations. For example, cost of care as a percentage of net revenue may decrease if our net revenue increases. Similarly, our cost of care as a percentage of net revenue may increase if we decide to increase our investments in our providers or support employees to try to reduce our medical claims expense. As we open new offices, and expand into new geographies, we expect cost of care to increase. Our cost of care, exclusive of depreciation and amortization, also excludes stock-based compensation.
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
•Seasonality. Seasonality affects our business in a variety of ways. In the near term, we expect these typical seasonal trends to fluctuate due to future outbreaks or variants of the COVID-19 pandemic.
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

	Three Months Ended March 31,
	2022	2021
	(in thousands except for members)
Members (as of the end of the period)
Consumer and Enterprise	728,000	598,000
At-Risk	39,000	—
Total	767,000	598,000
Net revenue	$254,102	$121,352
Medical Claims Expense Ratio	84%	N/A
Care Margin	$47,759	$51,260
Adjusted EBITDA	$(28,944)	$4,839
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
Consumer and Enterprise Members
A Consumer and Enterprise member is a person who has registered with us and has paid for membership for a period of at least one year or whose membership has been sponsored by an enterprise or other third party under an agreement having a term of at least one year. Consumer and Enterprise members do not include trial memberships, our virtual only One Medical Now users, or any temporary users. Our number of Consumer and Enterprise members depends, in part, on our ability to successfully market our services directly to consumers and to employers that are not yet enterprise clients and our activation rate within existing clients. Consumer and Enterprise members may include individuals who are: (i) Medicare-eligible and (ii) have paid for a membership or whose membership has been sponsored by an enterprise or other third party. Consumer and Enterprise members do not include any At-Risk members as defined below. Consumer and Enterprise members help drive commercial revenue. As of March 31, 2022, we had 728,000 Consumer and Enterprise members.
At-Risk Members
An At-Risk member is a person for whom we are responsible for managing a range of healthcare services and associated costs. At-Risk members help drive Medicare revenue. As of March 31, 2022, we had 39,000 At-Risk members.

Members (in thousands)*

364
379
397
422
455
475
511
549
598
621
715
736
767
32
33
39
364
379
397
422
455
475
511
549
598
621
683
703
728
Q1 2019
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Consumer and Enterprise Members
At-Risk Members

*Number of members is shown as of the end of each period.
Other Patients
An “Other Patient” is a person who is neither a Consumer and Enterprise member nor an At-Risk member, and who has received digital or in-person care from us over the last twelve months. As of December 31, 2021, we had 21,000 Other Patients.
Medical Claims Expense Ratio
We define Medical Claims Expense Ratio as medical claims expense divided by Capitated Revenue. The nature of our contracting with Medicare Advantage payers and CMS requires us to be financially responsible for a range of healthcare services of our At-Risk members. Our care model focuses on leveraging the primary care setting as a means of reducing unnecessary or avoidable health care costs and balancing our cost of care with the impact of our service levels on medical claims expense. We are liable for potentially large medical claims should we not effectively manage our At-Risk members’ health. We therefore consider the Medical Claims Expense Ratio to be an important measure to monitor our performance. As we sign up new At-Risk members or open new offices to serve these members, our Medical Claims Expense Ratio is likely to increase initially due to a potential increase in medical claims expense from a lag in improvement in health outcomes with member tenure. Similarly, there may be a lag in adequately documenting the health status of our members, resulting in different Capitated Revenue compared to what is indicated by the health status of an At-Risk member. We believe that the Medical Claims Expense Ratio for a given set of At-Risk members can improve over time as we help improve their health outcomes relative to their underlying health conditions, though the ratio may fluctuate for any given customers or cohort of customers depending on future outbreaks or variants of COVID-19 and associated increases in medical claims expense.

The following table provides a calculation of the Medical Claims Expense Ratio for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Medical claims expense	$104,966	$—
Capitated Revenue	$124,630	$—
Medical Claims Expense Ratio	84%	N/A
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
The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Care Margin:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Loss from operations	$(92,629)	$(32,381)
Sales and marketing*	22,459	12,689
General and administrative*	97,036	64,345
Depreciation and amortization	20,893	6,607
Care Margin	$47,759	$51,260
Care Margin as a percentage of net revenue	19%	42%

* Includes stock-based compensation
Adjusted EBITDA

We define Adjusted EBITDA as net income or loss excluding interest income, interest and other expense, depreciation and amortization, stock-based compensation, provision for (benefit from) income taxes, certain legal or advisory costs, and acquisition and integration costs that we do not consider to be expenses incurred in the normal operation of the business. Such legal or advisory costs may include but are not limited to expenses with respect to evaluating potential business combinations, legal investigations, or settlements. Acquisition and integration costs include expenses incurred in connection with the closing and integration of acquisitions, which may vary significantly and are unique to each acquisition. We started to exclude prospectively from our presentation certain legal or advisory costs from the first quarter of 2021 and acquisition and integration costs from the second quarter of 2021, because amounts incurred in the prior periods were insignificant relative to our consolidated operations. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure to both management and investors because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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
The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA, calculated as set forth above:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(90,859)	$(39,318)
Interest income	(157)	(105)
Interest and other expense	5,119	2,843
Depreciation and amortization	20,893	6,607
Stock-based compensation	36,919	26,328
Provision for (benefit from) income taxes	(6,732)	4,199
Legal or advisory costs	547	4,285
Acquisition and integration costs	5,326	—
Adjusted EBITDA	$(28,944)	$4,839
Components of Our Results of Operations
Net Revenue
We generate net revenue through Medicare revenue and commercial revenue. We generate Medicare revenue from Capitated Revenue and fee-for-service and other revenue. We generate commercial revenue from partnership revenue, net fee-for-service revenue, and membership revenue.
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
The following table summarizes our net revenue by primary source as a percentage of net revenue. Amounts may not sum due to rounding.

	Three Months Ended March 31,
	2022	2021
Net revenue:
Capitated revenue	49%	—%
Fee-for-service and other revenue	1%	—%
Total Medicare revenue	50%	—%
Partnership revenue	24%	45%
Net fee-for-service revenue	16%	37%
Membership revenue	10%	17%
Grant income	—%	1%
Total commercial revenue	50%	100%
Total net revenue	100%	100%
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
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Net revenue
Medicare revenue	$127,422	50%	$—	—%
Commercial revenue	126,680	50%	121,352	100%
Total net revenue	254,102	100%	121,352	100%
Operating expenses:
Medical claims expense	104,966	41%	—	—%
Cost of care, exclusive of depreciation and amortization shown separately below	101,377	40%	70,092	58%
Sales and marketing (1)	22,459	9%	12,689	10%
General and administrative (1)	97,036	38%	64,345	53%
Depreciation and amortization	20,893	8%	6,607	5%
Total operating expenses	346,731	136%	153,733	127%
Loss from operations	(92,629)	(36)%	(32,381)	(27)%
Other income (expense), net:
Interest income	157	—%	105	—%
Interest and other expense	(5,119)	(2)%	(2,843)	(2)%
Total other income (expense), net	(4,962)	(2)%	(2,738)	(2)%
Loss before income taxes	(97,591)	(38)%	(35,119)	(29)%
Provision for (benefit from) income taxes	(6,732)	(3)%	4,199	3%
Net loss	$(90,859)	(36)%	$(39,318)	(32)%

(1) Includes stock-based compensation, as follows:

	Three Months Ended March 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Sales and marketing	$943	—%	$1,023	1%
General and administrative	35,976	14%	25,305	21%
Total	$36,919	15%	$26,328	22%

Net Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Net revenue:
Capitated revenue	$124,630	$—	$124,630	nm
Fee-for-service and other revenue	2,792	—	2,792	nm
Total Medicare revenue	127,422	—	127,422	nm
Partnership revenue	60,935	54,931	6,004	11%
Net fee-for-service revenue	41,514	44,462	(2,948)	(7)%
Membership revenue	24,231	20,196	4,035	20%
Grant income	—	1,763	(1,763)	(100)%
Total commercial revenue	126,680	121,352	5,328	4%
Total net revenue	$254,102	$121,352	$132,750	109%
nm – not meaningful

Medicare revenue increased $127.4 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was due to revenue contribution from our acquired Iora business.
Commercial revenue increased $5.3 million, or 4%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase in Consumer and Enterprise members by 130,000, or 22%, from 598,000 as of March 31, 2021 to 728,000 as of March 31, 2022, partially offset by a decrease in total billable visits.
Partnership revenue increased $6.0 million, or 11%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily a result of the new and expanded partnerships with health networks, new and expanded on-site medical services for enterprise clients and increased members, partially offset by a decrease in COVID-19 on-site testing services for employers, schools and universities during the three months ended March 31, 2022.
Net fee-for-service revenue decreased $2.9 million, or 7%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease in total billable visits as a result of a decrease in COVID-19 testing visits, partially offset by a higher average reimbursement rate per visit and increased members for the three months ended March 31, 2022.
Membership revenue increased $4.0 million, or 20%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase in Consumer and Enterprise members of 130,000, or 22%, from 598,000 as of March 31, 2021 to 728,000 as of March 31, 2022.
Operating Expenses
Medical claims expense

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Medical claims expense	$104,966	$—	$104,966	nm
Medical claims expense increased $105.0 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was due to medical claims expenses from our acquired Iora business.

Cost of Care, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$101,377	$70,092	$31,285	45%
The $31.3 million, or 45%, increase in cost of care, exclusive of depreciation and amortization, for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to increases in provider employee and support employee-related expenses of $22.2 million, occupancy costs of $8.3 million, and medical supply costs of $0.6 million. In addition to growth in our existing offices, we added 78 offices since March 31, 2021, bringing our total number of offices to 188 as of March 31, 2022. The cost of care and total offices in 2022 includes the result from our acquired Iora business.
Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 58% for the three months ended March 31, 2021 to 40% for the three months ended March 31, 2022. The decrease was due to the impact of our acquired Iora business.
Sales and Marketing

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Sales and marketing	$22,459	$12,689	$9,770	77%
Sales and marketing expenses increased $9.8 million, or 77%, for the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily due to a $5.8 million increase in advertising expenses and a $3.0 million increase in employee-related expenses. The sales and marketing expenses in 2022 included sales and marketing expenses from our acquired Iora business.
General and Administrative

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
General and administrative	$97,036	$64,345	$32,691	51%
The $32.7 million, or 51%, increase in general and administrative expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to higher employee-related expenses of $25.6 million, as we expanded our team to support our growth, and a $3.0 million increase in enterprise software costs. The general and administrative expenses in 2022 included general and administrative expenses from our acquired Iora business.
Depreciation and Amortization

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Depreciation and amortization	$20,893	$6,607	$14,286	216%
Depreciation and amortization expenses increased $14.3 million, or 216%, for the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily due to depreciation and amortization expenses recognized related to new medical offices, capitalization of software development, upgraded office software, and the Iora acquisition during the three months ended March 31, 2022.
Other Income (Expense)
Interest Income

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Interest income	$157	$105	$52	50%
Interest income increased $0.05 million, or 50%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to higher interest rates and investment yields, partially offset by amortization of premiums from marketable securities.
Interest and Other Expense

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Interest and other expense	$(5,119)	$(2,843)	$(2,276)	80%
Interest and other expense increased $2.3 million, or 80%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to an unrealized loss recorded for the indemnification asset recognized as a result of the Iora acquisition.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Provision for (benefit from) income taxes	$(6,732)	$4,199	$(10,931)	(260)%
Provision for (benefit from) income taxes decreased $10.9 million from a provision of $4.2 million for the three months ended March 31, 2021 to a benefit of $6.7 million for the three months ended March 31, 2022 due primarily to amortization of identified intangibles.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily with the issuance of the 2025 Notes, our initial public offering, the sale of redeemable convertible preferred stock, and to a lesser extent, the issuance of term notes under credit facilities. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $428.5 million, compared to $501.9 million as of December 31, 2021. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, cash flows from operating activities, and access to private and public financing sources. Our principal commitments consist of the principal amount of debt outstanding from convertible senior notes due June 2025 and obligations under our operating leases for office space. We expect capital expenditures to increase in future periods to support growth initiatives in existing and new markets.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our pace of new member growth and expanded enterprise client and health network relationships, our pace and timing of expansion of new medical offices or services in existing and new markets, the timing and extent of spend to support the expansion of sales, marketing and development activities, acquisitions and related costs, and the impact of the COVID-19 pandemic. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed, and we may be forced to adjust our growth plans and capital expenditures as a result. See "Part II—Item 1A—Risk Factors — In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.”
In addition, given the uncertainty around the duration and extent of the COVID-19 pandemic, we cannot accurately predict at this time the future potential impact of the pandemic on our business, results of operations, financial condition or liquidity.
There have been no material changes to our material cash requirements from contractual and other obligations as of March 31, 2022 as compared to those disclosed as of December 31, 2021 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 23, 2022.
Summary Statement of Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(55,084)	$22,084
Net cash (used in) provided by investing activities	(49,131)	254,197
Net cash provided by financing activities	2,222	13,465
Net (decrease) increase in cash, cash equivalents and restricted cash	$(101,993)	$289,746
Cash Flows from Operating Activities
For the three months ended March 31, 2022, our net cash used in operating activities was $55.1 million, resulting from our net loss of $90.9 million and cash used in working capital of $24.6 million, mostly offset by non-cash charges of $60.3 million. Cash used in our working capital consisted primarily of a $39.1 million increase in accounts receivable, a $6.7 million decrease in operating lease liabilities, a $1.0 million increase in prepaid expenses and other current assets and a $0.7 million decrease in accounts payable, partially offset by an increase of $14.5 million in deferred revenue, an increase of $3.2 million in other liabilities, a decrease of $2.6 million in other assets, and an increase of $2.5 million in accrued liabilities. The changes in accounts receivable and deferred revenue are primarily due to timing of billing and cash collections from our health network partners and enterprise clients. The changes in accounts payable and accrued expenses are primarily related to timing of payments.
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
Cash Flows from Investing Activities
For the three months ended March 31, 2022, our net cash used in investing activities was $49.1 million, resulting primarily from purchases of marketable securities of $54.9 million and purchases of property and equipment of $19.2 million related to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software. This is partially offset by sales and maturities of marketable securities of $25.0 million.
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
Cash Flows from Financing Activities
For the three months ended March 31, 2022, our net cash provided by financing activities was $2.2 million, resulting primarily from exercise of stock options of $2.2 million.
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
During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies and estimates as described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 23, 2022.
Recent Accounting Pronouncements
Please see Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $240.0 million as of March 31, 2022, compared to $342.0 million as of December 31, 2021, held primarily in cash deposits and money market funds for working capital purposes.
We had marketable securities of $188.5 million as of March 31, 2022, compared to $160.0 million as of December 31, 2021, consisting of U.S. Treasury obligations, U.S. government agency securities, foreign government bonds and commercial paper. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
In May 2020, we issued the 2025 Notes which bear interest at a fixed rate of 3.0% per annum. As of March 31, 2022, the principal amount of debt outstanding from the 2025 Notes was $316.3 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2022, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report, including our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, before making an investment decision. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, net revenue and future prospects. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.
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

•increase in internal and third-party medical costs for care provided to At-Risk members suffering from COVID-19, which may be particularly significant given many of our members are under At-Risk arrangements in which we receive capitated payments and may be more pronounced as a result of future outbreaks or variants of COVID-19;

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

We have continued to adjust many of our new programs to rapidly respond to the COVID-19 pandemic, including telehealth visits, testing and vaccine administration arrangements, in reliance on continuously evolving regulatory standards such as emergency orders, laws and regulations from federal, state and local authorities and the relaxation of certain licensure requirements and privacy restrictions for telehealth intended to permit health care providers to provide care and distribute COVID-19 vaccines to patients during the COVID-19 pandemic. To continue providing some of these new services and products, we will be required to comply with federal, state and local rules, mandates and guidelines, which are subject to rapid change and may vary across jurisdictions. We cannot assure you that such orders, laws, regulations, mandates or guidelines will continue to apply or that regulators or other governmental entities will agree with our interpretations of these orders, laws, regulations, mandates and guidelines. Failure to remain in compliance, or even the perception of non-compliance, may curtail or result in restrictions on our ability to provide any such services, result in time-consuming and potentially costly inquiries, disputes, or investigations (such as the vaccine inquiries discussed in Note 13, “Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, or the Vaccine Inquiries, or inquiries from state and local public health departments), as well as damage to our reputation, any of which could harm our business, financial condition and results of operations. We are cooperating with the requests from the Vaccine Inquiries as well as requests received from other governmental agencies, including with respect to our compensation practices and membership generation during the relevant periods. We are unable to predict the outcome or timeline of any residual inquiries or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances. The Vaccine Inquiries, together with any additional inquiries, regulatory or governmental investigations or other disputes that result from our provision of COVID-19 vaccinations or any other arrangements entered into in reliance on these orders, laws and regulations, or the failure or reversal of various waivers for limitations of liability or other provisions under such orders, laws and regulations to apply to us could require us to divert resources or adjust certain new programs to ensure compliance and harm our reputation, business, financial condition and results of operations.

The pandemic has also resulted in, and may continue to result in, significant disruption of global financial markets, potentially reducing our ability to access capital and reducing the liquidity and value of our marketable securities, which could in the future negatively affect our liquidity. In addition, due to our At-Risk arrangements for the care of Medicare Advantage participants, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. The COVID-19 pandemic may continue to impact our operations, and net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition.

We are dependent upon a limited number of key existing payers and loss of contracts with those payers, disruptions in those relationships or the inability of such payers to maintain their contracts with CMS, could adversely affect our business, financial condition, results of operations and prospects.

We are dependent on a concentrated number of third-party payers with whom we contract to provide services to At-Risk Members. Contracts with one such payer across multiple markets accounted for 27% of net revenue for the three months ended March 31, 2022. We believe that a majority of our net revenue will continue to be derived from a limited number of key payers, who may terminate their contracts with us for convenience on short-term notice, or upon the occurrence of certain events, some of which may not be within our control. The loss of any of our payer partners or the renegotiation of any of our payer contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with payers in respect of the services we provide and the terms of our payers' agreements. As the payers’ businesses respond to market dynamics, regulatory developments and financial pressures, and as payers make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our payers may seek to renegotiate or terminate their agreements with us. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original payer contracts and consequently could negatively impact our net revenue, business, financial condition, results of operations and prospects.

Because we rely on a limited number of these payers for a substantial portion of our revenue, we depend on the creditworthiness of these payers. Our payers are subject to a number of risks, including reductions in payment rates from governmental programs, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of our payer partners declines, our credit risk could increase. Should one or more of our significant payer partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income. If a payer with which we contract loses its Medicare contracts with CMS, receives reduced or insufficient government reimbursement under the Medicare program, decides to discontinue its Medicare Advantage and/or commercial plans, decides to contract with another company to provide capitated care services to its patients, decides to directly provide care, or otherwise makes or announces an adjustment to its business or strategies, our contract with that payer could be at risk and we could lose revenue or members, and our stock price could decline.

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

A significant portion of our revenue comes from government healthcare programs, principally Medicare, either through Medicare Advantage plans or directly, including through the Center for Medicare and Medicaid Innovation's, or CMMI's, Global and Professional Direct Contracting Model, or the GPDC Model, which CMMI announced has been redesigned and renamed the ACO Realizing Equity, Access, and Community Health Model, or the ACO REACH Model, to take effect January 1, 2023 for both new applicants who are approved to participate and current GPDC Model participants that have maintained a strong compliance record and meet the requirements of the ACO REACH Model. In addition, many commercial payers base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on the continuation of Medicare programs, including Medicare Advantage, the GPDC Model (through December 31, 2022) or the ACO REACH Model (starting January 1, 2023), as well as the levels of government funding provided therewith. Any changes that limit or reduce the GPDC Model or the ACO REACH Model, Medicare Advantage, or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Medicare program and its reimbursement rates and rules, are also subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative rulings or executive orders, interpretations and determinations, requirements for utilization review and government funding restrictions, each of which may materially and adversely affect the rates at which CMS reimburses us for our services, as well as affect the cost of providing service to patients and the timing of payments to our affiliated professional entities. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. The final impact of the Medicare Advantage rates can vary from any estimate we may have and may be further impacted by the relative growth of our Medicare Advantage patient volumes across certain geographies as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the Medicare Advantage rates on our business, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, our Medicare Advantage revenues may continue to be volatile in the future which could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

There is additional uncertainty around the future of the ACO REACH Model. The ACO REACH Model has been developed by CMS as a means to test various financial risk sharing arrangements in the Medicare program over a four-year period, from January 1, 2023 through December 31, 2026. CMS may make additional, material changes to the ACO REACH Model in the intervening years or, at the end of that four-year period, CMS may not extend or replace the ACO REACH Model with a similar program that we can participate in, which may have a material adverse effect on our business.

The GPDC Model and the ACO REACH Model are new CMS programs and we therefore may not be able to realize the expected benefits of either model.

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

Our wholly owned subsidiary, Iora Health NE DCE, LLC, was one of a limited number of companies chosen by CMMI as a DCE. In February 2022, CMS announced that the GPDC Model had been redesigned and renamed the ACO REACH Model, with such changes to take effect beginning January 1, 2023. Current Direct Contracting Entities, or DCEs, like us, will participate in the current GPDC Model until December 31, 2022. To participate in the ACO REACH Model, we must (i) agree to meet all of the ACO REACH requirements as of January 1, 2023, including new requirements related to corporate governance, health equity and data collection and reporting and (ii) maintain a strong compliance record during 2022, as determined by CMS.

Given the recent enactment of the ACO REACH Model, we cannot assure you that we will be able to participate in and/or comply with the new requirements of the ACO REACH Model. We have no experience serving as an ACO under the new ACO REACH Model and may not be able to realize the expected benefits of the new model. For example, we may encounter difficulties calibrating our historical medical expense estimates to this new beneficiary population, which has not chosen to participate in risk-based care arrangements (unlike Medicare Advantage beneficiaries) and thus may utilize medical services differently than our current members.

While we have invested and expect to continue to invest significant time and resources to meet the requirements of the GPDC Model and adapt to the ACO REACH Model, beneficiaries assigned to us under either model may not generate revenue as expected, initially or at all, and we cannot assure you that direct contracting will allow us to achieve the same financial outcomes on Medicare fee-for-service beneficiaries as we do on our existing patients. Additionally, adding new members through either model will also require absorbing new members into our affiliated professional entities, which may strain resources or negatively affect our quality of care.

We cannot assure you that our current participation in the GPDC Model will be successful or that we will be able to participate in the ACO REACH Model in the future. We also cannot assure you that our participation in either model will expand our total addressable market in the manner that we expect.

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

Health network partnerships also comprise a significant portion of our revenue. For example, under certain health network partnership contracts, we closely collaborate with a health network on certain strategic initiatives such as the expansion of practice sites in a particular jurisdiction or service area, and clinical and digital integration between our primary care and their specialty care services. Our contracts with health network partners can sometimes be bespoke, with varying terms across health network partners. However, many contracts provide for fees on a PMPM basis or a fee-for-service basis. Under contracts providing for PMPM fees, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. If we do not adequately satisfy the objectives of our partners or perform against contractual obligations, we may lose revenue under the applicable health network partner contract and the health network partner may become dissatisfied with the terms or our performance under the contract, which could result in its early termination or amendment, if permitted, and as a result, harm to our business and results of operations, including a reduction in net revenue. Even regardless of our performance under the contracts, we cannot guarantee that our health network partners will continue to be satisfied with the terms or circumstances under existing contracts, particularly given constraints and challenges posed by the COVID-19 pandemic. We have experienced contractual disputes and renegotiations, including with respect to delays in payments due to us, with health network partners in the past and may experience additional disputes and renegotiations in the future. In certain situations, we may need to take legal or other action to enforce our contractual rights, which may strain relationships with our partners, further delay payments owed to us, make us less attractive for potential or future partners and harm our business, results of operations and reputation. Certain contracts with health network partners can be exclusive in the applicable jurisdiction; as a result, in new potential geographies, should we pursue a health network partnership, we would need to successfully contract with a sufficiently competitively viable health network partner, as we may not be able to terminate any such contract for several years without penalty or be able to partner with other health network partners in the same geographies due to competitive pressures or lack of counterparties. If we are unable to successfully continue our strategic relationships with our health network partners on terms favorable to us or at all, or if we do not successfully contract with health network partners in new jurisdictions, our business and results of operations could be harmed.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $90.9 million, $89.4 million and $254.6 million for the three months ended March 31, 2022 and the years ended December 31, 2020 and 2021 respectively. As of March 31, 2022, we had an accumulated deficit of $709.1 million. Our net losses and accumulated deficit reflect the substantial investments we made to acquire new health network partners and members, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our enterprise client, member and provider bases, broaden the scope of our health network and other partnerships and expand our applications of technology through which members can access our services. Accordingly, we anticipate that our cost of care and other operating expenses will continue to increase in the foreseeable future. Moreover, as we sign up new At-Risk members for whom we are responsible for managing a range of healthcare services and associated costs, our medical claims expense for such members may be higher relative to the Capitated Revenue earned or any excess revenue over medical claims expense may not be enough to cover our cost of care or other operating expenses. Our efforts to scale our business and manage the health of At-Risk members may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior net losses, combined with our expected future net losses, have had and will continue to have a negative impact on our total (deficit) equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our net revenue depends in part on the number of members enrolled or patient visits, and a decrease in member utilization of our services could harm our business, financial condition and results of operations.

Historically, we have relied on patient visits for a substantial portion of our net revenue. For the three months ended March 31, 2022 and the years ended December 31, 2020 and 2021, net fee-for-service revenue accounted for 16%, 39% and 29% of our net revenue, respectively. As we develop additional digital health solutions through our mobile platform and continue providing and expanding availability of remote visits, we cannot guarantee that our members will consistently make in-office visits in addition to using our digital health solutions, particularly after the COVID-19 pandemic and as related shelter-in-place and quarantine measures and orders are relaxed or lifted. Further, it may be difficult for us to accurately forecast future patient in-office visits over time, which may vary across geographies and depend on patient demographics within a given market. In part due to the reduction of in-office visits observed due to COVID-19, we have introduced billable remote visits. We cannot predict with any certainty the number of remote billable services and their impact on our in-office visits. As remote billable services on average generate lower reimbursement than in-office visits, this may impact our operations and financial results. In addition, we will continue to rely on our reputation and recommendations from members and key enterprise clients to promote our solutions and services to potential new members. A substantial portion of our members hold subscriptions through their respective employers with which we have membership arrangements. The loss of any of our key enterprise clients, or a failure of some of them to renew or expand their arrangements with us, could have a significant impact on the growth rate of our revenue. If we are unable to attract and retain sufficient members in any given market, we may have reduced visits, which could harm our results of operations, reduce our revenue and harm our business.

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

Our competitive success and growth, which can be measured in part by retention of existing members and gaining of new members in both existing and target geographies, are contingent on our ability to simultaneously address the needs of key stakeholders efficiently while delivering superior outcomes at scale compared with competitors. Over the years, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic imaging centers has increased significantly in the geographic areas in which we serve and may provide services similar to those we offer. Some of our existing and potential competitors may be larger, have greater name recognition, have longer operating histories, offer a broader array of services or a larger or more specialized medical staff, provide newer or more desirable facilities or have significantly greater resources than we do. Some of the clinics and medical offices that compete with us are also owned by government agencies or not-for-profit organizations that can finance capital expenditures and operations on a tax-exempt basis. In addition, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In light of the COVID-19 pandemic, existing or new competitors have developed or further invested in telemedicine and remote medicine programs and ventures, which would compete with our virtual care offerings. Also, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger member or patient base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare market, which would limit our member and patient growth. In light of these factors, even if our solution is more effective than those of our competitors, current or potential members, health network partners and enterprise clients may accept competitive solutions in lieu of purchasing our solution.

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

The operations of our affiliated professional entities are dependent on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists and lab technicians, as well as our providers. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of nurses and providers in certain disciplines and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient volumes, which would have a corresponding negative impact on our net revenue. In addition, while none of our employees are represented by a labor union as of March 31, 2022, our employees may seek to be represented by one or more labor unions in the future. If some or all of our employees were to become unionized, it could increase labor costs, among other expenses, and may require us to adjust our employee policies and protocols. Further, labor is subject to external factors that are beyond our control, including the competitive market for skilled workers and leaders in the healthcare industry, cost inflation, the COVID-19 pandemic and workforce participation rates. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could harm our business.

In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, enhance our operating infrastructure and existing solutions and services and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2022 and the years ended December 31, 2020 and 2021, our net cash used in operating activities was $55.1 million, $4.4 million and $88.6 million, respectively. As of March 31, 2022, we had $240.0 million of cash and cash equivalents and $188.5 million of marketable securities, which are held for working capital purposes. As of March 31, 2022, we had $316.3 million aggregate principal amount of debt outstanding under our convertible senior notes issued in May 2020, or the 2025 Notes.

As of March 31, 2022, we have also deferred payroll taxes in the amount of $5.0 million and received $4.3 million in grants as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, through the Provider Relief Fund, or

PRF, of the U.S. Department of Health and Human Services, or HHS, to help offset the impact of increased healthcare related expenses and lost revenues attributable to the COVID-19 pandemic. We are not required to repay this grant, provided we attest to and comply with certain terms and conditions, including the use of PRF funds for only permitted purposes and only after funds from other sources obligated to reimburse recipients have been applied. If we are unable to attest to or comply with current or future terms and conditions, our ability to retain some or all of the PRF funds received may be impacted.

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

•seasonal and other variations in the timing and volume of patient visits, such as the historically higher volume of use of our service during peak cold and flu season months or due to COVID-19 outbreaks or variants;

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

•our ability to effectively estimate the potential costs of medical services incurred, including under our at-risk arrangements, and the adequacy of our reserves for such incurred but not reported claims for medical services, in either case including due to increased visits and costs following a future COVID-19 outbreak or variant, which could result in fluctuations in our quarterly results and may not accurately reflect the underlying performance of our business within a given period;

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

In addition, revenues associated with our At-Risk arrangements are subject to significant estimation risk related to reserves for incurred but not reported claims. If the actual claims expense differs significantly from the estimated liability due to differences in utilization of healthcare services, the amount of charges and other factors, it could negatively impact our revenue and have a material adverse impact on our business, results of operations, financial condition and cash flows. For example, future outbreaks or variants of COVID-19 may significantly increase actual claims which are difficult to forecast or predict, and as a result, may cause estimated liability to differ significantly. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our common stock.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. healthcare market is subject to significant variables, including a changing regulatory environment and population demographic, which can be difficult to measure, estimate or quantify. Our business depends on member acquisition and retention, which further drives revenue from our contracts with health network partners. Estimates and forecasts of these factors in any given market is difficult and affected by multiple variables such as population growth, concentration of enterprise clients and population density, among other things. Further, we cannot assure you that we will be able to sufficiently penetrate certain market segments included in our estimates and forecasts, including due to limited deployable capital, ineffective marketing efforts or the inability to develop sufficient presence in a given market to gain members or contract with employers and health network partners in that market. Once we acquire a consumer or enterprise member, apart from fixed annual membership fees and payments from health care partners, we primarily derive revenue from patient in-office visits, which may be difficult to forecast over time, particularly as our billable service mix continues to expand, including due to the COVID-19 pandemic. Finally, our contractual arrangements with health network partners typically have highly tailored capitation and other fee structures which vary across health network partners and are dependent on either the number of members that receive healthcare services in a health network partner’s network or the volume and expense of the care received by At-Risk members. As a result, we may not be able to accurately forecast revenue from our health network partners. For these reasons, the estimates and forecasts in this Quarterly Report relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

We have identified what we believe are areas of government regulation that, if changed, could be costly to us. These include: fraud, waste and abuse laws; rules governing the practice of medicine by providers; licensure standards for primary care providers and behavioral health professionals; laws limiting the corporate practice of medicine and professional fee splitting; laws, regulations, and other requirements applicable to the Medicare program (including any CMMI programs in which we may participate); tax laws and regulations applicable to our annual membership fees; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees (including recent developments in

California that have expanded the scope of workers that are treated as employees instead of independent contractors); and tax and other laws encouraging employer-sponsored health insurance and group benefits. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

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

Failure or breach of our or our vendors' security measures or inability to meet applicable privacy and security obligations, as well as any instances of unauthorized access to our employees’, contractors’, members’, clients’ or partners’ data may result in disruption to our business and operations, incurrence of significant liabilities, loss of members, clients and partners and damage to our reputation.

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

A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including, but not limited to, social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, employee negligence or human errors, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, strategic security objectives or applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce pose increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Any of the previously identified or similar threats could cause a security incident. If our or our third-party vendors experience a security incident, it could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to data. A security incident could disrupt our (and third parties upon whom we rely) ability to provide our services. We may expend significant resources or modify our business activities in an effort to protect against security incidents. While we have implemented security measures designed to protect against a security incident, there can be no assurance that these measures will always be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Some security incidents may remain undetected for an extended period of time. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, as cyber threats continue to evolve, we may be required to expend additional resources to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities and we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Certain privacy, data protection and information security obligations, whether imposed by law or by clients, partners or vendors with whom we work, may require us to implement and maintain specific security and data privacy measures, industry-standard or reasonable security measures to protect our information technology systems and data, and to provide certain end-user rights in connection with their data. Our vendors, clients, partners and members may also demand that we adopt additional security or data privacy measures or make further security or data privacy investments, which may be costly and time-consuming. Such failures or breaches of our or our third-party vendors', clients' and partners' security or data privacy measures, or our or our third-party vendors’, clients' and partners' inability to effectively resolve such failures or breaches in a timely manner, could disrupt the operation of our technology and business, adversely affect customer, partner, member or investor confidence in us, result in breach of contract claims, severely damage our reputation and reduce the demand for our services. Under certain circumstances, it could also impact the availability of our mobile app or related updates on various software platforms. Applicable privacy, data protection and security information obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial or preventive measures. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability. Adequate insurance may not be available in the future at acceptable costs or at all and coverage disputes could also occur with our insurers. If security and privacy claims are not fully covered by insurance, they could result in substantial costs to us, which could harm our business. Insurance coverage would also not address the reputational damage that could result from a security incident. If an actual or perceived breach or inadequacy of our or our third-party vendors’ security occurs, or if we or our third-party vendors are unable to effectively resolve a breach in a timely manner, we could lose current and potential members, partners and clients, which could harm our business, results of operations, financial condition and prospects.

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

As of December 31, 2021, we are qualified to operate in, and file income tax returns in, 23 states as well as Washington, D.C. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest to the extent the Company has taxable income in prior periods may adversely impact our results of operations.

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

We do not collect sales and use and similar taxes in any states for our membership, enterprise and other service offerings based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Certain states in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. We have received, and may in the future continue to receive proposed assessments or determinations that we owe back taxes, penalties and interest for sales and use and similar taxes. If we are not successful in disputing such proposed assessments, we may be required to make payments in tax assessments, penalties or interest, and may be required to collect sales and use taxes in the future. Such tax assessments, penalties and interest or future requirements may negatively impact our results of operations.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 23, 2022. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, liability for medical claims incurred in the period but not yet reported (“IBNR”), valuation and related impairment recognition of intangible assets and goodwill, and stock-based compensation. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

•the impact of COVID-19, including future outbreaks or variants, on our financial performance, financial condition and results of operations, and the financial performance and financial condition of our health network partners, our enterprise clients and others;

•the impact of protests and civil unrest;

•our relationships with our health network partners and any changes to or terminations of our contracts with the health network partners;

•changes in laws or regulations applicable to our industry and our solutions and services;

•announcements by us, our health network partners or our competitors of significant business developments, acquisitions, or new offerings;

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. In particular, we are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The process of compiling the system and process documentation necessary to perform the evaluation required under Section 404 is costly and challenging. Also, we currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to support ongoing work to comply with Section 404. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.

We have in the past identified material weaknesses in our internal control over financial reporting, and we cannot assure you that the measures we have taken will be sufficient to avoid potential future material weaknesses, that our remediated controls will continue to operate properly, or that our financial statements will be free from error. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business and we may discover weaknesses in our disclosure controls and internal control over financial reporting in the future. Any failure to develop or maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. Accordingly, there could continue to be a possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•any derivative action or proceeding brought on our behalf;

•any action asserting a breach of fiduciary duty;

•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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
Subject to limited exceptions, holders of the 2025 Notes will have the right to require us to repurchase all or a portion of their 2025 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, as described under Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, upon conversion of the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2025 Notes being converted as described under Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2025 Notes surrendered therefor or 2025 Notes being converted. In addition, our ability to repurchase the 2025 Notes or to pay cash upon conversions of the 2025 Notes may be limited by law, by regulatory authority or by agreements governing our existing or future indebtedness. Our failure to repurchase 2025 Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2025 Notes as required by the indenture would constitute a default under the indenture governing the 2025 Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2025 Notes or make cash payments upon conversions thereof.

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

1LIFE HEALTHCARE, INC.

Date: May 4, 2022	By:	/s/ Amir Dan Rubin
Amir Dan Rubin
Chief Executive Officer and President (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Bjorn Thaler
Bjorn Thaler
Chief Financial Officer (Principal Financial and Accounting Officer)