Form 10-Q
period 2022-06-30
1Life Healthcare Inc
filed 2022-08-03
CIK 1404123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 22, 2022, the registrant had 195,181,497 shares of common stock, $0.001 par value per share, outstanding.

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
i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$184,748	$341,971
Short-term marketable securities	162,874	111,671
Accounts receivable, net	153,155	103,498
Inventories	6,571	6,065
Prepaid expenses	28,555	28,055
Other current assets	24,429	21,767
Total current assets	560,332	613,027
Long-term marketable securities	—	48,296
Restricted cash	3,785	3,801
Property and equipment, net	204,814	193,716
Right-of-use assets	272,966	256,293
Intangible assets, net	334,325	352,158
Goodwill	1,157,179	1,147,464
Other assets	7,518	12,277
Total assets	$2,540,919	$2,627,032
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,046	$18,725
Accrued expenses	76,289	72,672
Deferred revenue, current	57,651	47,928
Operating lease liabilities, current	36,465	31,152
Other current liabilities	29,030	31,632
Total current liabilities	216,481	202,109
Operating lease liabilities, non-current	291,596	269,641
Convertible senior notes	310,782	309,844
Deferred income taxes	60,199	73,875
Deferred revenue, non-current	25,768	29,317
Other non-current liabilities	11,611	13,663
Total liabilities	916,437	898,449
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.001 par value, 1,000,000 and 1,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 195,154 and 191,722 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	195	193
Additional paid-in capital	2,428,684	2,346,781
Accumulated deficit	(802,866)	(618,198)
Accumulated other comprehensive income	(1,531)	(193)
Total stockholders' equity	1,624,482	1,728,583
Total liabilities and stockholders' equity	$2,540,919	$2,627,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue:
Medicare revenue	$131,594	$—	$259,016	$—
Commercial revenue	124,245	120,416	250,925	241,768
Total net revenue	255,839	120,416	509,941	241,768
Operating expenses:
Medical claims expense	108,900	—	213,866	—
Cost of care, exclusive of depreciation and amortization shown separately below	106,948	67,922	208,325	138,014
Sales and marketing	23,193	10,570	45,652	23,259
General and administrative	92,422	77,196	189,458	141,541
Depreciation and amortization	21,783	7,292	42,676	13,899
Total operating expenses	353,246	162,980	699,977	316,713
Loss from operations	(97,407)	(42,564)	(190,036)	(74,945)
Other income (expense), net:
Interest income	364	79	521	184
Interest and other expense	(3,682)	(2,842)	(8,801)	(5,685)
Total other income (expense), net	(3,318)	(2,763)	(8,280)	(5,501)
Loss before income taxes	(100,725)	(45,327)	(198,316)	(80,446)
Provision for (benefit from) income taxes	(6,916)	(4,040)	(13,648)	159
Net loss	$(93,809)	$(41,287)	$(184,668)	$(80,605)
Net loss per share — basic and diluted	$(0.48)	$(0.30)	$(0.95)	$(0.59)
Weighted average common shares outstanding — basic and diluted	194,488	136,788	193,774	137,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(93,809)	$(41,287)	$(184,668)	$(80,605)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(305)	(12)	(1,338)	—
Comprehensive loss	$(94,114)	$(41,299)	$(186,006)	$(80,605)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2021	191,722	$193	$2,346,781	$(618,198)	$(193)	$1,728,583
Exercise of stock options	579	1	2,234			2,235
Issuance of common stock for settlement of RSUs	442					—
Issuance of common stock in acquisition	740					—
Stock-based compensation expense			36,919			36,919
Net unrealized gain (loss) on marketable securities					(1,033)	(1,033)
Net loss				(90,859)		(90,859)
Balances at March 31, 2022	193,483	$194	$2,385,934	$(709,057)	$(1,226)	$1,675,845
Exercise of stock options	824	1	3,214			3,215
Issuance of common stock under the employee stock purchase plan	234		1,659			1,659
Issuance of common stock for settlement of RSUs	79					—
Issuance of common stock in acquisition	534	—	5,541			5,541
Stock-based compensation expense			32,336			32,336
Net unrealized gain (loss) on marketable securities					(305)	(305)
Net loss				(93,809)		(93,809)
Balances at June 30, 2022	195,154	$195	$2,428,684	$(802,866)	$(1,531)	$1,624,482

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2020	134,472	$134	$918,118	$(369,785)	$8	$548,475
Impact of adoption of ASU 2020-06			(73,393)	6,656		(66,737)
Impact of adoption of ASC 326				(428)		(428)
Exercise of stock options	2,584	3	13,476			13,479
Issuance of common stock for settlement of RSUs	241					—
Stock-based compensation expense			26,328			26,328
Net unrealized (gain) loss on marketable securities					12	12
Net loss				(39,318)		(39,318)
Balances at March 31, 2021	137,297	$137	$884,529	$(402,875)	$20	$481,811
Exercise of stock options	353	1	2,627			2,628
Issuance of common stock under the employee stock purchase plan	107		2,972			2,972
Issuance of common stock for settlement of RSUs	17					—
Stock-based compensation expense			26,332			26,332
Net unrealized (gain) loss on marketable securities					(12)	(12)
Net loss				(41,287)		(41,287)
Balances at June 30, 2021	137,774	$138	$916,460	$(444,162)	$8	$472,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(184,668)	$(80,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	270	105
Depreciation and amortization	42,676	13,899
Amortization of debt discount and issuance costs	938	937
Accretion of discounts and amortization of premiums on marketable securities, net	661	483
Reduction of operating lease right-of-use assets	16,053	8,609
Stock-based compensation	69,255	52,660
Deferred income taxes	(13,676)	—
Other non-cash items	570	400
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(49,571)	11,380
Inventories	(481)	3,216
Prepaid expenses and other current assets	4,105	(21,261)
Other assets	3,792	110
Accounts payable	121	1,234
Accrued expenses	4,546	6,772
Deferred revenue	5,793	6,765
Operating lease liabilities	(13,143)	(8,761)
Other liabilities	(2,119)	17,128
Net cash (used in) provided by operating activities	(114,878)	13,071
Cash flows from investing activities:
Purchases of property and equipment, net	(34,188)	(31,172)
Purchases of marketable securities	(54,906)	(79,984)
Proceeds from sales and maturities of marketable securities	50,000	498,977
Acquisitions of businesses, net of cash and restricted cash acquired	(10,451)	(9,695)
Issuance of note receivable	—	(20,000)
Net cash (used in) provided by investing activities	(49,545)	358,126
Cash flows from financing activities:
Proceeds from the exercise of stock options	5,450	16,107
Proceeds from employee stock purchase plan	1,659	2,972
Payment of principal portion of finance lease liability	(27)	(29)
Net cash provided by financing activities	7,082	19,050
Net (decrease) increase in cash, cash equivalents and restricted cash	(157,341)	390,247
Cash, cash equivalents and restricted cash at beginning of period	346,054	115,005
Cash, cash equivalents and restricted cash at end of period	$188,713	$505,252
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$7,732	$5,883
Equity consideration for business acquisition	$5,541	$—

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
Iora Health is an administrative and managerial services company that provides services pursuant to contracts with Iora Health NE DCE, LLC, a limited liability company that participates in the Center for Medicare and Medicaid Services’ Global and Professional Direct Contracting Model (the “DCE entity”). Iora Health, Iora Senior Health, the Iora PCs and the DCE entity are collectively referred to herein as “Iora”. See Note 7 "Business Combinations" to the unaudited condensed consolidated financial statements.
1Life, Iora Health, Iora Senior Health, the PCs and the DCE entity are collectively referred to herein as the “Company”. 1Life and the One Medical PCs operate under the brand name One Medical.
Proposed Acquisition by Amazon
As more fully described in Note 16, on July 20, 2022, the Company entered into a definitive merger agreement (the "Merger Agreement") with Amazon.com, Inc. ("Amazon"), pursuant to which (and subject to the terms and conditions described in the Merger Agreement) the Company will merge with and into a wholly-owned subsidiary of Amazon ("Amazon Merger"). Subject to the terms and conditions of the Merger Agreement, Amazon will acquire the Company for $18 per share in an all-cash transaction, valued at approximately $3.9 billion, including the Company’s net debt. As a result of the Amazon Merger, the Company will become a wholly-owned subsidiary of Amazon. The consummation of the Amazon Merger is subject to a number of closing conditions, including, among others, the approval from our shareholders, and the receipt of certain regulatory approvals, as well as other customary closing conditions.
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
Use of Estimates
The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP and regulations of the SEC requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition, liability for medical claims incurred in the period but not yet reported (“IBNR”), valuation of certain assets and liabilities acquired from business combinations, stock-based compensation, and determining the fair value of a reporting unit. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.
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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”), which we recognized as Grant income during the six months ended June 30, 2021. The Company did not receive any income grant from the HHS for the three and six months ended June 30, 2022. See Note 5, "Revenue Recognition".
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
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	June 30,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$184,748	$341,971	$503,238	$112,975
Restricted cash, current (included in other current assets)	180	282	119	119
Restricted cash, non-current	3,785	3,801	1,895	1,911
Total cash, cash equivalents, and restricted cash	$188,713	$346,054	$505,252	$115,005
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. The Company’s cash balances with individual banking institutions might be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds and commercial paper. The Company’s marketable securities are invested in U.S. Treasury obligations and commercial paper. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities. The Company grants unsecured credit to patients, most of whom reside in the service area of the One Medical or Iora facilities and are largely insured under third-

party payer agreements. The Company’s concentration of credit risk is limited by the diversity, geography and number of patients and payers.
The table below presents the customers or payers that individually represented 10% or more of the Company’s accounts receivable, net balance as of June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021
Customer F	45%	38%
Customer I	17%	23%
* Represents percentages below 10% of the Company’s accounts receivable in the period.
The table below presents the customers or payers that individually represented 10% or more of the Company’s net revenue for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	*	12%	*	12%
Customer F	*	12%	*	12%
Customer I	28%	N/A	27%	N/A
Customer J	15%	N/A	17%	N/A
* Represents percentages below 10% of the Company’s net revenue in the period.
2.Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” in Item 15 of its Form 10-K for the fiscal year ended December 31, 2021.
Recently Adopted Pronouncements as of June 30, 2022
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted the standard on January 1, 2022 on a prospective basis. The adoption did not have a material impact to the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2022
There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to the Company as of June 30, 2022.
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
The contractual arrangement to provide management services allows 1Life, Iora Health or Iora Senior Health to direct the economic activities that most significantly affect the PCs. Accordingly, 1Life, Iora Health or Iora Senior Health is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support 1Life, Iora Health or Iora Senior Health provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the assets and liabilities included in the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $191,665 and $120,995, respectively, as of June 30, 2022 and $129,474 and $115,744, respectively, as of December 31, 2021.
4.Fair Value Measurements and Investments
Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$116,118	$—	$—	$116,118
Short-term marketable securities:
U.S. Treasury obligations	129,403	—	—	129,403
Commercial paper	—	33,471	—	33,471
Total financial assets	$245,521	$33,471	$—	$278,992

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$315,817	$—	$—	$315,817
Short-term marketable securities:
U.S. Treasury obligations	58,232	—	—	58,232
Foreign government bonds	—	5,012	—	5,012
Commercial paper	—	48,427	—	48,427
Long-term marketable securities:
U.S. Treasury obligations	48,296	—	—	48,296
Total financial assets	$422,345	$53,439	$—	$475,784
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
During the three and six months ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Convertible Senior Notes
The Company has $316,250 aggregate principal amount outstanding of 3.0% convertible senior notes due in 2025 (the “2025 Notes”). See Note 9, “Convertible Senior Notes” for details.
The fair value of the 2025 Notes was $262,858 and $288,461 as of June 30, 2022 and December 31, 2021, respectively. The fair value was determined based on the closing trading price of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 measurement as they are not actively traded.
Investments
At June 30, 2022 and December 31, 2021, the Company’s cash equivalents and marketable securities were as follows:

	June 30, 2022
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$116,118	$—	$116,118
Total cash equivalents	116,118	—	116,118
Short-term marketable securities:
U.S. Treasury obligations	130,934	(1,531)	129,403
Commercial paper	33,471	—	33,471
Total short-term marketable securities	164,405	(1,531)	162,874
Total cash equivalents and marketable securities	$280,523	$(1,531)	$278,992

	December 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$315,817	$—	$315,817
Total cash equivalents	315,817	—	315,817
Short-term marketable securities:
U.S. Treasury obligations	58,293	(61)	58,232
Foreign government bonds	5,013	(1)	5,012
Commercial paper	48,427	—	48,427
Total short-term marketable securities	111,733	(62)	111,671
Long-term marketable securities:
U.S. Treasury obligations	48,427	(131)	48,296
Total cash equivalents and marketable securities	$475,977	$(193)	$475,784

5.Revenue Recognition
The following table summarizes the Company’s net revenue by primary source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue:
Capitated revenue	$128,521	$—	$253,151	$—
Fee-for-service and other revenue	3,073	—	5,865	—
Total Medicare revenue	131,594	—	259,016	—
Partnership revenue	63,401	56,126	124,336	111,057
Net fee-for-service revenue	35,740	43,416	77,254	87,878
Membership revenue	25,104	20,874	49,335	41,070
Grant income	—	—	—	1,763
Total commercial revenue	124,245	120,416	250,925	241,768
Total net revenue	$255,839	$120,416	$509,941	$241,768
Net fee-for-service revenue (previously reported as net patient service revenue) is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. The following table summarizes net fee-for-service revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net fee-for-service revenue:
Commercial and government third-party payers	$31,122	$39,608	$67,728	$81,843
Patients, including self-pay, insurance co-pays and deductibles	4,618	3,808	9,526	6,035
Net fee-for-service revenue	$35,740	$43,416	$77,254	$87,878
The CARES Act was enacted on March 27, 2020 to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant of $1,763 from the Provider Relief Fund administered by the Health and Human Services ("HHS") during the six months ended June 30, 2021. The Company did not receive any income grants from the HHS for the three and six months ended June 30, 2022. Management has concluded that the Company met conditions of the grant funds and has recognized it as Grant income for the six months ended June 30, 2021.
During the three and six months ended June 30, 2022, the Company recognized revenue of $25,021 and $32,448, which was included in the beginning deferred revenue balances as of April 1, 2022 and January 1, 2022, respectively. During the three and six months ended June 30, 2021, the Company recognized revenue of $20,041 and $26,187, which was included in the beginning deferred revenue balances as of April 1, 2021 and January 1, 2021, respectively.
As of June 30, 2022, a total of $5,296 is included within deferred revenue related to variable consideration, of which $4,103 is classified as non-current as it will not be recognized within the next twelve months. The estimate of variable consideration is based on the Company’s assessment of historical, current, and forecasted performance.

As summarized in the table below, the Company recorded contract assets and deferred revenue as a result of timing differences between the Company’s performance and the customer’s payment.

	June 30,	December 31,
	2022	2021
Balances from contracts with customers:
Capitated accounts receivable, net	$32,278	$23,903
All other accounts receivable, net	120,877	79,595
Contract asset (included in other current assets)	291	458
Deferred revenue	$83,419	$77,245
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
The capitated accounts receivable and payable are recorded at the contract level and consist of the Company’s Capitated Revenue attributed from enrolled At-Risk members less actual paid medical claims expense. If the Capitated Revenue exceeds the actual medical claims expense at the end of the reporting period, such surplus is recorded as capitated accounts receivable within accounts receivable, net in the condensed consolidated balance sheets. If the actual medical claims expense exceeds the Capitated Revenue, such deficit is recorded as capitated accounts payable within other current liabilities in the condensed consolidated balance sheets. As of June 30, 2022, the Company has capitated accounts receivable, net, of $32,278 and capitated accounts payable, net, of $1,680, representing amounts due from and to Medicare Advantage payers and CMS in At-Risk arrangements, respectively.
The capitated accounts receivable and payable are presented net of IBNR claims liability and other adjustments. There were no significant prior period adjustments or changes to the assumptions used in estimating the IBNR claims liability as of June 30, 2022. The Company believes the amounts accrued to cover IBNR claims as of June 30, 2022 are adequate.
Components of capitated accounts receivable, net is summarized below:

	June 30,	December 31
	2022	2021
Capitated accounts receivable	$91,561	$56,384
IBNR claims liability	(57,286)	(32,320)
Other adjustments	(1,997)	(161)
Capitated accounts receivable, net	$32,278	$23,903

Components of capitated accounts payable, net is summarized below:

	June 30,	December 31
	2022	2021
Capitated accounts (receivable), payable	$(6,245)	$5,483
IBNR claims liability	7,761	1,438
Other adjustments	164	299
Capitated accounts payable, net	$1,680	$7,220
Activity in IBNR claims liability from December 31, 2021 through June 30, 2022 is summarized below:

Amount
Balance as of December 31, 2021	$33,078
Incurred related to:
Current period	215,332
Prior periods	(1,466)
213,866
Paid related to:
Current period	(152,738)
Prior periods	(29,159)
(181,897)
Balance as of June 30, 2022	$65,047
The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company’s remaining performance obligation as of June 30, 2022, is expected to be recognized as follows:

	Less than or equal to 12 months	Greater than 12 months	Total
As of June 30, 2022	$15,193	$27,002	$42,195
6.Leases
Most leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 7 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of June 30, 2022. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.
Certain of the Company’s furniture and fixtures and lab equipment are held under finance leases. Finance-lease-related assets are included in property and equipment, net in the condensed consolidated balance sheets and are immaterial as of June 30, 2022.
The components of operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$13,609	$7,856	$26,613	$15,189
Variable lease costs	2,449	1,222	4,496	2,533
Total lease costs	$16,058	$9,078	$31,109	$17,722

Other information related to leases was as follows:
Supplemental Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,398	$7,973	$24,464	$15,828

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$14,477	$19,336	$32,726	$35,422
Lease Term and Discount Rate

	June 30,	December 31,
	2022	2021
Weighted-average remaining lease term (in years)	7.96	8.02
Weighted-average discount rate	6.61%	6.55%
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
Future minimum lease payments under non-cancellable operating leases as of June 30, 2022 were as follows (excluding the effect of lease incentives to be received that are recorded in other current assets of $16,353 which serve to reduce total lease payments):

June 30, 2022
Remainder of 2022	$27,674
2023	58,264
2024	56,601
2025	52,821
2026	49,304
Thereafter	183,019
Total lease payments	427,683
Less: interest	(99,622)
Total lease liabilities	$328,061

7.Business Combinations
Acquisition of Iora

On September 1, 2021 ("Acquisition Date"), 1Life acquired all outstanding equity and capital stock of Iora Health, a human-centered, value-based primary care group with built-for-purpose technology focused on serving the Medicare population, for an aggregate purchase consideration of $1,424,836, which was paid through the issuance of 1Life common shares with a fair value of $1,313,312, in part by cash of $62,881, and in part by stock options of Iora assumed by 1Life towards pre-combination services of $48,643. The preliminary purchase price allocations resulted in $1,118,198 of goodwill and $363,031 of acquired identifiable intangible assets related to Iora trade name and contracts in existing geographies valued using the income method. Subsequent to the Acquisition Date, the Company recorded $285 and $2,085 to goodwill during the measurement period for the three and six months ended June 30, 2022. Goodwill recorded in the acquisition is not expected to be deductible for tax purposes. Goodwill was primarily attributable to the planned growth in new geographies, synergies expected to be achieved in the combined operations of 1Life and Iora, and assembled workforce of Iora.
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
(3) Represents the fair value of Iora’s equity awards assumed by 1Life for pre-combination services. Pursuant to the terms of the Iora Merger Agreement, Iora’s outstanding equity awards that are vested and unvested as of the effective time of the merger were replaced by 1Life equity awards with the same terms and conditions. The vested portion of the fair value of 1Life’s replacement equity awards issued represents consideration transferred, while the unvested portion represents post-combination compensation expense based on the vesting terms of the equity awards. The awards that include a provision for accelerated vesting upon a change of control are included in the vested consideration. The fair value of the stock options of Iora assumed by 1Life was determined by using a Black-Scholes option pricing model with the applicable assumptions as of the Acquisition Date. The fair value of the unvested stock awards, for which post-combination service is required, will be recorded as share-based compensation expense over the respective vesting period of each award. See Note 10, "Stock-Based Compensation".

The following table presents the preliminary purchase price allocation recorded in the Company's unaudited condensed consolidated balance sheet as of the Acquisition Date, updated to reflect measurement period adjustments as further described below:

Cash and cash equivalents acquired	$17,808
Accounts receivable, net	20,166
Prepaid expenses and other current assets	3,043
Restricted cash	2,069
Property and equipment, net	29,565
Right-of-use assets	70,249
Intangible assets, net	363,031
Other assets (1)	7,405
Total assets	513,336
Accounts payable	1,974
Accrued expenses	9,819
Deferred revenue, current	5,989
Operating lease liabilities, current	6,617
Operating lease liabilities, non-current	63,558
Deferred revenue, non-current	24,316
Deferred income taxes	80,537
Other non-current liabilities (1)	13,888
Total liabilities	206,698
Net assets acquired	306,638
Estimated merger consideration	1,424,836
Estimated goodwill attributable to merger	$1,118,198
(1) Included in the other assets was an escrow asset of $2,034 related to 1Life common stock held by a third-party escrow agent to be released to the former stockholders of Iora, less any amounts that would be necessary to satisfy any then pending and unsatisfied or unresolved claim for indemnification for any 1Life indemnifiable loss pursuant to the indemnity provisions of the Iora Merger Agreement. A corresponding indemnification liability of $9,600 was recorded in other non-current liabilities in the Company's unaudited condensed consolidated balance sheet. During the six months ended June 30, 2022, a reduction in escrow asset and indemnification liability of $1,013 and $3,383, respectively was recorded as part of the measurement period adjustment. The indemnification asset is subject to remeasurement at each reporting date due to changes to the underlying value of the escrow shares until the shares are released from escrow, with the remeasurement adjustment reported in the Company's condensed consolidated statement of operations as interest and other expense. During the three and six months ended June 30, 2022, the fair value of the escrow asset had declined and the unrealized loss recorded was $841 and $3,118, respectively.
The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of fair values, which were determined primarily using the income method based on estimates and assumptions made by management at the time of the Iora acquisition and are subject to change during the measurement period which is not expected to exceed one year. The Company has completed the valuation of acquired intangible assets and is in the process of finalizing certain tax related liabilities. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.
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
Loan Agreement
Under the Iora Merger Agreement, 1Life and Iora have also entered into a Loan and Security Agreement on June 21, 2021. See Note 15 "Note Receivable" for more details.
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
The table below reflects the impact of material adjustments to the unaudited pro forma results for the three and six months ended June 30, 2021 that are directly attributable to the acquisition:

	Three Months Ended June 30,	Six Months Ended June 30,
Material Adjustments	2021	2021
(Decrease) / increase to expense as result of transaction costs	$(1,953)	$(5,190)
(Decrease) / increase to expense as result of amortization and depreciation expenses	11,536	23,077
(Decrease) / increase to expense as a result of stock-based compensation costs	607	1,305
(Decrease) / increase to expense as result of changes in tax effects	$(3,144)	$(8,053)
The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our condensed consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2020 or the results of our future operations of the combined businesses.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Revenue	$204,673	$388,293
Net Loss	$(74,752)	$(137,126)

Other Acquisitions
On April 14, 2022, the Company completed an acquisition for an aggregate purchase consideration of $17,354. The aggregate purchase consideration consisted of cash of $10,938, the issuance of 1Life common shares with a fair value of $5,541 and contingent consideration with a fair value of $875. The remaining purchase consideration consisted of the assumption of cash. The acquisition was accounted for as a business combination. The Company does not consider this acquisition to be material to the Company’s condensed consolidated financial statements. The preliminary purchase price allocation resulted in $11,800 of goodwill and $4,200 of acquired identifiable intangible assets related to customer relationships valued using the income approach. Intangible assets are being amortized over the useful lives of nine years. Acquisition-related costs were immaterial and were expensed as incurred in the condensed consolidated statements of operations.
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
8.Goodwill and Intangible Assets
Goodwill
During the second quarter ended June 30, 2022, broadly in line with the stock market declines, the Company’s common stock declined significantly and dropped below its equity book value, which triggered a goodwill impairment analysis under FASB Topic 350 Intangibles – Goodwill and Other. For the purposes of the impairment analysis, goodwill is tested at the entity level as the Company has only one reporting unit. In determining the fair value of the reporting unit, the Company uses a combination of the income approach and the market approach, with each method weighted equally. Under the income approach, fair value is determined based on our estimates of future after-tax cash flows, discounted using the appropriate weighted average cost of capital. Under the market approach, the fair value is derived based on the valuation multiples of comparable publicly traded companies. As of June 30, 2022, the fair value of the reporting unit significantly exceeded its net book value. There was no impairment charge for the three and six months ended June 30, 2022 or 2021.
The underlying valuation techniques deployed in the analysis are highly judgmental and entail significant estimates, including but not limited to, future growth and profitability, discount rates, and selection of peer companies and valuation multiples. Estimates are made based on the information available at the time of the valuation. Future changes in estimates and assumptions could result in material changes in the valuation.
Goodwill balances as of June 30, 2022 and December 31, 2021 were as follows:

Goodwill
Balance as of December 31, 2021	$1,147,464
Goodwill recorded in connection with acquisition	11,800
Measurement period adjustments	(2,085)
Balance as of June 30, 2022	$1,157,179
Intangible Assets
The following summarizes the Company’s intangible assets and accumulated amortization as of June 30, 2022:

	June 30, 2022
	Original Cost	Accumulated Amortization	Net Book Value

Medicare Advantage contracts - existing geographies	$298,000	$(27,593)	$270,407
CMS Direct Contracting contract - existing geographies	52,000	(4,815)	47,185
Trade name: Iora	13,031	(3,620)	9,411
Customer relationships	8,121	(799)	7,322
Total intangible assets	$371,152	$(36,827)	$334,325
The following summarizes the Company’s intangible assets and accumulated amortization as of December 31, 2021:

	December 31, 2021
	Original Cost	Accumulated Amortization	Net Book Value

Medicare Advantage contracts - existing geographies	$298,000	$(11,037)	$286,963
CMS Direct Contracting contract - existing geographies	52,000	(1,926)	50,074
Trade name: Iora	13,031	(1,448)	11,583
Customer relationships	3,921	(383)	3,538
Total intangible assets	$366,952	$(14,794)	$352,158

The Company recorded amortization expense of intangible assets of $11,074 and $22,033 for the three and six months ended June 30, 2022. The Company recorded amortization expense of intangible assets of $88 for the three and six months ended June 30, 2021.
Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
As of June 30, 2022, estimated future amortization expense related to intangible assets were as follows:

June 30, 2022
Remainder of 2022	$22,149
2023	44,297
2024	42,818
2025	39,880
2026	39,880
Thereafter	145,301
Total	$334,325

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
On or after March 15, 2025 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their 2025 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election and in accordance with the terms of the indenture governing the 2025 Notes. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading day observation period. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or notice of redemption, as the case may be. If the Company undergoes a fundamental change prior to the maturity date, holders of the 2025 Notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If consummated, the Amazon Merger is expected to constitute both a “fundamental change” and a “make-whole fundamental change” (each as defined in the indenture governing the 2025 Notes). Upon the occurrence of a fundamental change, holders of the 2025 Notes may convert their 2025 Notes for a period and, subject to limited exceptions, may require the Company to repurchase for cash all or any portion of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. With respect to a make-whole fundamental change, the $18 per share purchase price in the Amazon Merger is below the lowest stock price on the “make-whole” table included in the indenture governing the 2025 Notes and converting holders of the 2025 Notes will not receive additional conversion consideration in connection with any conversion of their 2025 Notes as a result of the make-whole fundamental change.
In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such a corporate event in certain circumstances. The Company may not redeem the 2025 Notes prior to June 20, 2023. The Company may redeem for cash all or any portion of the 2025 Notes, at the Company’s option, on or after June 20, 2023 and prior to March 15, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. During the three months ended June 30, 2022, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of June 30, 2022 and are classified in long term liabilities in the condensed consolidated balance sheet.
The Company incurred issuance costs of $9,374 and amortizes the issuance costs to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 0.65%.

The net carrying amount of the 2025 Notes was as follows:

	June 30,	December 31,
	2022	2021
Liabilities:
Principal	$316,250	$316,250
Unamortized issuance costs	(5,468)	(6,406)
Net carrying amount	$310,782	$309,844

The following table sets forth the interest expense recognized related to the 2025 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$2,372	$2,372	$4,744	$4,744
Amortization of issuance costs	468	468	937	937
Total interest expense related to the 2025 Notes	$2,840	$2,840	$5,681	$5,681

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
At June 30, 2022, 6,975 shares were available for future grants.
2020 Employee Stock Purchase Plan
In January 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The ESPP provides for separate six-month offering periods beginning on May 16 and November 16 of each year. At June 30, 2022, 7,046 shares were available for future issuance. The stock-based compensation expense recognized for the ESPP was $177 and $602 during the three and six months ended June 30, 2022 and $591 and $1,212 during the three and six months ended June 30, 2021, respectively.

Stock Options
The following table summarizes stock option activity under the Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	28,312	$19.32	7.57	$192,955
Granted	1,819	12.11
Exercised	(1,403)	3.88
Canceled	(630)	14.57
Outstanding as of June 30, 2022	28,098	$19.73	7.26	$37,185

Options exercisable as of June 30, 2022	12,228	$6.34	5.84	$35,355
Options vested and expected to vest as of June 30, 2022	18,179	$8.85	6.59	$37,157
At June 30, 2022 and 2021, there was $19,403 and $14,805, respectively, in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.5 and 1.8 years, respectively.
The fair value of stock option grants with service-based vesting conditions was $11,598 for the three and six months ended June 30, 2022, and $50 and $12,218, respectively, for the three and six months ended June 30, 2021.
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
As of June 30, 2022, no stock price milestones have been achieved. Consequently, no shares subject to the Performance Stock Option have vested as of the date of this filing. The entire 8,645 shares granted are excluded from options vested and expected to vest from the options activity table presented above.
The Company will recognize aggregate stock-based compensation expense of $197,469 over the derived service period of each tranche using the accelerated attribution method as long as the service-based vesting conditions are satisfied. If the market conditions are achieved sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company recorded stock-based compensation expense of $13,661 and $27,750 related to the award for the three and six months ended June 30, 2022, which is included in general and administrative on the condensed consolidated statements of operations. Unamortized stock-based compensation expense related to the award was $109,202 as of June 30, 2022.
Restricted Stock Units
The following table summarizes restricted stock unit activity under the 2020 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding as of December 31, 2021	3,249	$27.90
Granted	8,929	9.83
Vested	(521)	31.94
Canceled and forfeited	(734)	17.56
Unvested and outstanding as of June 30, 2022	10,923	$13.63
Stock-Based Compensation Expense
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing	$1,325	$964	$2,268	$1,987
General and administrative	31,011	25,368	66,987	50,673
Total	$32,336	$26,332	$69,255	$52,660
A tax benefit of $797 and $2,735 for the three and six months ended June 30, 2022, respectively, and $2,248 and $32,642 for the three and six months ended June 30, 2021, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities.

11.Income Taxes
The Company recorded an income tax benefit of $6,916 and $4,040 for the three months ended June 30, 2022 and 2021, respectively. This represents an effective tax rate for the respective periods of 6.9% and 8.9%, respectively. The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2022, the Company maintains a full valuation allowance against its net deferred tax assets. Amortization of book identified intangibles from the Iora acquisition resulted in a decrease to deferred tax liabilities; the associated income tax benefit during the period was $6,930. The effective tax rate differs in 2022 from the federal statutory rate due to the change in need for valuation allowance and amortization of identified intangibles. The effective tax rate differs in 2021 from the federal statutory rate due to increased taxable income in profitable entities and the change in need for valuation allowance.
12.Net Loss Per Share
Basic and diluted net loss per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(93,809)	$(41,287)	$(184,668)	$(80,605)
Denominator:
Weighted average common shares outstanding — basic and diluted	194,488	136,788	193,774	137,045
Net loss per share — basic and diluted	$(0.48)	$(0.30)	$(0.95)	$(0.59)
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

	As of June 30,
	2022	2021
Options to purchase common stock	28,098	25,754
Unvested restricted stock	10,922	2,053
2025 Notes (1)	7,117	7,117
Shares held in special indemnity escrow account in connection with Iora acquisition	405	—
	46,542	34,924
(1) During the three months ended June 30, 2022, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of June 30, 2022.

13.Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2022 and December 31, 2021, the Company has not incurred any material costs as a result of such indemnifications.
Legal Matters
In May 2018, a class action complaint was filed by two former members against the Company in the Superior Court of California for the County of San Francisco, or the Court, alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF, in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. Following certain trial court proceedings and certain appeals, arbitration proceedings, and court-ordered mediation proceedings, in June 2021, the parties filed a joint notice of settlement and request for stay before the appellate court in light of reaching a settlement in principle. The parties later executed a class action settlement agreement and release effective June 30, 2021, which requires trial court approval. A preliminary class settlement approval hearing was scheduled to take place in August 2021, but the trial court requested supplemental briefing and vacated the previously scheduled hearing. Plaintiffs filed their supplemental brief and supporting documents on October 12, 2021. The trial court granted the motion for preliminary approval on November 12, 2021. Pursuant to the terms of the settlement and the trial court’s order, the class notice phase took place in late February 2022. The final approval hearing for the settlement was held on July 25, 2022. On July 26, 2022, the court granted the motion for final approval of the class action settlement. A compliance hearing is currently scheduled for March 2, 2023.
The settlement amount of $11,500 was recorded as other current liabilities in the condensed consolidated balance sheets as of June 30, 2021. The Company's insurers committed to pay $5,950 towards the settlement amount. The settlement amount, net of expected insurance recovery, of which $5,550 was recorded as general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2021. Class payout is expected to occur in 2022. There was no material change to the liability amount or any incremental expenses incurred during the three months ended June 30, 2022.
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
Sales and Use Tax
During 2017 and 2018, a state jurisdiction engaged in an audit of 1Life’s sales and use tax records applicable to that jurisdiction from March 2011 through February 2017. The Company disputed the finding representing the majority of the state's proposed audit change and successfully overturned the sales tax assessment resulting from the audit in December 2021. The audit was closed and the payment, which was not material, was remitted during the first quarter ended March 31, 2022.
In addition, from time to time, the Company has been and may be involved in various legal proceedings arising in the ordinary course of business. The Company currently believes that the outcome of these legal proceedings, either individually or in the aggregate, will not have a material effect on its consolidated financial position, results of operations or cash flows.

14.Related Party Transactions
Certain of the Company’s investors are also affiliated with customers of the Company. Revenue recognized under contractual obligations from such customers was immaterial for the three and six months ended June 30, 2022 and June 30, 2021, respectively. The outstanding receivable balance from such customers was immaterial as of June 30, 2022 and December 31, 2021, respectively.

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

16.     Proposed Acquisition by Amazon
On July 20, 2022, the Company entered into the Merger Agreement with Amazon. Subject to the terms and conditions of the Merger Agreement, Amazon will acquire the Company for $18 per share in an all-cash transaction valued at approximately $3.9 billion, including the Company’s net debt. As a result of the Amazon Merger, the Company will become a wholly-owned subsidiary of Amazon. The consummation of the Amazon Merger is subject to a number of closing conditions, including, among others, the approval from our shareholders, and the receipt of certain regulatory approvals, as well as other customary closing conditions.
Under the Merger Agreement, Amazon has agreed to provide senior unsecured interim debt financing to the Company in an aggregate principal amount of up to $300.0 million to be funded in up to ten tranches of $30.0 million per month, beginning on March 20, 2023 until the earlier of the closing of the Amazon Merger and the termination of the Merger Agreement pursuant to its terms, with a maturity date of 24 months after the termination of the Merger Agreement pursuant to its terms. The Company will agree to certain restrictive covenants and events of default customary for transactions of this type in connection with the debt financing, and other terms and conditions to be set forth in definitive agreements to be entered into by the parties in connection with the financing.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risk, uncertainties and assumptions. Our results of operations include the results of operations of Iora since the close of our acquisition on September 1, 2021. Our actual results may differ materially from management’s expectations and those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to timely and successfully achieve the anticipated benefits and potential synergies of our acquisition of Iora Health, Inc. and the continuing impact of the COVID-19 pandemic and societal and governmental responses as well as those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In addition, this Quarterly Report includes forward-looking statements about the occurrence of any event, change, or other circumstance that could delay or prevent closing of the proposed Amazon Merger or give rise to the termination of the Merger Agreement pertaining to the Amazon Merger. The forward-looking statements contained herein do not assume the consummation of the proposed transaction with Amazon unless specifically stated otherwise.
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
Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. As of June 30, 2022, we have grown to approximately 790,000 total members including 750,000 Consumer and Enterprise members and 40,000 At-Risk members, 204 medical offices in 25 markets, and have greater than 8,500 enterprise clients across the United States.

Proposed Acquisition by Amazon
On July 20, 2022, we entered into the Merger Agreement with Amazon. Subject to the terms and conditions of the Merger Agreement, Amazon will acquire the Company for $18 per share in an all-cash transaction valued at approximately $3.9 billion, including the Company’s net debt. As a result of the Amazon Merger, subject to the terms and conditions of the Merger Agreement, the Company will merge with a subsidiary of Amazon and become a wholly-owned subsidiary of Amazon. The consummation of the Amazon Merger is subject to a number of closing conditions, including, among others, the approval from our shareholders, and the receipt of certain regulatory approvals, as well as other customary closing conditions.
Under the Merger Agreement, Amazon has agreed to provide senior unsecured interim debt financing to the Company in an aggregate principal amount of up to $300.0 million to be funded in up to ten tranches of $30.0 million per month, beginning on March 20, 2023 until the earlier of the closing of the Amazon Merger and the termination of the Merger Agreement pursuant to its terms, with a maturity date of 24 months after the termination of the Merger Agreement pursuant to its terms. The Company will agree to certain restrictive covenants and events of default customary for transactions of this type in connection with the debt financing, and other terms and conditions to be set forth in definitive agreements to be entered into by the parties in connection with the financing.
The Merger Agreement contains certain customary termination rights for the Company and Amazon. Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, Amazon will be obligated to pay to the Company a termination fee equal to $195.0 million in cash. If the Merger Agreement is terminated under other certain specified circumstances the Company will be obligated to pay to Amazon a termination fee equal to $136.0 million in cash.
See the section titled “Risk Factors—Risks Related to our Proposed Transaction with Amazon” included under Part II, Item 1A of this Quarterly Report on Form 10-Q for more information regarding the risks associated with the Amazon Merger.
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
Our Business Model
Our business is driven by growth in Consumer and Enterprise members, and At-Risk members (see also "Key Metrics and Non-GAAP Financial Measures"). We have developed a modernized membership model based on direct consumer enrollment and third-party sponsorship. Our membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered by most health care payers. Consumer and Enterprise members join either individually as consumers by paying an annual membership fee or are sponsored by a third party. At-Risk members are members for whom we are responsible for managing a range of healthcare services and associated costs. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging. Our in-office care is delivered in our medical offices, and as of June 30, 2022, we had 204 medical offices, compared to 124 medical offices as of June 30, 2021.
We derive net revenue, consisting of Medicare revenue and commercial revenue, from multiple stakeholders, including consumers, employers and health networks such as health systems and government and private payers.
Medicare Revenue
Medicare revenue consists of (i) Capitated Revenue and (ii) fee-for-service and other revenue that is not generated from Consumer and Enterprise members.
We generate Capitated Revenue from At-Risk arrangements with Medicare Advantage payers and CMS. Under these At-Risk arrangements, we generally receive capitated payments, consisting of each eligible member’s risk adjusted health care premium per member per month ("PMPM"), for managing a range of healthcare services and associated costs for such members. The risk adjusted health care premium PMPM is determined by payers and based on a variety of patients' factors such as age and demographic benchmarks, and further adjusted to reflect the underlying complexity of a member’s health conditions. These fees give us revenue economics that are contractually recurring in nature for a majority of our Medicare revenue. Capitated Revenue represents 98% of Medicare revenue and 50% of total net revenue, respectively, for the three months ended June 30, 2022.
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
We generate our membership revenue through the annual membership fees charged to either consumer members or enterprise clients, as well as fees paid for our One Medical Now service offering. As of June 30, 2022, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.
Our membership fee revenue and partnership revenue are contractual and, with the exception of our COVID-19 on-site testing services, generally recurring in nature. Membership revenue and partnership revenue as a percentage of commercial revenue was 71% and 64% for each of the three months ended June 30, 2022 and 2021, respectively. Membership revenue and partnership revenue as a percentage of total net revenue was 35% and 64% for the three months ended June 30, 2022 and 2021, respectively.
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
•Components of Revenue. Our ability to maintain or improve pricing levels for our memberships and the pricing under our contracts with health networks will also impact our total revenue. As of June 30, 2022, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month. In geographies where our health network partners pay us on a PMPM basis for Consumer and Enterprise members, to the extent that the PMPM rate changes, our partnership revenue will change. Similarly, if the largely fixed price or number of employees covered by fixed price per employee arrangements change or the number of COVID-19 on-site tests or vaccinations changes, our partnership revenue will also change. Our net fee-for-service revenue is dependent on (i) our billing rates and third-party payer contracted rates through agreements with health networks, (ii) the mix of members who are commercially insured and (iii) the nature and frequency of visits. Our net fee-for-service revenue may also change based on the services we provide to commercially insured Other Patients as defined in "Key Metrics and Non-GAAP Financial Measures" below. Our Medicare revenue is dependent on (i) the percentage of members in At-Risk contracts, (ii) our contracted percentage of premium, (iii) our ability to accurately document the acuity of our At-Risk members, and (iv) the services we provide to Other Patients who are Medicare participants. In the future, we may add additional services for which we may charge in a variety of ways. To the extent the net amounts we charge our members, patients, partners, payers and clients change, our net revenue will also change.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands except for members)		(in thousands except for members)
Members (as of the end of the period)
Consumer and Enterprise	750,000	621,000	750,000	621,000
At-Risk	40,000	—	40,000	—
Total	790,000	621,000	790,000	621,000
Net revenue	$255,839	$120,416	$509,941	$241,768
Medical Claims Expense Ratio	85%	N/A	84%	N/A
Care Margin	$39,991	$52,494	$87,750	$103,754
Adjusted EBITDA	$(38,535)	$6,939	$(67,479)	$11,778
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
Consumer and Enterprise Members

A Consumer and Enterprise member is a person who has registered with us and has paid for membership for a period of at least one year or whose membership has been sponsored by an enterprise or other third party under an agreement having a term of at least one year. Consumer and Enterprise members do not include trial memberships, our virtual only One Medical Now users, or any temporary users. Our number of Consumer and Enterprise members depends, in part, on our ability to successfully market our services directly to consumers and to employers that are not yet enterprise clients and our activation rate within existing clients. Consumer and Enterprise members may include individuals who are: (i) Medicare-eligible and (ii) have paid for a membership or whose membership has been sponsored by an enterprise or other third party. Consumer and Enterprise members do not include any At-Risk members as defined below. Consumer and Enterprise members help drive commercial revenue. As of June 30, 2022, we had 750,000 Consumer and Enterprise members.
At-Risk Members
An At-Risk member is a person for whom we are responsible for managing a range of healthcare services and associated costs. At-Risk members help drive Medicare revenue. As of June 30, 2022, we had 40,000 At-Risk members.
Members (in thousands)*

379
397
422
455
475
511
549
598
621
715
736
767
790
32
33
39
40
379
397
422
455
475
511
549
598
621
683
703
728
750
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
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
The following table provides a calculation of the Medical Claims Expense Ratio for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Medical claims expense	$108,900	$—	$213,866	$—
Capitated Revenue	$128,521	$—	$253,151	$—
Medical Claims Expense Ratio	85%	N/A	84%	N/A
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
The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Care Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Loss from operations	$(97,407)	$(42,564)	$(190,036)	$(74,945)
Sales and marketing*	23,193	10,570	45,652	23,259
General and administrative*	92,422	77,196	189,458	141,541
Depreciation and amortization	21,783	7,292	42,676	13,899
Care Margin	$39,991	$52,494	$87,750	$103,754
Care Margin as a percentage of net revenue	16%	44%	17%	43%

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
The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA, calculated as set forth above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(93,809)	$(41,287)	$(184,668)	$(80,605)
Interest income	(364)	(79)	(521)	(184)
Interest and other expense	3,682	2,842	8,801	5,685
Depreciation and amortization	21,783	7,292	42,676	13,899
Stock-based compensation	32,336	26,332	69,255	52,660
Provision for (benefit from) income taxes	(6,916)	(4,040)	(13,648)	159
Legal or advisory costs	—	11,282	547	15,567
Acquisition and integration costs	4,753	4,597	10,079	4,597
Adjusted EBITDA	$(38,535)	$6,939	$(67,479)	$11,778
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
The following table summarizes our net revenue by primary source as a percentage of net revenue. Amounts may not sum due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue:
Capitated revenue	50%	—%	50%	—%
Fee-for-service and other revenue	1%	—%	1%	—%
Total Medicare revenue	51%	—%	51%	—%
Partnership revenue	25%	47%	24%	46%
Net fee-for-service revenue	14%	36%	15%	36%
Membership revenue	10%	17%	10%	17%
Grant income	—%	—%	—%	1%
Total commercial revenue	49%	100%	49%	100%
Total net revenue	100%	100%	100%	100%
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
Interest and Other Expense
Interest and other expense consists of interest costs associated with our notes payable issued pursuant to our convertible senior notes (the “2025 Notes”). Interest and other expense also consists of remeasurement adjustment related to our indemnification asset. Upon the close of the Iora acquisition, as part of the merger agreement (the "Iora Merger Agreement"), certain shares of our common stock were placed into a third-party escrow account to satisfy any then pending and unsatisfied or unresolved claim for indemnification for any indemnifiable loss incurred by us pursuant to the indemnity provisions of the Iora Merger Agreement. The indemnification asset is subject to remeasurement at each reporting date until the shares are released from escrow, with the remeasurement adjustment reported as interest and other expense in our condensed consolidated statement of operations.
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
Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net revenue:
Medicare revenue	$131,594	51%	$—	—%	$259,016	51%	$—	—%
Commercial revenue	124,245	49%	120,416	100%	250,925	49%	241,768	100%
Total net revenue	255,839	100%	120,416	100%	509,941	100%	241,768	100%
Operating expenses:
Medical claims expense	108,900	43%	—	—%	213,866	42%	—	—%
Cost of care, exclusive of depreciation and amortization shown separately below	106,948	42%	67,922	56%	208,325	41%	138,014	57%
Sales and marketing (1)	23,193	9%	10,570	9%	45,652	9%	23,259	10%
General and administrative (1)	92,422	36%	77,196	64%	189,458	37%	141,541	59%
Depreciation and amortization	21,783	9%	7,292	6%	42,676	8%	13,899	6%
Total operating expenses	353,246	138%	162,980	135%	699,977	137%	316,713	131%
Loss from operations	(97,407)	(38)%	(42,564)	(35)%	(190,036)	(37)%	(74,945)	(31)%
Other income (expense), net:
Interest income	364	—%	79	—%	521	—%	184	—%
Interest and other expense	(3,682)	(1)%	(2,842)	(2)%	(8,801)	(2)%	(5,685)	(2)%
Total other income (expense), net	(3,318)	(1)%	(2,763)	(2)%	(8,280)	(2)%	(5,501)	(2)%
Loss before income taxes	(100,725)	(39)%	(45,327)	(38)%	(198,316)	(39)%	(80,446)	(33)%
Provision for (benefit from) income taxes	(6,916)	(3)%	(4,040)	(3)%	(13,648)	(3)%	159	—%
Net loss	$(93,809)	(37)%	$(41,287)	(34)%	$(184,668)	(36)%	$(80,605)	(33)%

(1) Includes stock-based compensation, as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)				(dollar amounts in thousands)
Sales and marketing	$1,325	1%	$964	1%	$2,268	—%	$1,987	1%
General and administrative	31,011	12%	25,368	21%	66,987	13%	50,673	21%
Total	$32,336	13%	$26,332	22%	$69,255	14%	$52,660	22%

Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net revenue:
Capitated revenue	$128,521	$—	$128,521	nm	$253,151	$—	$253,151	nm
Fee-for-service and other revenue	3,073	—	3,073	nm	5,865	—	5,865	nm
Total Medicare revenue	131,594	—	131,594	nm	259,016	—	259,016	nm
Partnership revenue	63,401	56,126	7,275	13%	124,336	111,057	13,279	12%
Net fee-for-service revenue	35,740	43,416	(7,676)	(18)%	77,254	87,878	(10,624)	(12)%
Membership revenue	25,104	20,874	4,230	20%	49,335	41,070	8,265	20%
Grant income	—	—	—	N/A	—	1,763	(1,763)	(100)%
Total commercial revenue	124,245	120,416	3,829	3%	250,925	241,768	9,157	4%
Total net revenue	$255,839	$120,416	$135,423	112%	$509,941	$241,768	$268,173	111%
nm – not meaningful

Medicare revenue increased $131.6 million for the three months ended June 30, 2022 compared to the same period in 2021. Medicare revenue increased $259.0 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was due to revenue contribution from our acquired Iora business.
Commercial revenue increased $3.8 million, or 3%, for the three months ended June 30, 2022 compared to the same period in 2021. Commercial revenue increased $9.2 million, or 4% for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase in Consumer and Enterprise members by 129,000, or 21%, from 621,000 as of June 30, 2021 to 750,000 as of June 30, 2022, partially offset by a decrease in total billable visits.
Partnership revenue increased $7.3 million, or 13%, for the three months ended June 30, 2022 compared to the same period in 2021. Partnership revenue increased $13.3 million, or 12%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily a result of new and expanded partnerships with health networks, new and expanded on-site medical services for enterprise clients and an increase in Consumer and Enterprise members, partially offset by a decrease in COVID-19 on-site testing services for employers, schools and universities during the three and six months ended June 30, 2022.
Net fee-for-service revenue decreased $7.7 million, or 18%, for the three months ended June 30, 2022 compared to the same period in 2021. Net fee-for-service revenue decreased $10.6 million, or 12%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease in total billable visits, partially offset by an increase in Consumer and Enterprise members for the three and six months ended June 30, 2022.
Membership revenue increased $4.2 million, or 20%, for the three months ended June 30, 2022 compared to the same period in 2021. Membership revenue increased $8.3 million, or 20%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase in Consumer and Enterprise members of 129,000, or 21%, from 621,000 as of June 30, 2021 to 750,000 as of June 30, 2022.

Operating Expenses
Medical claims expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Medical claims expense	$108,900	$—	$108,900	nm	$213,866	$—	$213,866	nm
Medical claims expense increased $108.9 million for the three months ended June 30, 2022 compared to the same period in 2021. Medical claims expense increased $213.9 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was due to medical claims expenses from our acquired Iora business.
Cost of Care, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$106,948	$67,922	$39,026	57%	$208,325	$138,014	$70,311	51%
The $39.0 million, or 57%, increase in cost of care, exclusive of depreciation and amortization, for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to increases in provider employee and support employee-related expenses of $32.1 million, occupancy costs of $10.1 million, and medical supply costs of $1.4 million. In addition to growth in our existing offices, we added 80 offices since June 30, 2021, bringing our total number of offices to 204 as of June 30, 2022. The cost of care and total offices in 2022 include offices from our acquired Iora business.
The $70.3 million, or 51%, increase in cost of care, exclusive of depreciation and amortization, for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to increases in provider employee and support employee-related expenses of $48.2 million, occupancy costs of $18.4 million, and medical supply costs of $2.0 million. In addition to growth in our existing offices, we added 80 offices since June 30, 2021, bringing our total number of offices to 204 as of June 30, 2022. The cost of care and total offices in 2022 include offices from our acquired Iora business.
Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 56% for the three months ended June 30, 2021 to 42% for the three months ended June 30, 2022. Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 57% for the six months ended June 30, 2021 to 41% for the six months ended June 30, 2022. The decrease was primarily due to the impact of our acquired Iora business.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Sales and marketing	$23,193	$10,570	$12,623	119%	$45,652	$23,259	$22,393	96%
Sales and marketing expenses increased $12.6 million, or 119%, for the three months ended June 30, 2022 compared to the same period in 2021. This increase was primarily due to a $7.6 million increase in advertising expenses and a $4.2 million increase in employee-related expenses. The sales and marketing expenses in 2022 includes sales and marketing expenses from our acquired Iora business.
Sales and marketing expenses increased $22.4 million, or 96%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily due to a $13.4 million increase in advertising expenses and a $7.2 million increase in employee-related expenses. The sales and marketing expenses in 2022 includes sales and marketing expenses from our acquired Iora business.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
General and administrative	$92,422	$77,196	$15,226	20%	$189,458	$141,541	$47,917	34%
The $15.2 million, or 20%, increase in general and administrative expenses for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to higher employee-related expenses of $23.0 million, as we expanded our team to support our growth, and a $2.1 million increase in enterprise software costs. The general and administrative expenses in 2022 includes general and administrative expenses from our acquired Iora business.
The $47.9 million, or 34%, increase in general and administrative expenses for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to higher employee-related expense of $48.6 million, as we expanded our team to support our growth, and a $5.2 million increase in enterprise software costs. The general and administrative expenses in 2022 includes general and administrative expenses from our acquired Iora business.
Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Depreciation and amortization	$21,783	$7,292	$14,491	199%	$42,676	$13,899	$28,777	207%
Depreciation and amortization expenses increased $14.5 million, or 199%, for the three months ended June 30, 2022 compared to the same period in 2021. Depreciation and amortization expenses increased $28.8 million, or 207%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily due to depreciation and amortization expenses recognized related to new medical offices, capitalization of software development, upgraded office software, and the Iora acquisition during the three and six months ended June 30, 2022.
Other Income (Expense)
Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Interest income	$364	$79	$285	361%	$521	$184	$337	183%
Interest income increased $0.3 million, or 361%, for the three months ended June 30, 2022 compared to the same period in 2021. Interest income increased $0.3 million, or 183% for the six months ended June 30, 2022. The increase was primarily due to higher interest yields, partially offset by higher amortization of premiums from marketable securities.
Interest and Other Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Interest and other expense	$(3,682)	$(2,842)	$(840)	30%	$(8,801)	$(5,685)	$(3,116)	55%
Interest and other expense increased $0.8 million, or 30%, for the three months ended June 30, 2022 compared to the same period in 2021. Interest and other expense increased $3.1 million, or 55%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an unrealized loss recorded for the indemnification asset recognized as a result of the Iora acquisition.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Provision for (benefit from) income taxes	$(6,916)	$(4,040)	$(2,876)	71%	$(13,648)	$159	$(13,807)	(8684)%
Benefit from income taxes increased $2.9 million from $4.0 million for the three months ended June 30, 2021 to $6.9 million for the three months ended June 30, 2022 due primarily to amortization of identified intangibles. Provision for (benefit from) income taxes increased $13.8 million from a provision of $0.2 million for the six months ended June 30, 2021 to a benefit of $13.6 million for the six months ended June 30, 2022 due primarily to amortization of identified intangibles.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily with the issuance of the 2025 Notes, our initial public offering, the sale of redeemable convertible preferred stock, and to a lesser extent, the issuance of term notes under credit facilities. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $347.6 million, compared to $501.9 million as of December 31, 2021. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, cash flows from operating activities, and access to private and public financing sources, including the interim debt financing as described below. Our principal commitments consist of the principal amount of debt outstanding from convertible senior notes due June 2025 and obligations under our operating leases for office space. We expect capital expenditures to increase in future periods to support growth initiatives in existing and new markets.
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
There have been no material changes to our material cash requirements from contractual and other obligations as of June 30, 2022 as compared to those disclosed as of December 31, 2021 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 23, 2022.

On July 20, 2022, we entered into a Merger Agreement with Amazon. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time. Outside of certain limited exceptions, we may not take, agree, resolve, announce an intention, enter into any formal or informal agreement or otherwise make a commitment to do certain actions without Amazon's consent, including, but not limited to:
•acquiring businesses and disposing of significant assets;
•incurring expenditures above specified thresholds;
•entering into material contracts;
•issuing additional equity or debt securities, or incurring additional indebtedness; and
•repurchasing shares of our outstanding common stock.

We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.
Additionally, under the Merger Agreement, Amazon has agreed to provide senior unsecured interim debt financing to us in an aggregate principal amount of up to $300.0 million to be funded in up to ten tranches of $30.0 million per month, beginning on March 20, 2023 until the earlier of the closing of the Amazon Merger and the termination of the Merger Agreement pursuant to its terms, with a maturity date of 24 months after the termination of the Merger Agreement pursuant to its terms. We will agree to certain restrictive covenants and events of default customary for transactions of this type in connection with the interim debt financing, and other terms and conditions to be set forth in definitive agreements to be entered into by the parties in connection with the financing.
Summary Statement of Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(114,878)	$13,071
Net cash (used in) provided by investing activities	(49,545)	358,126
Net cash provided by financing activities	7,082	19,050
Net (decrease) increase in cash, cash equivalents and restricted cash	$(157,341)	$390,247
Cash Flows from Operating Activities
For the six months ended June 30, 2022, our net cash used in operating activities was $114.9 million, resulting from our net loss of $184.7 million and cash used in working capital of $47.0 million, mostly offset by non-cash charges of $116.7 million. Cash used in our working capital consisted primarily of a $49.6 million increase in accounts receivable, a $13.1 million decrease in operating lease liabilities, a $2.1 million decrease in other liabilities, and a $0.5 million increase in inventory, partially offset by an increase of $5.8 million in deferred revenue, an increase of $4.7 million in accounts payable and accrued expenses, a decrease of $4.1 million in prepaid expenses and other current assets, and a decrease of $3.8 million in other assets. The changes in accounts receivable and deferred revenue are primarily due to timing of billing and cash collections from our health network partners and enterprise clients. The changes in accounts payable and accrued expenses are primarily related to timing of payments.

For the six months ended June 30, 2021, our net cash provided by operating activities was $13.1 million, resulting from net cash provided by our working capital of $16.6 million, partially offset by our net loss of $80.6 million as adjusted for non-cash charges of $77.1 million. The cash increase resulting from changes in our working capital consisted primarily of a $17.1 million increase in other liabilities, a $11.4 million decrease in accounts receivable, a $6.8 million increase in deferred revenue, a $3.2 million decrease in inventory and a $8.0 million increase in accounts payable and accrued expenses, partially offset by an increase of $21.3 million in prepaid expenses and other current assets and a decrease of $8.8 million in operating lease liabilities. The increase in prepaid expenses and other current assets is primarily due to a $6.0 million receivable from insurers related to a legal settlement recovery as described in Note 13 "Commitments and Contingencies" to our condensed consolidated financial statements. The increase in other liabilities is primarily due to a legal settlement liability of $11.5 million as described in Note 13 "Commitments and Contingencies". The changes in accounts receivable and deferred revenue are primarily due to timing of billing and cash collections from our health network partners and enterprise clients.
Cash Flows from Investing Activities
For the six months ended June 30, 2022, our net cash used in investing activities was $49.5 million, resulting primarily from purchases of marketable securities of $54.9 million, acquisition of medical practices of $10.5 million and purchases of property and equipment of $34.2 million related to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software. This was partially offset by sales and maturities of marketable securities of $50.0 million.

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
Cash Flows from Financing Activities
For the six months ended June 30, 2022, our net cash provided by financing activities was $7.1 million, resulting primarily from exercise of stock options of $5.5 million and proceeds from our employee stock purchase plan of $1.7 million.

For the six months ended June 30, 2021, our net cash provided by financing activities was $19.1 million, resulting primarily from exercise of stock options of $16.1 million and proceeds from our employee stock purchase plan of $3.0 million.
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
During the six months ended June 30, 2022, there were no significant changes to our critical accounting policies and estimates as described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 23, 2022.
Recent Accounting Pronouncements
Please see Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $184.7 million as of June 30, 2022, compared to $342.0 million as of December 31, 2021, held primarily in cash deposits and money market funds for working capital purposes.
We had marketable securities of $162.9 million as of June 30, 2022, compared to $160.0 million as of December 31, 2021, consisting of U.S. Treasury obligations, U.S. government agency securities, foreign government bonds and commercial paper. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
In May 2020, we issued the 2025 Notes which bear interest at a fixed rate of 3.0% per annum. As of June 30, 2022, the principal amount of debt outstanding from the 2025 Notes was $316.3 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2022, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risks Related to Our Proposed Transaction with Amazon

•failure to complete, or delays in completing, the proposed Amazon Merger announced on July 21, 2022, could materially and adversely affect our results of operations and our stock price; and

•uncertainty about the Amazon Merger or negative publicity related to the Amazon Merger may adversely affect relationships with our members, enterprise clients, health system partners, payers, suppliers and employees, whether or not the Amazon Merger is completed.

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

Risks Related to Our Proposed Transaction with Amazon

Failure to complete, or delays in completing, the proposed transaction with Amazon announced on July 21, 2022 could materially and adversely affect our results of operations and our stock price.

On July 20, 2022, we entered into the Merger Agreement with Amazon pursuant to which, subject to the terms and conditions of the Merger Agreement, if all of the conditions to closing are satisfied or waived, we will merge with a subsidiary of Amazon and become a wholly-owned subsidiary of Amazon. Consummation of the Amazon Merger is subject to certain closing conditions and a number of the conditions are not within our control, and may prevent, delay, or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed Amazon Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed Amazon Merger to be consummated include, but are not limited to, the following:

•we may not be able to obtain the requisite approval of our stockholders to approve the Amazon Merger and related matters;

•the Amazon Merger may be subject to certain legal restraints under U.S. antitrust law;

•we would not realize any or all of the potential benefits of the Amazon Merger, including any synergies that could result from combining our financial and proprietary resources with those of Amazon, which could have a negative effect on the price of our common stock;

•under some circumstances, we may be required to pay a termination fee to Amazon of $136.0 million;

•we will remain liable for significant transaction costs, including legal, accounting, financial advisory, and other costs relating to the Amazon Merger regardless of whether the Amazon Merger is consummated;

•we may experience negative reactions from financial markets or the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Amazon Merger will be completed;

•the attention of our management may have been diverted to the Amazon Merger;

•we could be subject to litigation related to any failure to complete the Amazon Merger;

•the potential loss of key personnel during the pendency of the Amazon Merger as employees and providers may experience uncertainty about their future roles with us following completion of the Amazon Merger;

•the potential loss of, and negative reactions from members, enterprise clients, health system partners, payers, suppliers and other partners; and

•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Amazon Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price. If the Amazon Merger is not consummated and one or more of these events occur, such as payment of termination fees to Amazon or other significant transaction costs in connection with the proposed Amazon Merger, our cash balances and our ability to service payments under our outstanding 2025 Notes and other outstanding indebtedness at that time could be materially and adversely impacted and our options for sources of financing or refinancing could be more limited than if we had not pursued the proposed Amazon Merger. See "Risks Related to Our Outstanding Notes." If the Amazon Merger is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations or cash flows.

Uncertainty about the Amazon Merger or negative publicity related to the Amazon Merger may adversely affect relationships with our members, enterprise clients, health system partners, payers, suppliers and employees, whether or not the Amazon Merger is completed.

In response to the announcement of the Amazon Merger, our existing or prospective members, enterprise clients, health system partners, payers, vendors, suppliers, landlords and other business partners may:

•delay, defer, or cease their agreements or arrangements with, or providing products or services to, us or the combined company;

•delay or defer other decisions concerning us or the combined company; or

•seek alternative relationships with third parties or otherwise seek to change the terms on which they do business with us or the combined company.

Any such delays or changes to terms could materially harm our business or, if the Amazon Merger is completed, the business of the combined company.

In addition, as a result of the Amazon Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, we may not be able to attract and retain key employees to the same extent that we have been in the past and key employees may depart because of issues relating to such uncertainty or a desire not to remain with Amazon following the completion of the Amazon Merger.

The pendency of the Amazon Merger has resulted in and may continue to result in negative publicity and other adverse public statements about us and the proposed combination. Such negative publicity or adverse public statements, may also result in investigations by regulatory authorities, legislators and law enforcement officials or in legal claims. Addressing any adverse publicity, governmental scrutiny, investigation or enforcement or other legal proceedings is time consuming and expensive and can divert the time and attention of our senior management from the day-to-day operation of our business and execution of our other strategic initiatives. Further, regardless of the factual basis for the assertions being made or the ultimate outcome of any investigation or proceeding, any negative publicity can have an adverse impact on our reputation and on the morale and performance of our employees and on our relationships with regulatory authorities. It may also have an adverse impact on our ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on our business, financial condition, and results of operations.

Losses of members, enterprise partners, health system partners, payers or other important strategic relationships from any of the events described above could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Amazon Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approvals of our stockholders and/or Amazon’s stockholders.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.

Unless and until the Merger Agreement is terminated in accordance with its terms, subject to certain specified exceptions, we are not permitted to solicit, initiate, induce or knowingly encourage or knowingly facilitate any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an alternative transaction proposal or to engage in discussions or negotiations with third parties regarding any alternative transaction proposal. Such restrictions could discourage or deter a third party that may be willing to pay more than Amazon for the outstanding capital stock of One Medical from considering or proposing such an acquisition of One Medical.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Amazon Merger, which may delay or prevent the proposed Amazon Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Amazon, Amazon's board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Amazon, or Amazon's board of directors could delay or prevent the Amazon Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition.

The ability to complete the Amazon Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Amazon Merger.

Completion of the Amazon Merger is conditioned upon, among other things, the expiration or termination of the required waiting period (and any extension thereof) applicable to the Amazon Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, or the HSR Act, and any voluntary agreement with the United States Federal Trade Commission, or the FTC, or the Department of Justice Antitrust Division, or the DOJ, not to consummate the Amazon Merger or other transactions contemplated by the Merger Agreement. In deciding whether to grant antitrust approvals, the FTC or DOJ, and other regulatory agencies will consider the effect of the Amazon Merger on competition. The FTC, DOJ, or other regulatory agencies may condition their approval of the Amazon Merger on Amazon’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Amazon’s business following the Amazon Merger. If we and Amazon agree to these requirements, limitations, costs, divestitures, or restrictions, the ability to realize the anticipated benefits of the Amazon Merger may be impaired. We cannot provide any assurance that we or Amazon will obtain the necessary approvals or that any of the requirements, limitations, costs, divestitures, or restrictions to which we might agree will not have a material adverse effect on Amazon following the Amazon Merger. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Amazon Merger.

At any time before or after consummation of the Amazon Merger, notwithstanding the termination or expiration of the waiting period under the HSR Act, the FTC or DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Amazon Merger, seeking divestiture of substantial assets of one or both of the parties, requiring the parties to license or hold separate assets or terminate existing relationships and contractual rights, or requiring the parties to agree to other remedies. At any time before or after the completion of the Amazon Merger, and notwithstanding the termination or expiration of the waiting period under the HSR Act, any state or foreign jurisdiction could take such action under the antitrust laws as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the completion of the Amazon Merger, seeking divestiture of substantial assets of one or both of the parties, requiring the parties to license or hold separate assets or terminate existing relationships and contractual rights, or requiring the parties to agree to other remedies. Private parties may also seek to take legal action under the antitrust laws under certain circumstances, including by seeking to intervene in the regulatory process or litigate to enjoin or overturn regulatory approvals, any of which actions could significantly impede or even preclude obtaining required regulatory approvals. We cannot be certain that a challenge to the Amazon Merger will not be made or that, if a challenge is made, we will prevail.

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

We are dependent on a concentrated number of third-party payers with whom we contract to provide services to At-Risk Members. Contracts with one such payer across multiple markets accounted for 28% of net revenue for the three months ended June 30, 2022. We believe that a majority of our net revenue will continue to be derived from a limited number of key payers, who may terminate their contracts with us for convenience on short-term notice, or upon the occurrence of certain events, some of which may not be within our control. The loss of any of our payer partners or the renegotiation of any of our payer contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with payers with respect to the services we provide and the terms of our payers' agreements. As the payers’

businesses respond to market dynamics, regulatory developments and financial pressures, and as payers make strategic business decisions with respect to the lines of business they pursue and programs in which they participate, certain of our payers may seek to renegotiate or terminate their agreements with us. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original payer contracts and consequently could negatively impact our net revenue, business, financial condition, results of operations and prospects.

Because we rely on a limited number of these payers for a substantial portion of our revenue, we depend on the creditworthiness of these payers. Our payers are subject to a number of risks, including reductions in payment rates from governmental programs, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of our payer partners declines, our credit risk could increase. Should one or more of our significant payer partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income. If a payer with which we contract loses its Medicare contracts with CMS, receives reduced or insufficient government reimbursement under the Medicare program, decides to discontinue its Medicare Advantage and/or commercial plans, decides to contract with another company to provide capitated care services to its patients, vertically integrates and/or acquires provider organizations and decides to directly provide care, or otherwise makes or announces an adjustment to its business or strategies, our contract with that payer could be at risk and we could lose revenue or members, and our stock price could decline.

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

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS’ risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies and, indirectly, subcontracted providers like us, capture, collect and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. This risk adjustment payment system has an indirect impact on the payments we receive from our contracted Medicare Advantage payers. Although we, and the payers with which we contract, have auditing and monitoring processes in place to collect and provide accurate risk adjustment data to CMS for these purposes, that program may not be sufficient to ensure accuracy.

If the risk adjustment data submitted by us or our payers incorrectly overstates the health risk of our patients, we might be required to return to the payer or CMS, overpayments and/or be subject to penalties or sanctions, or if the data incorrectly understates the health risk of our members, we might be underpaid for the care that it must provide to its patients, any of which could harm our reputation and have a negative impact on our results of operations and financial condition. CMS may also change the way that they measure risk and determine payment, and the impact of any such changes could harm our business.

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

A substantial portion of our net revenue consists of Capitated Revenue, which, in the case of third party payers or health insurance plans, is based on a pre-negotiated percentage of the premium that the payer receives from CMS. While there are variations specific to each agreement, we sometimes contract with payers to receive recurring PMPM revenue and assume the financial responsibility for the healthcare expenses of our patients. This type of contract is referred to as a “capitation” contract. CMS pays capitation using risk adjustment scores. See “–A significant portion of our net revenue is based on Medicare’s risk adjustment payment system and is subject to review and audit, which would result in material adjustments to our results of operations.” To the extent we encounter delays in documenting patients’ acuity or patients requiring more care than initially anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, we will not be able to increase the fee received under these capitation agreements during their then-current terms and we could suffer losses with respect to such agreements. In addition, while we maintain stop-loss insurance that helps protect us for medical claims per patient in excess of certain levels, future claims could exceed our applicable insurance coverage limits or potential increases in insurance premiums may require us to decrease our level of coverage.

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

Private third-party payers often use plan structures, such as narrow networks or tiered networks, to encourage or require members to use in-network providers. In-network providers typically provide services through private third-party payers for a lower negotiated rate or other less favorable terms. Private third-party payers generally attempt to limit the delivery of services out-of-network by requiring members to pay higher copayment, co-insurance and/or deductible amounts for out-of-network care. Additionally, private third-party payers have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disallowing the assignment of payment from members to out-of-network providers (i.e., sending payments directly to members instead of to out-of-network providers), capping or establishing out-of-network benefits payable to members that do not cover billed charges for services, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws. If we become out-of-network for payer products and networks, our business could be harmed and our revenue could be reduced because patients could stop using our services.

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

Our agreements with our enterprise clients often provide for fees based on the number of members that are covered by such clients’ programs each month, known as capitation arrangements. Certain of our enterprise clients and partners also pay us a fixed fee per year regardless of the number of registered members. The number of individuals who register as members through our enterprise clients is often affected by factors outside of our control, such as plan endorsement by the employer, member outreach and retention initiatives. Enterprise clients may also prohibit us from engaging in direct outreach with employees as potential members, or we may be unsuccessful in spreading brand awareness among employees who perceive competitors as offering better solutions and services, which would decrease growth in membership and reduce our net revenue. Increasing rates of unemployment may also result in loss of members at our enterprise clients, and economic recessions or slowdowns can result in our enterprise clients terminating their employee sponsorship arrangements with us, longer sales cycles, and reduced or limited contract sizes as enterprise clients focus on general cost reductions in the face of macroeconomic uncertainty. In addition, during periods of economic slowdown, enterprise clients may face less competition for new hires or may not need to hire as many employees and as a result, they may not need to sponsor memberships with us as a means to attract new hires. Even if the geographies in which our enterprise clients operate experience growth, it is possible that such client’s program membership could fail to grow at similar rates, if at all. If the number of members covered by one or more of such clients’ programs were to be reduced, including due to benefits reductions or layoffs during and after the COVID-19 pandemic, it would lead to a reduction of membership fees, a decrease in our net fee-for-service revenue and partnership revenue, and may also result in the enterprise client electing not to renew our contract for another year. In addition, the growth forecasts of our clients are subject to significant uncertainty, including after the COVID-19 pandemic and any prolonged ensuing economic recession, and are based on assumptions and estimates that may prove to be inaccurate. Further, historical activation rates within a given enterprise client may not be indicative of future membership levels at that enterprise client or activation rates of similarly situated enterprise clients. High activation rates (i.e., the percentage of individuals eligible for membership who are enrolled as members) do not necessarily result in increased net fee-for-service revenue and do not typically result in increased membership revenue.

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

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future and may harm our business and operations. For example, we have had to adapt our business as a result of the CARES Act and other emergency orders, laws and regulations enacted in response to the COVID-19 pandemic. We have also had to adapt our business in response to recent monkey pox outbreaks and new laws relating to abortion and reproductive rights which may impact our current healthcare practices. While some of these changes have allowed us to rapidly respond to evolving healthcare epidemics, they have also required us to adapt to new offerings, processes and procedures. We cannot assure you that such emergency orders, laws and regulations will continue to apply or that regulators or other governmental entities will agree with our interpretation of these arrangements under applicable law. The Vaccine Inquiries or any other regulatory or governmental investigations or other disputes as a result of these arrangements, or the failure of various waivers for limitations of liability or other provisions under such emergency orders, laws and regulations to apply to us could divert resources and harm our reputation, business, financial condition and results of operations.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $184.7 million, $89.4 million and $254.6 million for the six months ended June 30, 2022 and the years ended December 31, 2020 and 2021 respectively. As of June 30, 2022, we had an accumulated deficit of $802.9 million. Our net losses and accumulated deficit reflect the substantial investments we made to acquire new health network partners and members, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our enterprise client, member and provider bases, broaden the scope of our health network and other partnerships and expand our applications of technology through which members can access our services. Accordingly, we anticipate that our cost of care and other operating expenses will continue to increase in the foreseeable future. Moreover, as we sign up new At-Risk members for whom we are responsible for managing a range of healthcare services and associated costs, our medical claims expense for such members may be higher relative to the Capitated Revenue earned or any excess revenue over medical claims expense may not be enough to cover our cost of care or other operating expenses. Our efforts to scale our business and manage the health of At-Risk members may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior net losses, combined with our expected future net losses, have had and will continue to have a negative impact on our total (deficit) equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our net revenue depends in part on the number of members enrolled or patient visits, and a decrease in member utilization of our services could harm our business, financial condition and results of operations.

Historically, we have relied on patient visits for a substantial portion of our net revenue. For the six months ended June 30, 2022 and the years ended December 31, 2020 and 2021, net fee-for-service revenue accounted for 15%, 39% and 29% of our net revenue, respectively. As we develop additional digital health solutions through our mobile platform and continue providing and expanding availability of remote visits, we cannot guarantee that our members will consistently make in-office visits in addition to using our digital health solutions, particularly after the COVID-19 pandemic and as related shelter-in-place and quarantine measures and orders are relaxed or lifted. Further, it may be difficult for us to accurately forecast future patient in-office visits over time, which may vary across geographies and depend on patient demographics within a given market. In part due to the reduction of in-office visits observed due to COVID-19, we have introduced billable remote visits. We cannot predict with any certainty the number of remote billable services and their impact on our in-office visits. As remote billable services on average generate lower reimbursement than in-office visits, this may impact our operations and financial results. In addition, we will continue to rely on our reputation and recommendations from members and key enterprise clients to promote our solutions and services to potential new members. A substantial portion of our members hold subscriptions through their respective employers with which we have membership arrangements. The loss of any of our key enterprise clients, or a failure of some of them to renew or expand their arrangements with us, including due to cost-saving measures in the face of macroeconomic uncertainty, could have a significant impact on the growth rate of our revenue. Individual members may also decide not to renew their memberships due to reduced discretionary income as a result of inflationary pressures. If we are unable to attract and retain sufficient members in any given market, we may have reduced visits, which could harm our results of operations, reduce our revenue and harm our business.

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

•our proposed transaction with Amazon;

•changes in the nature or operations of our enterprise clients or the failure of our enterprise clients to adopt or maintain effective business practices;

•changes of control of our enterprise clients;

•reduced demand in particular geographies;

•shifts away from employer-sponsored health plans toward employee self-insurance;

•macroeconomic uncertainty;

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

We have experienced significant growth in our recent history. Future revenue may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow members in existing geographies, expand into new geographies, expand our service offerings and grow our health network partnerships while maintaining high quality and efficient services. We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we are expanding our strategic relationships with health network partners to build integrated delivery networks for broad access to their networks of specialists and hospitals. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. We may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. We can provide no assurances that even if our key metrics indicate future growth, we will continue to grow our revenue or to generate net income. Moreover, our continued implementation of these programs may disrupt our operations and performance. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans negatively impact our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be harmed. We also have limited experience operating our business at current scale under economic conditions characterized by high inflation or in economic recessions. We are currently operating in a more volatile inflationary environment due to macroeconomic conditions. Any future economic recessions may introduce new challenges to our business, which we may not be able to adequately anticipate and plan given our limited experience operating our business at its current scale. Certain of our longer-term strategic initiatives may also be obstructed or have unintended effects in the event of an economic recession, which we may not be able to predict.

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

If we are unable to recruit and retain providers and other healthcare professionals, our business and results of operations could be harmed and our ability to grow could be impaired. In any particular geographical location, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our members or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, provider groups and healthcare providers. We may also experience attrition in our primary care providers due to our proposed Amazon Merger.

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

We are subject, and in the future may become subject from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our members, clients or partners in connection with commercial disputes, consumer class action claims, employment claims made by our current or former employees, technology errors or omissions, medical malpractice, professional negligence or other related actions or claims inherent in the provision of healthcare services as well as other litigation matters. In particular, as we grow our base of consumer members, we may be subject to an increasing number of consumer claims, disputes and class action complaints, including ongoing claims alleging misrepresentations with respect to our membership fees. While our membership terms generally require individual arbitration, we cannot assure you that such terms will be enforced, which may result, and has resulted in the past, in costly class action litigation. Litigation may result in substantial costs, settlement and judgments and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our common stock.

Our labor costs could be negatively impacted by competition for staffing, the shortage of experienced nurses and providers and labor union activity.

The operations of our affiliated professional entities are dependent on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists and lab technicians, as well as our providers. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of nurses and providers in certain disciplines and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient volumes, which would have a corresponding negative impact on our net revenue. In addition, while none of our employees are represented by a labor union as of June 30, 2022, our employees may seek to be represented by one or more labor unions in the future. If some or all of our employees were to become unionized, it could increase labor costs, among other expenses, and may require us to adjust our employee policies and protocols. Further, labor is subject to external factors that are beyond our control, including the competitive market for skilled workers and leaders in the healthcare industry, cost inflation, the COVID-19 pandemic and workforce participation rates. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could harm our business.

In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, enhance our operating infrastructure and existing solutions and services and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2022 and the years ended December 31, 2020 and 2021, our net cash used in operating activities was $114.9 million, $4.4 million and $88.6 million, respectively. As of June 30, 2022, we had $184.7 million of cash and cash equivalents and $162.9 million of marketable securities, which are held for working capital purposes. As of June 30, 2022, we had $316.3 million aggregate principal amount of debt outstanding under our convertible senior notes issued in May 2020, or the 2025 Notes.

As of June 30, 2022, we have also deferred payroll taxes in the amount of $5.0 million and received $4.3 million in grants as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, through the Provider Relief Fund, or PRF, of the U.S. Department of Health and Human Services, or HHS, to help offset the impact of increased healthcare related expenses and lost revenues attributable to the COVID-19 pandemic. We are not required to repay this grant, provided we attest to and comply with certain terms and conditions, including the use of PRF funds for only permitted purposes and only after funds from other sources obligated to reimburse recipients have been applied. If we are unable to attest to or comply with current or future terms and conditions, our ability to retain some or all of the PRF funds received may be impacted.

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

In addition, job candidates often consider the value of the stock options or other equity-based awards they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, negatively impact our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity-based compensation may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Inflationary pressures, or stress over economic, geopolitical, or pandemic-related events such as those the global market is currently experiencing, may also result in employee attrition. Our business would be harmed if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs and the current rapidly changing environment.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could harm our business.

The Merger Agreement with Amazon provides for certain restrictions on our activities until the Effective Time or until the Merger Agreement is terminated, including restrictions on our ability to acquire any business. We may seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. For example, we recently completed our acquisition of Iora in an all-stock transaction and our stockholders incurred substantial dilution. For additional risks related to the acquisition of Iora, please refer to "—Risks Related to the Acquisition of Iora." The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We do not have a history of acquiring or investing in businesses, applications and services or technologies and may not have the experience or capabilities to successfully execute such transactions or integrate them following consummation.

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

Certain privacy, data protection and information security obligations, whether imposed by law or by clients, partners or vendors with whom we work, may require us to implement and maintain specific security and data privacy measures, industry-standard or reasonable security measures to protect our information technology systems and data, and to provide certain end-user rights in connection with their data. Our vendors, clients, partners and members may also demand that we adopt additional security or data privacy measures or make further security or data privacy investments, which may be costly and time-consuming. Such failures or breaches of our or our third-party vendors', clients' and partners' security or data privacy measures, or our or our third-party vendors’, clients' and partners' inability to effectively resolve such failures or breaches in a timely manner, could disrupt the operation of our technology and business, adversely affect customer, partner, member or investor confidence in us, result in breach of contract claims, severely damage our reputation and reduce the demand for our services. Under certain circumstances, it could also impact the availability of our mobile app or related updates on various software platforms. Applicable privacy, data protection and security information obligations may require us to notify relevant stakeholders of privacy and security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial or preventive measures. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability. Adequate insurance may not be available in the future at acceptable costs or at all and coverage disputes could also occur with our insurers. If security and privacy claims are not fully covered by insurance, they could result in substantial costs to us, which could harm our business. Insurance coverage would also not address the reputational damage that could result from a security incident. If an actual or perceived breach or inadequacy of our or our third-party vendors’ security occurs, or if we or our third-party vendors are unable to effectively resolve a breach in a timely manner, we could lose current and potential members, partners and clients, which could harm our business, results of operations, financial condition and prospects.

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

As of June 30, 2022, we are qualified to operate in, and file income tax returns in, 24 states as well as Washington, D.C. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest to the extent the Company has taxable income in prior periods may adversely impact our results of operations.

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

We do not collect sales and use and similar taxes in any states for our membership, enterprise and other service offerings based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Certain states in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. We have received, and may in the future receive additional proposed assessments or determinations that we owe back taxes, penalties and interest for sales and use and similar taxes. If we are not successful in disputing such proposed assessments, we may be required to make payments in tax assessments, penalties or interest, and may be required to collect sales and use taxes in the future. Such tax assessments, penalties and interest or future requirements may negatively impact our results of operations.

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

We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent, copyright and other intellectual property filings, which could be expensive and time-consuming. Our efforts to register certain intellectual property may be challenged by third parties or through office actions, and may not ultimately be successful or may be abandoned. While our operations are currently based in the United States, we may also be required to protect our intellectual property in foreign jurisdictions, a process that can be prolonged and costly, and one that we may choose not to pursue in every instance. We may not be able to obtain protection for our technology and even if we are successful, it is expensive to maintain intellectual property rights and the costs of defending our rights could be substantial. Moreover, these measures may not be sufficient to offer us meaningful protection or provide us with any competitive advantage. Furthermore, changes to U.S. intellectual property laws may jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection of certain inventions.

If we are unable to adequately protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed, as competitors may be able to commercialize similar offerings without having incurred the development and licensing costs that we have incurred. Any of our filed, owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, misappropriated or violated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, which could result in costly redesign efforts, business disruptions, discontinuance of some of our offerings or other competitive harm.

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

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build and maintain name recognition with the public. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build and maintain brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop or maintain brand recognition of our services or be required to expend substantial resources and expenses to rebrand. In addition, there could be potential trade name or trademark registration challenges or infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish or protect our trademarks and trade names, or if we are unable to build or maintain name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our competitive position, business, financial condition, results of operations and prospects.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

•the timing of, and our ability to close, the potential Amazon Merger, as well as changes in factors that influence and the timing or likelihood of closing the potential Amazon Merger;

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

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and are restricted by the terms in the Merger Agreement with Amazon and may be further restricted by the terms of any outstanding debt obligations. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Furthermore, the indenture governing our 2025 Notes requires us to repurchase such notes for cash if we undergo certain fundamental changes and, in certain circumstances, to increase the conversion rate for a holder of our 2025 Notes. If consummated, the Amazon Merger is expected to constitute both a "fundamental change" and a “make-whole fundamental change” (each as defined in the indenture governing the 2025 Notes). Upon the occurrence of a fundamental change, holders of the 2025 Notes may convert their 2025 Notes for a period and, subject to limited exceptions, may require us to repurchase for cash all or any portion of their

2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. With respect to a make-whole fundamental change, the $18 per share purchase price in the Amazon Merger is below the lowest stock price on the “make-whole” table included in the indenture governing the 2025 Notes and converting holders of the 2025 Notes will not receive addition conversion consideration in connection with any conversion of their 2025 Notes as a result of the make-whole fundamental change. Any delay or prevention of the consummation of the Amazon Merger or any other change of control transaction or changes in our management could cause the market price of our common stock to decline.

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
Subject to limited exceptions, holders of the 2025 Notes will have the right to require us to repurchase all or a portion of their 2025 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, as described under Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. If consummated, the Amazon Merger is expected to constitute a “fundamental change” (as defined in the indenture governing the 2025 Notes). Upon the occurrence of a fundamental change, holders of the 2025 Notes may convert their 2025 Notes for a period and, subject to limited exceptions, may require us to repurchase for cash all or any portion of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2025 Notes being converted as described under Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2025 Notes surrendered therefor or 2025 Notes being converted. In addition, our ability to repurchase the 2025 Notes or to pay cash upon conversions of the 2025 Notes may be limited by law, by regulatory authority or by agreements governing our existing or future indebtedness. Our failure to repurchase 2025 Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2025 Notes as required by the indenture would constitute a default under the indenture governing the 2025 Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2025 Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the 2025 Notes, if triggered, may adversely impact our financial condition and operating results.
In the event the conditional conversion feature of the 2025 Notes is triggered, holders of 2025 Notes will be entitled to convert the 2025 Notes at any time during specified periods at their option. If consummated, the Amazon Merger is expected to constitute a “fundamental change” (as defined in the indenture governing the 2025 Notes), permitting holders of the 2025 Notes to convert their 2025 Notes for a period. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely impact our liquidity. In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a significant reduction of our net working capital.

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
Repurchase of Shares of Company Equity Securities
None.

Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of July 20, 2022, by and among 1Life Healthcare, Inc., Amazon.com, Inc. and Negroni Merger Sub, Inc.	8-K	001-39203	2.1	7/22/2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39203	3.1	2/4/2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39203	3.2	2/4/2020
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Definition Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101).
*    Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

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

1LIFE HEALTHCARE, INC.

Date: August 3, 2022	By:	/s/ Amir Dan Rubin
Amir Dan Rubin
Chief Executive Officer and President (Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Bjorn Thaler
Bjorn Thaler
Chief Financial Officer (Principal Financial and Accounting Officer)