Form 10-Q
period 2022-09-30
1Life Healthcare Inc
filed 2022-11-02
CIK 1404123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 17, 2022, the registrant had 204,350,373 shares of common stock, $0.001 par value per share, outstanding.

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
i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$139,506	$341,971
Short-term marketable securities	127,700	111,671
Accounts receivable, net	189,279	103,498
Inventories	7,772	6,065
Prepaid expenses	28,315	28,055
Other current assets	26,225	21,767
Total current assets	518,797	613,027
Long-term marketable securities	—	48,296
Restricted cash	4,258	3,801
Property and equipment, net	212,128	193,716
Right-of-use assets	277,191	256,293
Intangible assets, net	323,251	352,158
Goodwill	1,157,308	1,147,464
Other assets	9,839	12,277
Total assets	$2,502,772	$2,627,032
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,843	$18,725
Accrued expenses	97,284	72,672
Deferred revenue, current	55,330	47,928
Operating lease liabilities, current	38,995	31,152
Other current liabilities	33,226	31,632
Total current liabilities	247,678	202,109
Operating lease liabilities, non-current	295,044	269,641
Convertible senior notes	311,250	309,844
Deferred income taxes	57,241	73,875
Deferred revenue, non-current	23,173	29,317
Other non-current liabilities	11,887	13,663
Total liabilities	946,273	898,449
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.001 par value, 1,000,000 and 1,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 196,233 and 191,722 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	196	193
Additional paid-in capital	2,472,547	2,346,781
Accumulated deficit	(914,903)	(618,198)
Accumulated other comprehensive income	(1,341)	(193)
Total stockholders' equity	1,556,499	1,728,583
Total liabilities and stockholders' equity	$2,502,772	$2,627,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue:
Medicare revenue	$133,291	$30,462	$392,307	$30,462
Commercial revenue	128,078	120,871	379,003	362,639
Total net revenue	261,369	151,333	771,310	393,101
Operating expenses:
Medical claims expense	102,216	26,085	316,082	26,085
Cost of care, exclusive of depreciation and amortization shown separately below	110,654	78,443	318,979	216,457
Sales and marketing	26,382	14,380	72,034	37,639
General and administrative	116,081	93,070	305,539	234,611
Depreciation and amortization	23,314	12,045	65,990	25,944
Total operating expenses	378,647	224,023	1,078,624	540,736
Loss from operations	(117,278)	(72,690)	(307,314)	(147,635)
Other income (expense), net:
Interest income	630	535	1,151	719
Interest and other income (expense)	76	(4,464)	(8,725)	(10,149)
Total other income (expense), net	706	(3,929)	(7,574)	(9,430)
Loss before income taxes	(116,572)	(76,619)	(314,888)	(157,065)
Provision for (benefit from) income taxes	(4,535)	1,984	(18,183)	2,143
Net loss	$(112,037)	$(78,603)	$(296,705)	$(159,208)
Net loss per share — basic and diluted	$(0.57)	$(0.51)	$(1.53)	$(1.11)
Weighted average common shares outstanding — basic and diluted	195,624	153,700	194,412	142,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(112,037)	$(78,603)	$(296,705)	$(159,208)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	190	(4)	(1,148)	(4)
Comprehensive loss	$(111,847)	$(78,607)	$(297,853)	$(159,212)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2021	191,722	$193	$2,346,781	$(618,198)	$(193)	$1,728,583
Exercise of stock options	579	1	2,234			2,235
Issuance of common stock for settlement of RSUs	442					—
Issuance of common stock in acquisition	740					—
Stock-based compensation expense			36,919			36,919
Net unrealized gain (loss) on marketable securities					(1,033)	(1,033)
Net loss				(90,859)		(90,859)
Balances at March 31, 2022	193,483	$194	$2,385,934	$(709,057)	$(1,226)	$1,675,845
Exercise of stock options	824	1	3,214			3,215
Issuance of common stock under the employee stock purchase plan	234		1,659			1,659
Issuance of common stock for settlement of RSUs	79					—
Issuance of common stock in acquisition	534	—	5,541			5,541
Stock-based compensation expense			32,336			32,336
Net unrealized gain (loss) on marketable securities					(305)	(305)
Net loss				(93,809)		(93,809)
Balances at June 30, 2022	195,154	$195	$2,428,684	$(802,866)	$(1,531)	$1,624,482
Exercise of stock options	924	1	5,367			5,368
Issuance of common stock for settlement of RSUs	155					—
Stock-based compensation expense			38,496			38,496
Net unrealized gain (loss) on marketable securities					190	190
Net loss				(112,037)		(112,037)
Balances at September 30, 2022	196,233	$196	$2,472,547	$(914,903)	$(1,341)	$1,556,499

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2020	134,472	$134	$918,118	$(369,785)	$8	$548,475
Impact of adoption of ASU 2020-06			(73,393)	6,656		(66,737)
Impact of adoption of ASC 326				(428)		(428)
Exercise of stock options	2,584	3	13,476			13,479
Issuance of common stock for settlement of RSUs	241					—
Stock-based compensation expense			26,328			26,328
Net unrealized gain (loss) on marketable securities					12	12
Net loss				(39,318)		(39,318)
Balances at March 31, 2021	137,297	$137	$884,529	$(402,875)	$20	$481,811
Exercise of stock options	353	1	2,627			2,628
Issuance of common stock under the employee stock purchase plan	107		2,972			2,972
Issuance of common stock for settlement of RSUs	17					—
Stock-based compensation expense			26,332			26,332
Net unrealized gain (loss) on marketable securities					(12)	(12)
Net loss				(41,287)		(41,287)
Balances at June 30, 2021	137,774	$138	$916,460	$(444,162)	$8	$472,444
Exercise of stock options	647	1	3,355			3,356
Issuance of common stock for settlement of RSUs	16					—
Issuance of common stock in acquisition	53,583	53	1,313,259			1,313,312
Equity awards assumed in acquisition			48,643			48,643
Stock-based compensation expense			28,534			28,534
Net unrealized gain (loss) on marketable securities					(4)	(4)
Net loss				(78,603)		(78,603)
Balances at September 30, 2021	192,020	$192	$2,310,251	$(522,765)	$4	$1,787,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(296,705)	$(159,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	(346)	551
Depreciation and amortization	65,990	25,944
Amortization of debt discount and issuance costs	1,406	1,406
Accretion of discounts and amortization of premiums on marketable securities, net	1,025	802
Reduction of operating lease right-of-use assets	24,942	14,312
Stock-based compensation	107,751	81,194
Deferred income taxes	(16,634)	2,143
Other non-cash items	827	692
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(85,079)	(10,639)
Inventories	(1,682)	398
Prepaid expenses and other current assets	3,606	(19,833)
Other assets	1,471	1,293
Accounts payable	7,049	144
Accrued expenses	25,232	31,560
Deferred revenue	877	6,261
Operating lease liabilities	(21,776)	(14,193)
Other liabilities	2,364	21,841
Net cash used in operating activities	(179,682)	(15,332)
Cash flows from investing activities:
Purchases of property and equipment, net	(54,801)	(43,893)
Purchases of marketable securities	(54,906)	(79,984)
Proceeds from sales and maturities of marketable securities	85,000	528,965
Acquisitions of businesses, net of cash and restricted cash acquired	(10,360)	(23,257)
Issuance of note receivable	—	(30,000)
Net cash (used in) provided by investing activities	(35,067)	351,831
Cash flows from financing activities:
Proceeds from the exercise of stock options	10,818	19,463
Proceeds from employee stock purchase plan	1,659	2,972
Payment of principal portion of finance lease liability	(38)	(43)
Payment received from acquisition related contingently returnable consideration	500	—
Net cash provided by financing activities	12,939	22,392
Net (decrease) increase in cash, cash equivalents and restricted cash	(201,810)	358,891
Cash, cash equivalents and restricted cash at beginning of period	346,054	115,005
Cash, cash equivalents and restricted cash at end of period	$144,244	$473,896
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$6,690	$8,860
Equity consideration for business acquisition	$5,541	$1,361,955

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
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”), which we recognized as Grant income during the nine months ended September 30, 2021. The Company did not receive any income grant from the HHS for the three and nine months ended September 30, 2022. See Note 5, "Revenue Recognition".
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
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	September 30,	December 31,	September 30,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$139,506	$341,971	$469,813	$112,975
Restricted cash, current (included in other current assets)	480	282	119	119
Restricted cash, non-current	4,258	3,801	3,964	1,911
Total cash, cash equivalents, and restricted cash	$144,244	$346,054	$473,896	$115,005
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
The table below presents the customers or payers that individually represented 10% or more of the Company’s accounts receivable, net balance as of September 30, 2022 and December 31, 2021.

	September 30,	December 31,
	2022	2021
Customer F	44%	38%
Customer I	20%	23%
The table below presents the customers or payers that individually represented 10% or more of the Company’s net revenue for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	*	*	*	11%
Customer F	*	*	*	11%
Customer I	29%	13%	28%	*
Customer J	15%	*	16%	*
* Represents percentages below 10% of the Company’s net revenue in the period.
2.Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” in Item 15 of its Form 10-K for the fiscal year ended December 31, 2021.
Recently Adopted Pronouncements as of September 30, 2022
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted the standard on January 1, 2022 on a prospective basis. The adoption did not have a material impact to the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2022
There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to the Company as of September 30, 2022.
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
The contractual arrangement to provide management services allows 1Life, Iora Health or Iora Senior Health to direct the economic activities that most significantly affect the PCs. Accordingly, 1Life, Iora Health or Iora Senior Health is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support 1Life, Iora Health or Iora Senior Health provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the assets and liabilities included in the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $216,645 and $116,615, respectively, as of September 30, 2022 and $129,474 and $115,744, respectively, as of December 31, 2021.
4.Fair Value Measurements and Investments
Fair Value Measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$66,535	$—	$—	$66,535
Short-term marketable securities:
U.S. Treasury obligations	104,205	—	—	104,205
Commercial paper	—	23,495	—	23,495
Total financial assets	$170,740	$23,495	$—	$194,235

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$315,817	$—	$—	$315,817
Short-term marketable securities:
U.S. Treasury obligations	58,232	—	—	58,232
Foreign government bonds	—	5,012	—	5,012
Commercial paper	—	48,427	—	48,427
Long-term marketable securities:
U.S. Treasury obligations	48,296	—	—	48,296
Total financial assets	$422,345	$53,439	$—	$475,784
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
During the three and nine months ended September 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Convertible Senior Notes
The Company has $316,250 aggregate principal amount outstanding of 3.0% convertible senior notes due in 2025 (the “2025 Notes”). See Note 9, “Convertible Senior Notes” for details.
The fair value of the 2025 Notes was $307,256 and $288,461 as of September 30, 2022 and December 31, 2021, respectively. The fair value was determined based on the closing trading price of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 measurement as they are not actively traded.
Investments
At September 30, 2022 and December 31, 2021, the Company’s cash equivalents and marketable securities were as follows:

	September 30, 2022
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$66,535	$—	$66,535
Total cash equivalents	66,535	—	66,535
Short-term marketable securities:
U.S. Treasury obligations	105,546	(1,341)	104,205
Commercial paper	23,495	—	23,495
Total short-term marketable securities	129,041	(1,341)	127,700
Total cash equivalents and marketable securities	$195,576	$(1,341)	$194,235

	December 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$315,817	$—	$315,817
Total cash equivalents	315,817	—	315,817
Short-term marketable securities:
U.S. Treasury obligations	58,293	(61)	58,232
Foreign government bonds	5,013	(1)	5,012
Commercial paper	48,427	—	48,427
Total short-term marketable securities	111,733	(62)	111,671
Long-term marketable securities:
U.S. Treasury obligations	48,427	(131)	48,296
Total cash equivalents and marketable securities	$475,977	$(193)	$475,784

5.Revenue Recognition
The following table summarizes the Company’s net revenue by primary source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue:
Capitated revenue	$130,811	$29,872	$383,962	$29,872
Fee-for-service and other revenue	2,480	590	8,345	590
Total Medicare revenue	133,291	30,462	392,307	30,462
Partnership revenue	66,173	54,547	190,509	165,604
Net fee-for-service revenue	35,797	44,835	113,051	132,713
Membership revenue	26,108	21,489	75,443	62,559
Grant income	—	—	—	1,763
Total commercial revenue	128,078	120,871	379,003	362,639
Total net revenue	$261,369	$151,333	$771,310	$393,101
Net fee-for-service revenue (previously reported as net patient service revenue) is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. The following table summarizes net fee-for-service revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net fee-for-service revenue:
Commercial and government third-party payers	$31,797	$40,987	$99,525	$122,830
Patients, including self-pay, insurance co-pays and deductibles	4,000	3,848	13,526	9,883
Net fee-for-service revenue	$35,797	$44,835	$113,051	$132,713
The CARES Act was enacted on March 27, 2020 to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant of $1,763 from the Provider Relief Fund administered by the Health and Human Services ("HHS") during the nine months ended September 30, 2021. The Company did not receive any income grants from the HHS for the three and nine months ended September 30, 2022. Management has concluded that the Company met conditions of the grant funds and has recognized it as Grant income for the nine months ended September 30, 2021.
During the three and nine months ended September 30, 2022, the Company recognized revenue of $24,963 and $42,953, which was included in the beginning deferred revenue balances as of July 1, 2022 and January 1, 2022, respectively. During the three and nine months ended September 30, 2021, the Company recognized revenue of $19,116 and $32,330, which was included in the beginning deferred revenue balances as of July 1, 2021 and January 1, 2021, respectively.
As of September 30, 2022, a total of $4,918 is included within deferred revenue related to variable consideration, of which $3,783 is classified as non-current as it will not be recognized within the next twelve months. The estimate of variable consideration is based on the Company’s assessment of historical, current, and forecasted performance.

As summarized in the table below, the Company recorded contract assets and deferred revenue as a result of timing differences between the Company’s performance and the customer’s payment.

	September 30,	December 31,
	2022	2021
Balances from contracts with customers:
Capitated accounts receivable, net	$47,451	$23,903
All other accounts receivable, net	141,828	79,595
Contract asset (included in other current assets)	1,655	458
Deferred revenue	$78,503	$77,245
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
The capitated accounts receivable and payable are recorded at the contract level and consist of the Company’s Capitated Revenue attributed from enrolled At-Risk members less actual paid medical claims expense. If the Capitated Revenue exceeds the actual medical claims expense at the end of the reporting period, such surplus is recorded as capitated accounts receivable within accounts receivable, net in the condensed consolidated balance sheets. If the actual medical claims expense exceeds the Capitated Revenue, such deficit is recorded as capitated accounts payable within other current liabilities in the condensed consolidated balance sheets. As of September 30, 2022, the Company has capitated accounts receivable, net, of $47,451 and capitated accounts payable, net, of $3,981, representing amounts due from and to Medicare Advantage payers and CMS in At-Risk arrangements, respectively.
The capitated accounts receivable and payable are presented net of IBNR claims liability and other adjustments. There were no significant prior period adjustments or changes to the assumptions used in estimating the IBNR claims liability as of September 30, 2022. The Company believes the amounts accrued to cover IBNR claims as of September 30, 2022 are adequate.
Components of capitated accounts receivable, net is summarized below:

	September 30,	December 31,
	2022	2021
Capitated accounts receivable	$108,630	$56,384
IBNR claims liability	(53,496)	(32,320)
Other adjustments	(7,683)	(161)
Capitated accounts receivable, net	$47,451	$23,903

Components of capitated accounts payable, net is summarized below:

	September 30,	December 31,
	2022	2021
Capitated accounts (receivable), payable	$(10,359)	$5,483
IBNR claims liability	16,914	1,438
Other adjustments	(2,574)	299
Capitated accounts payable, net	$3,981	$7,220
Activity in IBNR claims liability from December 31, 2021 through September 30, 2022 is summarized below:

Amount
Balance as of December 31, 2021	$33,078
Incurred related to:
Current period	318,111
Prior periods	(2,029)
316,082
Paid related to:
Current period	(250,253)
Prior periods	(28,497)
(278,750)
Balance as of September 30, 2022	$70,410
The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company’s remaining performance obligation as of September 30, 2022, is expected to be recognized as follows:

	Less than or equal to 12 months	Greater than 12 months	Total
As of September 30, 2022	$15,017	$23,605	$38,622
6.Leases
Most leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 7 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of September 30, 2022. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.
Certain of the Company’s furniture and fixtures and lab equipment are held under finance leases. Finance-lease-related assets are included in property and equipment, net in the condensed consolidated balance sheets and are immaterial as of September 30, 2022.
The components of operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$14,471	$9,510	$41,084	$24,699
Variable lease costs	2,885	1,676	7,381	4,209
Total lease costs	$17,356	$11,186	$48,465	$28,908

Other information related to leases was as follows:
Supplemental Cash Flow Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,738	$9,459	$38,202	$25,287

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$13,114	$90,076	$45,840	$125,498
Lease Term and Discount Rate

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term (in years)	7.84	8.02
Weighted-average discount rate	6.69%	6.55%
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
Future minimum lease payments under non-cancellable operating leases as of September 30, 2022 were as follows (excluding the effect of lease incentives to be received that are recorded in other current assets of $16,607 which serve to reduce total lease payments):

September 30, 2022
Remainder of 2022	$14,685
2023	60,773
2024	59,218
2025	55,019
2026	51,314
Thereafter	194,792
Total lease payments	435,801
Less: interest	(101,762)
Total lease liabilities	$334,039

7.Business Combinations
Acquisition of Iora

On September 1, 2021 ("Acquisition Date"), 1Life acquired all outstanding equity and capital stock of Iora Health, a human-centered, value-based primary care group with built-for-purpose technology focused on serving the Medicare population, for an aggregate purchase consideration of $1,424,836, which was paid through the issuance of 1Life common shares with a fair value of $1,313,312, in part by cash of $62,881, and in part by stock options of Iora assumed by 1Life towards pre-combination services of $48,643. The final purchase price allocations resulted in $1,118,456 of goodwill and $363,031 of acquired identifiable intangible assets related to Iora trade name and contracts in existing geographies valued using the income method. Subsequent to the Acquisition Date, the Company recorded $258 and $1,827 to goodwill during the measurement period for the three and nine months ended September 30, 2022. Goodwill recorded in the acquisition is not expected to be deductible for tax purposes. Goodwill was primarily attributable to the planned growth in new geographies, synergies expected to be achieved in the combined operations of 1Life and Iora, and assembled workforce of Iora.
The acquisition expanded the Company's reach to become a premier national human-centered, technology-powered, value-based primary care platform across all age groups. The acquisition allows the Company to participate in At-Risk arrangements with Medicare Advantage payers and CMS, in which the Company is responsible for managing a range of healthcare services and associated costs of its members.
Final Purchase Price Allocation
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

The following table presents the final purchase price allocation recorded in the Company's unaudited condensed consolidated balance sheet as of the Acquisition Date, which reflects measurement period adjustments as further described below:

Cash and cash equivalents acquired	$17,808
Accounts receivable, net	20,166
Prepaid expenses and other current assets	3,043
Restricted cash	2,069
Property and equipment, net	29,565
Right-of-use assets	70,249
Intangible assets, net	363,031
Other assets (1)	7,405
Total assets	513,336
Accounts payable	1,974
Accrued expenses	10,077
Deferred revenue, current	5,989
Operating lease liabilities, current	6,617
Operating lease liabilities, non-current	63,558
Deferred revenue, non-current	24,316
Deferred income taxes	80,537
Other non-current liabilities (1)	13,888
Total liabilities	206,956
Net assets acquired	306,380
Merger consideration	1,424,836
Estimated goodwill attributable to merger	$1,118,456
(1) Included in the other assets was an escrow asset of $4,450 related to 1Life common stock held by a third-party escrow agent to be released to the former stockholders of Iora, less any amounts that would be necessary to satisfy any then pending and unsatisfied or unresolved claim for indemnification for any 1Life indemnifiable loss pursuant to the indemnity provisions of the Iora Merger Agreement. A corresponding indemnification liability of $9,600 was recorded in other non-current liabilities in the Company's unaudited condensed consolidated balance sheet. During the nine months ended September 30, 2022, a reduction in escrow asset and indemnification liability of $1,013 and $3,383, respectively was recorded as part of the measurement period adjustment. The indemnification asset is subject to remeasurement at each reporting date due to changes to the underlying value of the escrow shares until the shares are released from escrow, with the remeasurement adjustment reported in the Company's condensed consolidated statement of operations as interest and other income (expense). During the three months ended September 30, 2022, the fair value of the escrow asset had increased and the unrealized gain recorded was $2,416. During the nine months ended September 30, 2022, the fair value of the escrow asset had declined and the unrealized loss recorded was $702. The unrealized gain or loss was reported in the Company's condensed consolidated statement of operations as interest and other income (expense).
The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the estimates of fair values, which were determined primarily using the income method based on estimates and assumptions made by management at the time of the Iora acquisition and during the measurement period. Any adjustments to the preliminary purchase price allocation identified during the measurement period have been recognized in the period in which the adjustments were determined.
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
The table below reflects the impact of material adjustments to the unaudited pro forma results for the three and nine months ended September 30, 2021 that are directly attributable to the acquisition:

	Three Months Ended September 30,	Nine Months Ended September 30,
Material Adjustments	2021	2021
(Decrease) / increase to expense as result of transaction costs	$(46,243)	$(51,433)
(Decrease) / increase to expense as result of amortization and depreciation expenses	7,680	30,757
(Decrease) / increase to expense as a result of stock-based compensation costs	381	1,686
(Decrease) / increase to expense as result of changes in tax effects	$(2,012)	$(10,065)
The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our condensed consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2020 or the results of our future operations of the combined businesses.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Revenue	$216,115	$604,408
Net Loss	$(54,435)	$(191,560)

Other Acquisitions
On April 14, 2022, the Company completed an acquisition for an aggregate purchase consideration of $17,263. The aggregate purchase consideration consisted of cash of $10,847, the issuance of 1Life common shares with a fair value of $5,541 and contingent consideration with a fair value of $875. The remaining purchase consideration consisted of the assumption of cash. The acquisition was accounted for as a business combination. The Company does not consider this acquisition to be material to the Company’s condensed consolidated financial statements. The purchase price allocation resulted in $11,709 of goodwill and $4,200 of acquired identifiable intangible assets related to customer relationships valued using the income approach. Intangible assets are being amortized over the useful lives of nine years. Acquisition-related costs were immaterial and were expensed as incurred in the condensed consolidated statements of operations. Subsequent to the acquisition, the Company recorded $91 to goodwill for an adjustment of consideration transferred and $38 during the measurement period for the three months ended September 30, 2022. Goodwill recorded in the acquisition is not expected to be deductible for tax purposes.
In 2021, the Company completed three other acquisitions for $9,908 of total cash consideration. The acquisitions were each accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in aggregate, to the Company’s condensed consolidated financial statements. The purchase price allocations resulted in $5,880 of goodwill and $3,921 of acquired identifiable intangible assets related to customer relationships valued using the income method. Intangible assets are being amortized over their respective useful lives of three or seven years. Acquisition-related costs were immaterial and were expensed as incurred in the condensed consolidated statements of operations. During the three months ended September 30, 2022 the Company received $847 of contingently returnable consideration from one of its acquirees.
8.Goodwill and Intangible Assets
Goodwill
In the second quarter of 2022, broadly in line with the stock market declines, the Company’s common stock declined significantly and dropped below its equity book value, which triggered a goodwill impairment analysis under FASB Topic 350 Intangibles – Goodwill and Other. For the purposes of the impairment analysis, goodwill is tested at the entity level as the Company has only one reporting unit. In determining the fair value of the reporting unit, the Company uses a combination of the income approach and the market approach, with each method weighted equally. Under the income approach, fair value is determined based on our estimates of future after-tax cash flows, discounted using the appropriate weighted average cost of capital. Under the market approach, the fair value is derived based on the valuation multiples of comparable publicly traded companies. As of June 30, 2022, the fair value of the reporting unit significantly exceeded its net book value and there was no impairment charge recorded.
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
During the three months ended September 30, 2022, the average trading price of the Company's stock was substantially higher than the net book value of equity as of September 30, 2022, As a result, there is no triggering event of the Company's reporting unit for goodwill impairment assessment during the three months ended September 30, 2022.
Goodwill balances as of September 30, 2022 and December 31, 2021 were as follows:

Goodwill
Balance as of December 31, 2021	$1,147,464
Goodwill recorded in connection with acquisition	11,709
Measurement period adjustments	(1,865)
Balance as of September 30, 2022	$1,157,308
Intangible Assets
The following summarizes the Company’s intangible assets and accumulated amortization as of September 30, 2022:

	September 30, 2022
	Original Cost	Accumulated Amortization	Net Book Value

Medicare Advantage contracts - existing geographies	$298,000	$(35,870)	$262,130
CMS Direct Contracting contract - existing geographies	52,000	(6,259)	45,741
Trade name: Iora	13,031	(4,706)	8,325
Customer relationships	8,121	(1,066)	7,055
Total intangible assets	$371,152	$(47,901)	$323,251
The following summarizes the Company’s intangible assets and accumulated amortization as of December 31, 2021:

	December 31, 2021
	Original Cost	Accumulated Amortization	Net Book Value

Medicare Advantage contracts - existing geographies	$298,000	$(11,037)	$286,963
CMS Direct Contracting contract - existing geographies	52,000	(1,926)	50,074
Trade name: Iora	13,031	(1,448)	11,583
Customer relationships	3,921	(383)	3,538
Total intangible assets	$366,952	$(14,794)	$352,158

The Company recorded amortization expense of intangible assets of $11,074 and $33,107 for the three and nine months ended September 30, 2022, respectively. The Company recorded amortization expense of intangible assets of $3,747 and $3,835 for the three and nine months ended September 30, 2021, respectively.
Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
As of September 30, 2022, estimated future amortization expense related to intangible assets were as follows:

September 30, 2022
Remainder of 2022	$11,074
2023	44,297
2024	42,819
2025	39,880
2026	39,880
Thereafter	145,301
Total	$323,251

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
In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such a corporate event in certain circumstances. The Company may not redeem the 2025 Notes prior to June 20, 2023. The Company may redeem for cash all or any portion of the 2025 Notes, at the Company’s option, on or after June 20, 2023 and prior to March 15, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. During the three months ended September 30, 2022, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of September 30, 2022 and are classified in long term liabilities in the condensed consolidated balance sheet.
The Company incurred issuance costs of $9,374 and amortizes the issuance costs to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 0.65%.

The net carrying amount of the 2025 Notes was as follows:

	September 30,	December 31,
	2022	2021
Liabilities:
Principal	$316,250	$316,250
Unamortized issuance costs	(5,000)	(6,406)
Net carrying amount	$311,250	$309,844

The following table sets forth the interest expense recognized related to the 2025 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$2,372	$2,372	$7,116	$7,116
Amortization of issuance costs	469	469	1,406	1,406
Total interest expense related to the 2025 Notes	$2,841	$2,841	$8,522	$8,522

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
At September 30, 2022, 4,068 shares were available for future grants.
2020 Employee Stock Purchase Plan
In January 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement for the Company’s IPO in January 2020. The ESPP provides for separate six-month offering periods beginning on May 16 and November 16 of each year. At September 30, 2022, 7,046 shares were available for future issuance. The stock-based compensation expense recognized for the ESPP was $255 and $857 during the three and nine months ended September 30, 2022 and $530 and $1,742 during the three and nine months ended September 30, 2021, respectively.

Stock Options
The following table summarizes stock option activity under the Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	28,312	$19.32	7.57	$192,955
Granted	1,819	12.11
Exercised	(2,327)	4.65
Canceled	(728)	13.87
Outstanding as of September 30, 2022	27,076	$20.25	7.07	$161,677

Options exercisable as of September 30, 2022	12,223	$6.73	5.73	$134,932
Options vested and expected to vest as of September 30, 2022	17,409	$9.09	6.42	$157,576
At September 30, 2022 and 2021, there was $15,081 and $22,010, respectively, in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.5 and 1.7 years, respectively.
The fair value of stock option grants with service-based vesting conditions was $11,598 for the three and nine months ended September 30, 2022, and $67,507 and $79,725, respectively, for the three and nine months ended September 30, 2021.
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
As of September 30, 2022, no stock price milestones have been achieved. Consequently, no shares subject to the Performance Stock Option have vested as of the date of this filing. The entire 8,645 shares granted are excluded from options vested and expected to vest from the options activity table presented above.
The Company will recognize aggregate stock-based compensation expense of $197,469 over the derived service period of each tranche using the accelerated attribution method as long as the service-based vesting conditions are satisfied. If the market conditions are achieved sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company recorded stock-based compensation expense of $13,630 and $41,380 related to the award for the three and nine months ended September 30, 2022 and $15,089 and $44,939 for the three and nine months ended September 30, 2021, which were included in general and administrative on the condensed consolidated statements of operations. Unamortized stock-based compensation expense related to the award was $95,572 and $152,040 as of September 30, 2022 and 2021, respectively.
Restricted Stock Units
The following table summarizes restricted stock unit activity under the 2020 Plan:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding as of December 31, 2021	3,249	$27.90
Granted	12,355	11.53
Vested	(676)	30.13
Canceled and forfeited	(1,119)	16.38
Unvested and outstanding as of September 30, 2022	13,809	$14.08
Stock-Based Compensation Expense
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and marketing	$1,706	$884	$3,974	$2,871
General and administrative	36,790	27,650	103,777	78,323
Total	$38,496	$28,534	$107,751	$81,194
A tax benefit of $2,968 and $5,703 for the three and nine months ended September 30, 2022, respectively, and $1,181 and $33,823 for the three and nine months ended September 30, 2021, respectively, was included in the Company’s net operating loss carry-forward that could potentially reduce future tax liabilities.

11.Income Taxes
The Company recorded an income tax benefit of $4,535 and an income tax provision of $1,984 for the three months ended September 30, 2022 and 2021, respectively. This represents an effective tax rate of 3.9% and (2.6)%, respectively. The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of

September 30, 2022, the Company maintains a full valuation allowance against its net deferred tax assets. Amortization of book identified intangibles from the Iora acquisition resulted in a decrease to deferred tax liabilities; the associated income tax benefit during the period was $2,959. The effective tax rate differs in 2022 from the federal statutory rate due to the change in need for valuation allowance and amortization of identified intangibles. The effective tax rate differs in 2021 from the federal statutory rate due to increased taxable income in profitable entities and the change in need for valuation allowance.
12.Net Loss Per Share
Basic and diluted net loss per share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(112,037)	$(78,603)	$(296,705)	$(159,208)
Denominator:
Weighted average common shares outstanding — basic and diluted	195,624	153,700	194,412	142,990
Net loss per share — basic and diluted	$(0.57)	$(0.51)	$(1.53)	$(1.11)
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

	As of September 30,
	2022	2021
Options to purchase common stock	27,076	28,040
Unvested restricted stock	13,807	2,535
2025 Notes (1)	7,117	7,117
Shares held in special indemnity escrow account in connection with Iora acquisition	405	405
	48,405	38,097
(1) During the three months ended September 30, 2022, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of September 30, 2022.

13.Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 30, 2022 and December 31, 2021, the Company has not incurred any material costs as a result of such indemnifications.

Legal Matters
In May 2018, a class action complaint was filed by two former members against the Company in the Superior Court of California for the County of San Francisco, or the Court, alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF, in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. Following certain trial court proceedings and certain appeals, arbitration proceedings, and court-ordered mediation proceedings, in June 2021, the parties filed a joint notice of settlement and request for stay before the appellate court in light of reaching a settlement in principle. The parties later executed a class action settlement agreement and release effective June 30, 2021, which requires trial court approval. A preliminary class settlement approval hearing was scheduled to take place in August 2021, but the trial court requested supplemental briefing and vacated the previously scheduled hearing. Plaintiffs filed their supplemental brief and supporting documents on October 12, 2021. The trial court granted the motion for preliminary approval on November 12, 2021. Pursuant to the terms of the settlement and the trial court’s order, the class notice phase took place in late February 2022. The final approval hearing for the settlement was held on July 25, 2022. On July 26, 2022, the court granted the motion for final approval of the class action settlement. No appeals were filed. A compliance hearing is currently scheduled for March 2, 2023.
The settlement amount of $11,500 was recorded as other current liabilities in the condensed consolidated balance sheets as of December 31, 2021. The Company's insurers committed to pay $5,950 towards the settlement amount. The settlement amount, net of expected insurance recovery, of which $5,550 was recorded as general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2021. The settlement fund was funded on October 3, 2022 and initial distribution of the settlement fund to recipients is expected to occur in 2022, with redistribution continuing into 2023. There was no material change to the liability amount or any incremental expenses incurred during the three and nine months ended September 30, 2022.
Between August 10, 2022, and August 31, 2022, seven complaints were filed in federal court by purported stockholders of 1Life regarding the Amazon Merger. The aforementioned seven complaints are collectively referred to as the “Complaints.” The Complaints name as defendants 1Life and each member of the Board, collectively referred to as the “1Life Defendants.” The Complaints alleged violations of Section 14(a) of the Exchange Act against all 1Life Defendants and alleged violations of Section 20(a) of the Exchange Act against the members of the Board in connection with disclosures made by the 1Life Defendants related to the Merger. The Complaints sought, among other relief, (i) injunctive relief preventing the consummation of the Merger unless the 1Life Defendants disclosed certain information requested by the plaintiffs, (ii) rescission and/or rescissory damages in the event the Merger was consummated, and (iii) an award of plaintiffs’ expenses and attorneys’ fees. As of September 30, 2022, all seven of the Complaints had been voluntarily dismissed.
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

14.Related Party Transactions
Certain of the Company’s investors are also affiliated with customers of the Company. Revenue recognized under contractual obligations from such customers was immaterial for the three and nine months ended September 30, 2022 and September 30, 2021, respectively. The outstanding receivable balance from such customers was immaterial as of September 30, 2022 and December 31, 2021, respectively.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risk, uncertainties and assumptions. Our results of operations include the results of operations of Iora since the close of our acquisition on September 1, 2021. Our actual results may differ materially from management’s expectations and those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to timely and successfully achieve the anticipated benefits and potential synergies of our acquisition of Iora Health, Inc. and the continuing impact of the COVID-19 pandemic, societal and governmental responses and macroeconomic challenges and uncertainties, including inflationary pressures, as well as those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In addition, this Quarterly Report includes forward-looking statements about the occurrence of any event, change, or other circumstance that could delay or prevent closing of the proposed Amazon Merger or give rise to the termination of the Merger Agreement pertaining to the Amazon Merger. The forward-looking statements contained herein do not assume the consummation of the proposed transaction with Amazon unless specifically stated otherwise.
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
Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. As of September 30, 2022, we have grown to approximately 815,000 total members including 775,000 Consumer and Enterprise members and 40,000 At-Risk members, 214 medical offices in 26 markets, and have greater than 8,500 enterprise clients across the United States.

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
Our Business Model
Our business is driven by growth in Consumer and Enterprise members, and At-Risk members (see also "Key Metrics and Non-GAAP Financial Measures"). We have developed a modernized membership model based on direct consumer enrollment and third-party sponsorship. Our membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered by most health care payers. Consumer and Enterprise members join either individually as consumers by paying an annual membership fee or are sponsored by a third party. At-Risk members are members for whom we are responsible for managing a range of healthcare services and associated costs. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging. Our in-office care is delivered in our medical offices, and as of September 30, 2022, we had 214 medical offices, compared to 177 medical offices as of September 30, 2021.
We derive net revenue, consisting of Medicare revenue and commercial revenue, from multiple stakeholders, including consumers, employers and health networks such as health systems and government and private payers.
Medicare Revenue
Medicare revenue consists of (i) Capitated Revenue and (ii) fee-for-service and other revenue that is not generated from Consumer and Enterprise members.
We generate Capitated Revenue from At-Risk arrangements with Medicare Advantage payers and CMS. Under these At-Risk arrangements, we generally receive capitated payments, consisting of each eligible member’s risk adjusted health care premium per member per month ("PMPM"), for managing a range of healthcare services and associated costs for such members. The risk adjusted health care premium PMPM is determined by payers and based on a variety of patients' factors such as age and demographic benchmarks, and further adjusted to reflect the underlying complexity of a member’s health conditions. These fees give us revenue economics that are contractually recurring in nature for a majority of our Medicare revenue. Capitated Revenue represents 98% of Medicare revenue and 50% of total net revenue, respectively, for the three months ended September 30, 2022 and 98% and 20% for the three months ended September 30, 2021.
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
We generate our membership revenue through the annual membership fees charged to either consumer members or enterprise clients, as well as fees paid for our One Medical Now service offering. As of September 30, 2022, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.
Our membership fee revenue and partnership revenue are contractual and, with the exception of our COVID-19 on-site testing services, generally recurring in nature. Membership revenue and partnership revenue as a percentage of commercial revenue was 72% and 63% for each of the three months ended September 30, 2022 and 2021, respectively. Membership revenue and partnership revenue as a percentage of total net revenue was 35% and 50% for the three months ended September 30, 2022 and 2021, respectively.
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
•Components of Revenue. Our ability to maintain or improve pricing levels for our memberships and the pricing under our contracts with health networks will also impact our total revenue. As of September 30, 2022, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month. In geographies where our health network partners pay us on a PMPM basis for Consumer and Enterprise members, to the extent that the PMPM rate changes, our partnership revenue will change. Similarly, if the largely fixed price or number of employees covered by fixed price per employee arrangements change or the number of COVID-19 on-site tests or vaccinations changes, our partnership revenue will also change. Our net fee-for-service revenue is dependent on (i) our billing rates and third-party payer contracted rates through agreements with health networks, (ii) the mix of members who are commercially insured and (iii) the nature and frequency of visits. Our net fee-for-service revenue may also change based on the services we provide to commercially insured Other Patients as defined in "Key Metrics and Non-GAAP Financial Measures" below. Our Medicare revenue is dependent on (i) the percentage of members in At-Risk contracts, (ii) our contracted percentage of premium, (iii) our ability to accurately document the acuity of our At-Risk members, and (iv) the services we provide to Other Patients who are Medicare participants. In the future, we may add additional services for which we may charge in a variety of ways. To the extent the net amounts we charge our members, patients, partners, payers and clients change, our net revenue will also change.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands except for members)		(in thousands except for members)
Members (as of the end of the period)
Consumer and Enterprise	775,000	683,000	775,000	683,000
At-Risk	40,000	32,000	40,000	32,000
Total	815,000	715,000	815,000	715,000
Net revenue	$261,369	$151,333	$771,310	$393,101
Medical Claims Expense Ratio	78%	87%	82%	87%
Care Margin	$48,499	$46,805	$136,249	$150,559
Adjusted EBITDA	$(39,755)	$(6,074)	$(107,234)	$5,704
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
Consumer and Enterprise Members

A Consumer and Enterprise member is a person who has registered with us and has paid for membership for a period of at least one year or whose membership has been sponsored by an enterprise or other third party under an agreement having a term of at least one year. Consumer and Enterprise members do not include trial memberships, our virtual only One Medical Now users, or any temporary users. Our number of Consumer and Enterprise members depends, in part, on our ability to successfully market our services directly to consumers and to employers that are not yet enterprise clients and our activation rate within existing clients. Consumer and Enterprise members may include individuals who are: (i) Medicare-eligible and (ii) have paid for a membership or whose membership has been sponsored by an enterprise or other third party. Consumer and Enterprise members do not include any At-Risk members as defined below. Consumer and Enterprise members help drive commercial revenue. As of September 30, 2022, we had 775,000 Consumer and Enterprise members.
At-Risk Members
An At-Risk member is a person for whom we are responsible for managing a range of healthcare services and associated costs. At-Risk members help drive Medicare revenue. As of September 30, 2022, we had 40,000 At-Risk members.
Members (in thousands)*

397
422
455
475
511
549
598
621
715
736
767
790
815
32
33
39
40
40
397
422
455
475
511
549
598
621
683
703
728
750
775
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
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
The following table provides a calculation of the Medical Claims Expense Ratio for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Medical claims expense	$102,216	$26,085	$316,082	$26,085
Capitated Revenue	$130,811	$29,872	$383,962	$29,872
Medical Claims Expense Ratio	78%	87%	82%	87%
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
The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Care Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Loss from operations	$(117,278)	$(72,690)	$(307,314)	$(147,635)
Sales and marketing*	26,382	14,380	72,034	37,639
General and administrative*	116,081	93,070	305,539	234,611
Depreciation and amortization	23,314	12,045	65,990	25,944
Care Margin	$48,499	$46,805	$136,249	$150,559
Care Margin as a percentage of net revenue	19%	31%	18%	38%

* Includes stock-based compensation
Adjusted EBITDA

We define Adjusted EBITDA as net income or loss excluding interest income, interest and other income (expense), depreciation and amortization, stock-based compensation, provision for (benefit from) income taxes, certain legal or advisory costs, and acquisition and integration costs that we do not consider to be expenses incurred in the normal operation of the business. Such legal or advisory costs may include but are not limited to expenses with respect to evaluating potential business combinations, legal investigations, or settlements. Acquisition and integration costs include expenses incurred in connection with the closing and integration of acquisitions, which may vary significantly and are unique to each acquisition. We started to exclude prospectively from our presentation certain legal or advisory costs from the first quarter of 2021 and acquisition and integration costs from the second quarter of 2021, because amounts incurred in the prior periods were insignificant relative to our consolidated operations. We include Adjusted EBITDA in this Quarterly Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure to both management and investors because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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
The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA, calculated as set forth above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(112,037)	$(78,603)	$(296,705)	$(159,208)
Interest income	(630)	(535)	(1,151)	(719)
Interest and other income (expense)	(76)	4,464	8,725	10,149
Depreciation and amortization	23,314	12,045	65,990	25,944
Stock-based compensation	38,496	28,534	107,751	81,194
Provision for (benefit from) income taxes	(4,535)	1,984	(18,183)	2,143
Legal or advisory costs (1)	—	521	547	16,088
Acquisition and integration costs	15,713	25,516	25,792	30,113
Adjusted EBITDA	$(39,755)	$(6,074)	$(107,234)	$5,704

(1)
Approximately $5.6 million of the legal or advisory costs relate to a legal settlement during the nine months ended September 30, 2021. See Note 13 "Commitments and Contingencies" for additional details.

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
The following table summarizes our net revenue by primary source as a percentage of net revenue. Amounts may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue:
Capitated revenue	50%	20%	50%	8%
Fee-for-service and other revenue	1%	0.4%	1%	0.2%
Total Medicare revenue	51%	20%	51%	8%
Partnership revenue	25%	36%	25%	42%
Net fee-for-service revenue	14%	30%	15%	34%
Membership revenue	10%	14%	10%	16%
Grant income	—%	—%	—%	0.4%
Total commercial revenue	49%	80%	49%	92%
Total net revenue	100%	100%	100%	100%
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
Interest and Other Income (Expense)
Interest and other income (expense) consists of interest costs associated with our notes payable issued pursuant to our convertible senior notes (the “2025 Notes”). Interest and other income (expense) also consists of remeasurement adjustment related to our indemnification asset. Upon the close of the Iora acquisition, as part of the merger agreement (the "Iora Merger Agreement"), certain shares of our common stock were placed into a third-party escrow account to satisfy any then pending and unsatisfied or unresolved claim for indemnification for any indemnifiable loss incurred by us pursuant to the indemnity provisions of the Iora Merger Agreement. The indemnification asset is subject to remeasurement at each reporting date until the shares are released from escrow, with the remeasurement adjustment reported as interest and other income (expense) in our condensed consolidated statement of operations. Interest and other income (expense) also consists of the gain recognized upon the settlement of contingently returnable consideration.
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
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net revenue:
Medicare revenue	$133,291	51%	$30,462	20%	$392,307	51%	$30,462	8%
Commercial revenue	128,078	49%	120,871	80%	379,003	49%	362,639	92%
Total net revenue	261,369	100%	151,333	100%	771,310	100%	393,101	100%
Operating expenses:
Medical claims expense	102,216	39%	26,085	17%	316,082	41%	26,085	7%
Cost of care, exclusive of depreciation and amortization shown separately below	110,654	42%	78,443	52%	318,979	41%	216,457	55%
Sales and marketing (1)	26,382	10%	14,380	10%	72,034	9%	37,639	10%
General and administrative (1)	116,081	44%	93,070	62%	305,539	40%	234,611	60%
Depreciation and amortization	23,314	9%	12,045	8%	65,990	9%	25,944	7%
Total operating expenses	378,647	145%	224,023	148%	1,078,624	140%	540,736	138%
Loss from operations	(117,278)	(45)%	(72,690)	(48)%	(307,314)	(40)%	(147,635)	(38)%
Other income (expense), net:
Interest income	630	—%	535	—%	1,151	—%	719	—%
Interest and other income (expense)	76	—%	(4,464)	(3)%	(8,725)	(1)%	(10,149)	(3)%
Total other income (expense), net	706	—%	(3,929)	(3)%	(7,574)	(1)%	(9,430)	(2)%
Loss before income taxes	(116,572)	(45)%	(76,619)	(51)%	(314,888)	(41)%	(157,065)	(40)%
Provision for (benefit from) income taxes	(4,535)	(2)%	1,984	1%	(18,183)	(2)%	2,143	1%
Net loss	$(112,037)	(43)%	$(78,603)	(52)%	$(296,705)	(38)%	$(159,208)	(41)%

(1) Includes stock-based compensation, as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)				(dollar amounts in thousands)
Sales and marketing	$1,706	1%	$884	1%	$3,974	1%	$2,871	1%
General and administrative	36,790	14%	27,650	18%	103,777	13%	78,323	20%
Total	$38,496	15%	$28,534	19%	$107,751	14%	$81,194	21%

Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net revenue:
Capitated revenue	$130,811	$29,872	$100,939	338%	$383,962	$29,872	$354,090	1185%
Fee-for-service and other revenue	2,480	590	1,890	320%	8,345	590	7,755	1314%
Total Medicare revenue	133,291	30,462	102,829	338%	392,307	30,462	361,845	1188%
Partnership revenue	66,173	54,547	11,626	21%	190,509	165,604	24,905	15%
Net fee-for-service revenue	35,797	44,835	(9,038)	(20)%	113,051	132,713	(19,662)	(15)%
Membership revenue	26,108	21,489	4,619	21%	75,443	62,559	12,884	21%
Grant income	—	—	—	—%	—	1,763	(1,763)	(100)%
Total commercial revenue	128,078	120,871	7,207	6%	379,003	362,639	16,364	5%
Total net revenue	$261,369	$151,333	$110,036	73%	$771,310	$393,101	$378,209	96%

Medicare revenue increased $102.8 million for the three months ended September 30, 2022 compared to the same period in 2021. Medicare revenue increased $361.8 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was mainly due to three months of revenue contribution in the current quarter from our acquired Iora business as compared with one month of revenue contribution in 2021.
Commercial revenue increased $7.2 million, or 6%, for the three months ended September 30, 2022 compared to the same period in 2021. Commercial revenue increased $16.4 million, or 5% for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase in Consumer and Enterprise members by 92,000, or 13%, from 683,000 as of September 30, 2021 to 775,000 as of September 30, 2022, partially offset by a decrease in total billable visits.
Partnership revenue increased $11.6 million, or 21%, for the three months ended September 30, 2022 compared to the same period in 2021. Partnership revenue increased $24.9 million, or 15%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily a result of new and expanded partnerships with health networks, new and expanded on-site medical services for enterprise clients and an increase in Consumer and Enterprise members, partially offset by a decrease in COVID-19 on-site testing services for employers, schools and universities during the three and nine months ended September 30, 2022.
Net fee-for-service revenue decreased $9.0 million, or 20%, for the three months ended September 30, 2022 compared to the same period in 2021. Net fee-for-service revenue decreased $19.7 million, or 15%, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease in total billable visits, partially offset by an increase in Consumer and Enterprise members for the three and nine months ended September 30, 2022.
Membership revenue increased $4.6 million, or 21%, for the three months ended September 30, 2022 compared to the same period in 2021. Membership revenue increased $12.9 million, or 21%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase in Consumer and Enterprise members of 92,000, or 13%, from 683,000 as of September 30, 2021 to 775,000 as of September 30, 2022.

Operating Expenses
Medical claims expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Medical claims expense	$102,216	$26,085	$76,131	292%	$316,082	$26,085	$289,997	1112%
Medical claims expense increased $76.1 million for the three months ended September 30, 2022 compared to the same period in 2021. Medical claims expense increased $290.0 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was mainly due to three months of medical claims expenses in the current quarter from our acquired Iora business as compared with one month of medical claims expenses in 2021.
Cost of Care, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$110,654	$78,443	$32,211	41%	$318,979	$216,457	$102,522	47%
The $32.2 million, or 41%, increase in cost of care, exclusive of depreciation and amortization, for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to increases in provider employee and support employee-related expenses of $23.8 million, occupancy costs of $6.1 million, and medical supply costs of $1.1 million. In addition to growth in our existing offices, we added 37 offices since September 30, 2021, bringing our total number of offices to 214 as of September 30, 2022. The cost of care and total offices in 2022 include offices from our acquired Iora business.
The $102.5 million, or 47%, increase in cost of care, exclusive of depreciation and amortization, for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to increases in provider employee and support employee-related expenses of $72.0 million, occupancy costs of $24.5 million, and medical supply costs of $3.1 million. In addition to growth in our existing offices, we added 37 offices since September 30, 2021, bringing our total number of offices to 214 as of September 30, 2022. The cost of care and total offices in 2022 include offices from our acquired Iora business.
Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 52% for the three months ended September 30, 2021 to 42% for the three months ended September 30, 2022. Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 55% for the nine months ended September 30, 2021 to 41% for the nine months ended September 30, 2022. The decrease was primarily due to the impact of our acquired Iora business.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Sales and marketing	$26,382	$14,380	$12,002	83%	$72,034	$37,639	$34,395	91%
Sales and marketing expenses increased $12.0 million, or 83%, for the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily due to a $6.4 million increase in advertising expenses and a

$4.6 million increase in employee-related expenses. The sales and marketing expenses in 2022 includes sales and marketing expenses from our acquired Iora business.
Sales and marketing expenses increased $34.4 million, or 91%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily due to a $19.8 million increase in advertising expenses and a $11.8 million increase in employee-related expenses. The sales and marketing expenses in 2022 includes sales and marketing expenses from our acquired Iora business.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
General and administrative	$116,081	$93,070	$23,011	25%	$305,539	$234,611	$70,928	30%
The $23.0 million, or 25%, increase in general and administrative expenses for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher employee-related expenses of $27.3 million, as we expanded our team to support our growth, and a $2.1 million increase in enterprise software costs. The general and administrative expenses in 2022 includes general and administrative expenses from our acquired Iora business.
The $70.9 million, or 30%, increase in general and administrative expenses for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher employee-related expense of $75.8 million, as we expanded our team to support our growth, and a $7.2 million increase in enterprise software costs. The general and administrative expenses in 2022 includes general and administrative expenses from our acquired Iora business.
Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Depreciation and amortization	$23,314	$12,045	$11,269	94%	$65,990	$25,944	$40,046	154%
Depreciation and amortization expenses increased $11.3 million, or 94%, for the three months ended September 30, 2022 compared to the same period in 2021. Depreciation and amortization expenses increased $40.0 million, or 154%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily due to depreciation and amortization expenses recognized related to new medical offices, capitalization of software development, upgraded office software, and the Iora acquisition during the three and nine months ended September 30, 2022.
Other Income (Expense)
Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Interest income	$630	$535	$95	18%	$1,151	$719	$432	60%
Interest income increased $0.1 million, or 18%, for the three months ended September 30, 2022 compared to the same period in 2021. Interest income increased $0.4 million, or 60% for the nine months ended September 30, 2022. The increase was primarily due to higher interest yields from investments and money market fund, and partially offset by a decrease in interest earned from a loan to Iora.

Interest and Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Interest and other income (expense)	$76	$(4,464)	$4,540	(102)%	$(8,725)	$(10,149)	$1,424	(14)%
Interest and other income (expense) decreased $4.5 million, or 102%, for the three months ended September 30, 2022 compared to the same period in 2021. Interest and other income (expense) decreased $1.4 million, or 14%, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to $2.4 million unrealized gain recorded for the indemnification asset recognized as a result of the Iora acquisition and $0.5 million gain recorded for contingently returnable consideration related to an acquisition.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollar amounts in thousands)				(dollar amounts in thousands)
Provision for (benefit from) income taxes	$(4,535)	$1,984	$(6,519)	(329)%	$(18,183)	$2,143	$(20,326)	(948)%
Provision for (benefit from) income taxes decreased $6.5 million from a provision of $2.0 million for the three months ended September 30, 2021 to a benefit of $4.5 million for the three months ended September 30, 2022. Provision for (benefit from) income taxes decreased $20.3 million from a provision of $2.1 million for the nine months ended September 30, 2021 to a benefit of $18.2 million for the nine months ended September 30, 2022. The decrease was primarily due to amortization of identified intangibles.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily with the issuance of the 2025 Notes, our initial public offering, the sale of redeemable convertible preferred stock, and to a lesser extent, the issuance of term notes under credit facilities. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $267.2 million, compared to $501.9 million as of December 31, 2021. We believe that our existing cash, cash equivalents, marketable securities, and the interim debt funding from Amazon will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, cash flows from operating activities, and access to private and public financing sources, including the interim debt financing as described below. Our principal commitments consist of the principal amount of debt outstanding from convertible senior notes due June 2025 and obligations under our operating leases for office space. We expect capital expenditures to increase in future periods to support growth initiatives in existing and new markets.
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
There have been no material changes to our material cash requirements from contractual and other obligations as of September 30, 2022 as compared to those disclosed as of December 31, 2021 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 23, 2022.
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
Summary Statement of Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(179,682)	$(15,332)
Net cash (used in) provided by investing activities	(35,067)	351,831
Net cash provided by financing activities	12,939	22,392
Net (decrease) increase in cash, cash equivalents and restricted cash	$(201,810)	$358,891
Cash Flows from Operating Activities
For the nine months ended September 30, 2022, our net cash used in operating activities was $179.7 million, resulting from our net loss of $296.7 million and cash used in working capital of $67.9 million, mostly offset by non-cash charges of $185.0 million. Cash used in our working capital consisted primarily of a $85.1 million increase in accounts receivable, a $21.8 million decrease in operating lease liabilities, and a $1.7 million increase in inventory, partially offset by an increase of $25.2 million in accrued expenses, an increase of $7.0 million in accounts payable, a decrease of $3.6 million in prepaid expenses and other current assets, an increase of $2.4 million in other liabilities, a decrease of $1.5 million in other assets, and an increase of $0.9 million in deferred revenue. The changes in accounts receivable and deferred revenue are primarily due to timing of billing and cash collections from our health network partners and enterprise clients. The changes in accounts payable and accrued expenses are primarily related to timing of payments.

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
Cash Flows from Investing Activities
For the nine months ended September 30, 2022, our net cash used in investing activities was $35.1 million, resulting primarily from purchases of marketable securities of $54.9 million, acquisition of medical practices of $10.4 million and purchases of property and equipment of $54.8 million related to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software. This was partially offset by sales and maturities of marketable securities of $85.0 million.

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
Cash Flows from Financing Activities
For the nine months ended September 30, 2022, our net cash provided by financing activities was $12.9 million, resulting primarily from exercise of stock options of $10.8 million, proceeds from our employee stock purchase plan of $1.7 million, and payment received from acquisition related contingently returnable consideration of $0.5 million.

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
During the nine months ended September 30, 2022, there were no significant changes to our critical accounting policies and estimates as described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 23, 2022.

Recent Accounting Pronouncements
Please see Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $139.5 million as of September 30, 2022, compared to $342.0 million as of December 31, 2021, held primarily in cash deposits and money market funds for working capital purposes.
We had marketable securities of $127.7 million as of September 30, 2022, compared to $160.0 million as of December 31, 2021, consisting of U.S. Treasury obligations, foreign government bonds and commercial paper. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
In May 2020, we issued the 2025 Notes which bear interest at a fixed rate of 3.0% per annum. As of September 30, 2022, the principal amount of debt outstanding from the 2025 Notes was $316.3 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2022, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On July 20, 2022, we entered into the Merger Agreement with Amazon pursuant to which, subject to the terms and conditions of the Merger Agreement, if all of the conditions to closing are satisfied or waived, we will merge with a subsidiary of Amazon and become a wholly-owned subsidiary of Amazon. Consummation of the Amazon Merger is subject to certain closing conditions and a number of the conditions are not within our control, and may prevent, delay, or otherwise materially and adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed Amazon Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed Amazon Merger to be consummated include, but are not limited to, the following:

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

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price. If the Amazon Merger is not consummated and one or more of these events occur, such as payment of termination fees to Amazon or other significant transaction costs in connection with the proposed Amazon Merger, our cash balances and our ability to service payments under our outstanding 2025 Notes and other outstanding indebtedness at that time could be materially and adversely impacted and our options for sources of financing or refinancing could be more limited than if we had not pursued the proposed Amazon Merger. See "Risks Related to Our Outstanding Notes." If the Amazon Merger is not completed, there can be no assurance that these risks will not materialize and will not materially and adversely affect our stock price, business, financial conditions, results of operations or cash flows.

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

Losses of members, enterprise partners, health system partners, payers or other important strategic relationships from any of the events described above could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Amazon Merger for any reason, including delays associated with obtaining requisite regulatory approvals.

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

Lawsuits have been filed against us and the members of our board of directors arising out of the proposed Amazon Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints have been and may in the future be filed against us, our board of directors, Amazon, Amazon's board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Amazon, or Amazon's board of directors could divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition.

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

We are dependent on a concentrated number of third-party payers with whom we contract to provide services to At-Risk Members. Contracts with one such payer across multiple markets accounted for 29% of net revenue for the three months ended September 30, 2022. We believe that a majority of our net revenue will continue to be derived from a limited number of key payers, who may terminate their contracts with us for convenience on short-term notice, or upon the occurrence of certain events, some of which may not be within our control. The loss of any of our payer partners or the renegotiation of any of our payer contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with payers with respect to the services we provide and the terms of our payers' agreements. As the payers’ businesses respond to market dynamics, regulatory developments and financial pressures, and as payers make strategic business decisions with respect to the lines of business they pursue and programs in which they participate, certain of our payers may seek to renegotiate or terminate their agreements with us. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original payer contracts and consequently could negatively impact our net revenue, business, financial condition, results of operations and prospects.

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

If the risk adjustment data submitted by us or our payers incorrectly overstates the health risk of our patients, we might be required to return to the payer or CMS, overpayments and/or be subject to penalties or sanctions, or if the data incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our patients, any of which could harm our reputation and have a negative impact on our results of operations and financial condition. CMS may also change the way that they measure risk and determine payment, and the impact of any such changes could harm our business.

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

Our wholly owned subsidiary, Iora Health NE DCE, LLC, was one of a limited number of companies chosen by CMMI as a DCE. In February 2022, CMS announced that the GPDC Model had been redesigned and renamed the ACO REACH Model, with such changes to take effect beginning January 1, 2023. Current DCEs, like us, will participate in the current GPDC Model until December 31, 2022. To participate in the ACO REACH Model, we must (i) agree to meet all of the ACO REACH requirements as of January 1, 2023, including new requirements related to corporate governance, health equity and data collection and reporting and (ii) maintain a strong compliance record during 2022, as determined by CMS.

Given the recent enactment of the ACO REACH Model, we cannot assure you that we will be successful or able to comply with the new requirements of the ACO REACH Model. We have no experience serving as an ACO under the new ACO REACH Model and may not be able to realize the expected benefits of the new model. For example, we may encounter difficulties calibrating our historical medical expense estimates to this new beneficiary population, which has not chosen to participate in risk-based care arrangements (unlike Medicare Advantage beneficiaries) and thus may utilize medical services differently than our current members.

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

We cannot assure you that our current participation in the GPDC Model will be successful or that we will be able to continue to participate in the ACO REACH Model in the future. We also cannot assure you that our participation in either model will expand our total addressable market in the manner that we expect.

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

To enforce compliance with the federal laws, the U.S. Department of Justice and the Office of Inspector General for the U.S. Department of Health and Human Services, or HHS, regularly scrutinize healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. The operation of medical practices is also subject to various state laws enforced by state regulators, including state attorneys general, boards of professional licensure and departments of health. A review of our business by judicial, law enforcement, regulatory or accreditation authorities could result in challenges or actions against us that could harm our business and operations. Responding to and managing government investigations or any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert resources and management’s attention from the operation of our business and result in adverse publicity. Moreover, if one of our health system partners or another third party fails to comply with applicable laws and becomes the target of a government investigation, government authorities could require our cooperation in the investigation, which could cause us to incur additional legal expenses and result in adverse publicity.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $296.7 million, $89.4 million and $254.6 million for the nine months ended September 30, 2022 and the years ended December 31, 2020 and 2021 respectively. As of September 30, 2022, we had an accumulated deficit of $914.9 million. Our net losses and accumulated deficit reflect the substantial investments we made to acquire new health network partners and members, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to increase our enterprise client, member and provider bases, broaden the scope of our health network and other partnerships and expand our applications of technology through which members can access our services. Accordingly, we anticipate that our cost of care and other operating expenses will continue to increase in the foreseeable future. Moreover, as we sign up new At-Risk members for whom we are responsible for managing a range of healthcare services and associated costs, our medical claims expense for such members may be higher relative to the Capitated Revenue earned or any excess revenue over medical claims expense may not be enough to cover our cost of care or other operating expenses. Our efforts to scale our business and manage the health of At-Risk members may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior net losses, combined with our expected future net losses, have had and will continue to have a negative impact on our total (deficit) equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our net revenue depends in part on the number of members enrolled or patient visits, and a decrease in member utilization of our services could harm our business, financial condition and results of operations.

Historically, we have relied on patient visits for a substantial portion of our net revenue. For the nine months ended September 30, 2022 and the years ended December 31, 2020 and 2021, net fee-for-service revenue accounted for 15%, 39% and 29% of our net revenue, respectively. As we develop additional digital health solutions through our mobile platform and continue providing and expanding availability of remote visits, we cannot guarantee that our members will consistently make in-office visits in addition to using our digital health solutions, particularly after the COVID-19 pandemic and as related shelter-in-place and quarantine measures and orders are relaxed or lifted. Further, it may be difficult for us to accurately forecast future patient in-office visits over time, which may vary across geographies and depend on patient demographics within a given market. In part due to the reduction of in-office visits observed due to COVID-19, we have introduced billable remote visits. We cannot predict with any certainty the number of remote billable services and their impact on our in-office visits. As remote billable services on average generate lower reimbursement than in-office visits, this may impact our operations and financial results. In addition, we will continue to rely on our reputation and recommendations from members and key enterprise clients to promote our solutions and services to potential new members. A substantial portion of our members hold subscriptions through their respective employers with which we have membership arrangements. The loss of any of our key enterprise clients, or a failure of some of them to renew or expand their arrangements with us, including due to cost-saving measures in the face of macroeconomic uncertainty, could have a significant impact on the growth rate of our revenue. Individual members may also decide not to renew their memberships due to reduced discretionary income as a result of inflationary pressures. If we are unable to attract and retain sufficient members in any given market, we may have reduced visits, which could harm our results of operations, reduce our revenue and harm our business.

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

The operations of our affiliated professional entities are dependent on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists and lab technicians, as well as our providers. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of nurses and providers in certain disciplines and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient volumes, which would have a corresponding negative impact on our net revenue. In addition, while none of our employees are represented by a labor union as of September 30, 2022, our employees may seek to be represented by one or more labor unions in the future. If some or all of our employees were to become unionized, it could increase labor costs, among other expenses, and may require us to adjust our employee policies and protocols. Further, labor is subject to external factors that are beyond our control, including the competitive market for skilled workers and leaders in the healthcare industry, cost inflation, the COVID-19 pandemic and workforce participation rates. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could harm our business.

In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, enhance our operating infrastructure and existing solutions and services and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2022 and the years ended December 31, 2020 and 2021, our net cash used in operating activities was $179.7 million, $4.4 million and $88.6 million, respectively. As of September 30, 2022, we had $139.5 million of cash and cash equivalents and $127.7 million of marketable securities, which are held for working capital purposes. As of September 30, 2022, we had $316.3 million aggregate principal amount of debt outstanding under our convertible senior notes issued in May 2020, or the 2025 Notes.

As of September 30, 2022, we have also deferred payroll taxes in the amount of $5.0 million and received $4.3 million in grants as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, through the Provider Relief Fund, or PRF of HHS, to help offset the impact of increased healthcare related expenses and lost revenues attributable to the COVID-19 pandemic. We are not required to repay this grant, provided we attest to and comply with certain terms and conditions, including the use of PRF funds for only permitted purposes and only after funds from other sources obligated to reimburse recipients have been applied. If we are unable to attest to or comply with current or future terms and conditions, our ability to retain some or all of the PRF funds received may be impacted.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, membership renewal activity and growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services, expansion of services to new geographic locations, addition of new health network partners and the continuing market acceptance of our healthcare services. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. The Merger Agreement with Amazon contains certain covenants that may restrict or limit our ability to raise capital, including through a debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Moreover, recapitalizing our debt or taking a number of other actions under the terms of the indenture governing the 2025 Notes, such actions could have the effect of diminishing our ability to make payments on the notes when due.

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

Historically, our revenue has been concentrated among a small number of customers. In 2020 and 2021, our top three customers accounted for 35% and 32% of our net revenue, respectively. These customers included commercial payers and a health network partner. This customer mix may also shift in the near and medium term as a result of our acquisition of Iora. The loss of one or more of these customers could reduce our revenue, harm our results of operations and limit our growth.

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

The Merger Agreement with Amazon provides for certain restrictions on our activities until the Effective Time or until the Merger Agreement is terminated, including restrictions on our ability to acquire any business. We may seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. For example, we completed our acquisition of Iora in an all-stock transaction and our stockholders incurred substantial dilution. For additional risks related to the acquisition of Iora, please refer to "—Risks Related to the Acquisition of Iora." The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We have limited experience acquiring or investing in businesses, applications and services or technologies and may not have the experience or capabilities to successfully execute such transactions or integrate them following consummation.

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

Our offices and facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, extreme weather conditions (including adverse weather conditions caused by global climate change or otherwise), power outages, fires, floods, protests and civil unrest, nuclear disasters and acts of terrorism or other criminal activities, which may result in physical damage to our offices, temporary office closures and could render it difficult or impossible for us to operate our business for some period of time. In particular, certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. Any disruptions in our operations related to damage to, or repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain an insurance policy covering damages to our property and, in certain situations, interruptions to our business, such insurance may not be available or sufficient to compensate for the different types of associated losses that may occur, including business interruption losses. Any such losses or damages could harm our business, financial condition and results of operations. In addition, our health network partners’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or other negative effects on our business and operations.

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

•loss of certain rights under, or termination of, our contracts with health network partners.

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

If we or our affiliated professional entities fail to comply with applicable data interoperability and information blocking rules, our business could be adversely affected.

In March 2020, HHS, the Office of the National Coordinator for Health Information Technology, or ONC, and CMS finalized and issued complementary rules that are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking. The rules include changes to ONC’s health IT certification program and create significant new requirements for healthcare providers and health IT developers. For example, an ONC rule that went into effect in April 2021, prohibits healthcare providers, health IT developers of certified health IT, health information exchanges or health information networks from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, also known as “information blocking.” Additional requirements under the final rules have and may continue to come into effect in 2022 and 2023. We may be required to expend significant resources or to modify our services and features in order to comply with these new rules. Failure to comply with these rules could result in significant fines, withdrawal of health IT certifications and negative publicity, which could have a material adverse effect on our business, results of operations and financial condition.

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

As of September 30, 2022, we are qualified to operate in, and file income tax returns in, 24 states as well as Washington, D.C. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest to the extent the Company has taxable income in prior periods may adversely impact our results of operations.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 23, 2022. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, liability for medical claims incurred in the period but not yet reported (“IBNR”), valuation and related impairment recognition of intangible assets and goodwill, and stock-based compensation. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Consummation of the acquisition of Iora resulted in us recognizing additional goodwill, intangible assets and other long-lived assets such as leases and fixed assets in our consolidated balance sheet. Intangible assets with finite lives will be amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Goodwill will not be amortized, but instead tested for potential impairment at least annually. Goodwill, intangible assets and other long-lived assets will also be tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If our goodwill, intangible assets or other long-lived assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. All of our outstanding shares of common stock are eligible for sale in the public market, other than shares held by directors, executive officers and other affiliates, which may be resold in the public market but remain subject to volume and other limitations under Rule 144 under the Securities Act. In addition, we have reserved shares for future issuance under our equity incentive plan.

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

1LIFE HEALTHCARE, INC.

Date: November 2, 2022	By:	/s/ Bjorn Thaler
Bjorn Thaler
Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2022	By:	/s/ Vikas Agarwal
Vikas Agarwal
Chief Accounting Officer (Principal Accounting Officer)