Form 10-K
period 2022-12-31
1Life Healthcare Inc
filed 2023-02-22
CIK 1404123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
1

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was $0.9 billion. The calculation of the aggregate market value of voting and non-voting common equity excludes 77,334,562 shares of common stock of the Registrant held by executive officers, directors, and stockholders that the Registrant concluded were affiliates of the Registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of Registrant's common stock, par value $0.001 per share, outstanding as of February 13, 2023 was 206,538,616.

DOCUMENTS INCORPORATED BY REFERENCE
None.

2

i

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "goal," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties, and other factors in this Annual Report on Form 10-K in greater detail under the heading "Risk Factors," including, among other things:
•the timing of, and our ability to close, our potential merger with Amazon.com, Inc.("Amazon", and such proposed merger, the "Amazon Merger"), as well as changes in factors that influence and the timing or likelihood of closing the potential Amazon Merger;
•the impact of the uncertainty of the potential Amazon Merger on our business or any related negative press;
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
•the impact of COVID-19 on our financial performance, financial condition and results of operations, and the financial performance and financial condition of our health network partners, our enterprise clients, and others;
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
In this report, unless otherwise indicated or the context otherwise requires, (i) all references to "One Medical," "we," "us," "our" or the "Company" mean 1Life Healthcare, Inc., its subsidiaries, and its consolidated affiliated professional entities, (ii) all references to "1Life" refer to 1Life Healthcare, Inc. and not to its consolidated affiliated professional entities, and (iii) all references to "affiliated professional entities" refer to the professional entities affiliated with 1Life or its subsidiaries through administrative services agreements. 1Life and its affiliated professional entities conduct business under the "One Medical" brand.
Risk Factor Summary

Our business is subject to a number of risks and uncertainties which may prevent us from achieving our business and strategic objectives or may adversely impact our business, financial condition, results of operations, cash flows, and prospects. These risks include but are not limited to the following:
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

•the impact of the COVID-19 pandemic;

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
v

PART I

Item 1. Business.
Overview
Our mission is to transform health care for all through our human-centered, technology-powered model. Our vision is to delight millions of members with better health and better care while reducing the total cost of care. We are a membership-based primary care platform with seamless digital health and inviting in-office care, convenient to where people work, shop, live, and click. We are disrupting health care from within the existing ecosystem by simultaneously addressing the frustrations and unmet needs of key stakeholders, which include consumers, employers, providers, and health networks. As of December 31, 2022, we have grown to approximately 836,000 total members including 796,000 Consumer and Enterprise members and 40,000 At-Risk members, and we operated 221 medical offices in 27 markets across the United States.
The current state of the healthcare ecosystem leaves key stakeholders frustrated and with unmet needs.
•Consumers. According to a 2020 report, 71% of consumers are dissatisfied with their healthcare experience, in part due to limited after-hours and digital access, long wait times for appointments, extended in-office delays, short and impersonal visits, uninviting medical offices in inconvenient locations, constrained access to specialists, and a lack of care coordination across clinical settings.
•Employers. Employers find their health benefit offerings often underperforming on such fundamental objectives as attracting and engaging employees, improving employee productivity, reducing absenteeism, producing better health outcomes, increasing the safety of the workplace through screening and treating communicable diseases such as COVID-19, or managing health care costs.
•Providers. Within primary care, according to a 2022 Mayo Clinic report, 63% of U.S. physicians show symptoms of burnout, driven in part by misaligned fee-for-service compensation approaches incentivizing short transactional interactions, and excessive administrative tasks associated with burdensome electronic health record ("EHR") systems, and convoluted insurance procedures.
•Health Networks. Health systems, as well as private and government payers, have been looking to develop coordinated networks of care to better attract patients, increase attributable lives, and better integrate primary care with specialty services for improved patient outcomes and lower costs. Yet even with major investments in provider groups, care management programs and technology systems, health networks have struggled to deliver on these objectives.
The U.S. commercial primary care and Medicare market together is estimated to be approximately $870 billion in 2021, including approximately $170 billion for the commercially insured population and $700 billion for the Medicare population. We estimate that the 27 markets in which we are physically present plus the two markets we are planning to launch in 2023 represent approximately $55 billion in primary care spend within the commercially insured population, and $220 billion for the Medicare population. We expect our total addressable market to grow as we further expand into additional geographies, offer additional services, serve additional populations, and explore alternative risk-sharing reimbursement models. For example, we believe we can further expand our physical presence across the United States. The 50 largest metropolitan statistical areas in the U.S. represent an estimated market opportunity of approximately $80 billion within the commercially insured population, and $330 billion for the Medicare population. In addition, some employees of our enterprise customers can access our digital services nationally, providing us with additional growth potential and improving our ability to expand our physical footprint.
We have developed a modernized healthcare membership model based on direct consumer enrollment and third-party sponsorship across commercially insured and Medicare populations. Our membership model includes seamless access to 24/7 digital health services paired with inviting in-office care routinely covered by most health care payers. Our technology drives high monthly active usage within our membership, promoting ongoing and longitudinal patient relationships for better health outcomes, and high member retention. Our technology also helps our service-minded team in building trust and rapport with our members by facilitating proactive digital health outreach as well as responsive on-demand virtual and in-office care. Our digital health services and our well-appointed offices, which tend to be located in highly convenient locations, are staffed by a team of clinicians who are not paid on a fee-for-service basis, and therefore free of misaligned compensation incentives prevalent in health care. Additionally, we have developed clinically and digitally integrated partnerships with health networks, better coordinating more timely access to specialty care when needed by members. Together, this approach allows us to engage in value-based care across all age groups, including through At-Risk arrangements with Medicare Advantage payers and the Center for Medicare & Medicaid Services ("CMS"), in which One Medical is responsible for managing a range of healthcare services and associated costs of our members.
•Consumers. We delight consumers with a superior experience as evidenced by our average Net Promoter Score, or NPS, of 90 across our membership base over the twelve months ended December 31, 2022 and our key primary care-related Healthcare Effectiveness Data and Information Set ("HEDIS") quality measures. NPS measures the willingness of consumers to recommend a company's products or services to others. We use NPS as a proxy for gauging our members' overall satisfaction with us or our providers and loyalty to us. We calculate our NPS based on survey data using the standard method of subtracting the percentage of members who respond that they are not likely to recommend us or our providers from the percentage of members that respond that they are likely to recommend our providers, with responses based on a scale of 0 to 10. The resulting NPS is an index that ranges from a low of -100 to a high of 100.
Our technology platforms advance consumer engagement and health through proactive digital health screenings, post-visit digital follow-ups, real-time access to medical records, and around-the-clock availability of our friendly and knowledgeable providers. Our technology platforms also provide insights for our care teams across our populations that aid in our care delivery.
Our members receive access to 24/7 on-demand digital and virtual health services with quick response times. Members also have access to scheduled virtual visits as well as inviting in-office care in convenient locations with same day or next day appointments from a warm and caring staff. In addition to supporting members with routine and preventative primary, chronic and acute care, we provide lab and immunization services, COVID-19 testing and care, behavioral health, women's health, men's health, LGBTQ+ care, pediatrics, geriatrics, sports medicine, lifestyle, and well-being programs.
•Employers. We support more than 9,000 enterprise clients across a diverse set of industries in achieving key goals of their health benefits offerings such as attracting and engaging employees, improving employee productivity and well-being, and delivering higher levels of value-based care. We are also helping them increase the safety of their workplace through screening for, treating, and immunizing against communicable diseases such as COVID-19. With real-time video and phone consults available typically within minutes, and same and next day in-office appointments, we have demonstrated a 41% reduction in emergency room visits and total employer cost savings of 8% or more based on a 2018 report. Additionally, a peer-reviewed study published in the Journal of American Medical Association (JAMA) Network Open in 2020 linked our membership-based, primary care model combining virtual, near-site, and work-site services with 45% lower total medical and prescription claims costs for one employer, including 54% lower spending on specialty care, 43% lower spending on surgery, 33% lower spending on emergency department care, and 26% lower spending on prescriptions. Since then, we have further evolved our service offering, including scheduled virtual visits or behavioral health visits, which we believe provides additional value to employers and their employees. We have also launched a 24/7 virtual only service offering which is available exclusively to employees of our employer customers in geographies where we do not yet have a physical presence. This service offering allows employers to provide One Medical to all of their employees regardless of their location, while providing us with better insights about employer demographics and potential future demand for our other offerings. Employers typically cover our membership fee for their employees, with over 85% of employers also covering their employees’ dependents’ memberships as of December 31, 2022. Employers can add our services at any point during the year, as our services typically fit within their existing health benefits offerings and are typically covered under an employer’s routine health insurance benefit program, allowing for seamless and quick implementation. Within enterprise clients, we estimate that our median activation rate as of December 31, 2022, was over 40%, which we believe we can increase over time. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee.
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
We believe our model is highly scalable. Our business is driven by growth in Consumer and Enterprise members, and At-Risk members (see also Part II, Item 7 to this Annual Report, "Management's Discussion and Analysis — Key Metrics and Non-GAAP Financial Measures"). We have developed a modernized membership model based on direct consumer enrollment and third-party sponsorship. Our membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered by most health care payers. Consumer and Enterprise members join either individually as consumers by paying an annual membership fee or are sponsored by a third party. At-Risk members are members for whom we are responsible for managing a range of healthcare services and associated costs. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat and messaging. We are physically present in 27 markets as of December 31, 2022, comprised of Atlanta, Austin, Birmingham, Boston, Cape Cod, Charlotte, Chicago, Columbus, Dallas, Denver, Greensboro, Hanover, Houston, Huntsville, Kansas City, Los Angeles, Miami, New York, Orange County, Phoenix, Portland, Raleigh-Durham, San Diego, the San Francisco Bay Area, Seattle, Tucson, and Washington, D.C., and serve patients across all stages of life, from the working-age, commercially-insured population and associated dependents to the Medicare populations. For the twelve months ended December 31, 2022, we retained 9 out of every 10 of our consumer, enterprise (as measured by contract value), and At-Risk members. We grew our total membership by 207% from December 31, 2017 through December 31, 2022.
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
We generate commercial revenue from (i) partnership revenue from our health system partners with whom we have clinically and digitally integrated, primarily on a per member per month (“PMPM”) basis, largely fixed price or fixed price per employee contracts with enterprise clients for medical services and COVID-19 on-site testing services for enterprise clients, schools, and universities where we typically bill such customers a fixed price per service performed, (ii) net fee-for-service revenue from reimbursements received from our members' or other patients' health insurance plans or those with billing rates based on our agreements with our health network partners for healthcare services delivered to Consumer and Enterprise members on a fee-for-service basis, and (iii) membership revenue through the annual membership fees charged to either consumer members or enterprise clients, as well as fees paid for our One Medical Now service offering.
Industry Challenges and Our Opportunity
The current state of the healthcare ecosystem leaves key stakeholders frustrated and with unmet needs, delivering suboptimal results for consumers, employers, providers, and health networks. We believe that these unmet needs represent a significant opportunity for us.

Consumers
According to a 2020 report, approximately 71% of consumers are dissatisfied with their healthcare experience. Similarly, a 2022 report reported that 60% of Americans have had an outright negative healthcare experience. Their frustrations include long lead times to schedule physician appointments and long waits once checked-in at provider offices. Appointments often occur in crowded medical offices and are typically short in duration, affording limited time to develop deeper provider-patient relationships. Opportunities to engage with providers before and after visits, as well as during nights and weekends, are often limited or non-existent, even though healthcare needs are not constrained to the operating hours of provider offices. Care delivered is also often uncoordinated with providers, leaving consumers to navigate their own way through a complex system.
Employers
To attract and retain staff, employers are making significant investments in health benefits; yet, as commercial insurance costs have reached record highs, employers and employees remain frustrated. Barriers to accessing timely care during the day and after business hours cause employees to miss work and lose productivity. As a result, many employees self-direct to higher cost settings such as emergency rooms. Additionally, uncoordinated care across primary care, specialty care, and behavioral health settings creates frustration and causes excessive spending. According to a 2022 report by Health Affairs, as of 2021, U.S. health care expenditures exceeded $3.8 trillion, with one-third estimated to be wasteful expenditures.
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
•Longitudinal approach to care. Our approach treats the whole person by including the physical, mental, social, emotional, and administrative needs of our members. In addition to supporting members with routine and preventative primary, chronic and acute care, we provide lab and immunization services, COVID-19 testing and care, behavioral health, women's health, men's health, LGBTQ+ care, pediatrics, geriatrics, sports medicine, lifestyle, and well-being programs. We proactively reach out to members to assess their health status and mental wellness and follow up with reminders on key health initiatives. These initiatives support the health of our members with the goal of avoiding more costly care in the future.
•Greater care coordination. We can serve as a trusted advisor to our members and, through our administrative teams and technology, help them better navigate the healthcare ecosystem. Our health network partnerships further advance clinically and digitally integrated care across primary, specialty, and acute care settings by streamlining access to leading specialists and reducing delays and duplicative tests.
•Improved health outcomes. We help drive better health outcomes for our members, as reflected in our key primary care-related HEDIS quality metrics. To prevent avoidable conditions and advance health, we can conduct population health initiatives such as proactively screening for cancers, chronic diseases, anxiety, and depression.
•COVID-19. We offer COVID-19 testing and counseling across all of our markets, and also administer COVID-19 vaccines in select geographies.
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

•Reduced costs. We reduce health care costs by increasing employee productivity and providing value-based care, substituting higher cost emergency room and specialty services with lower-cost primary care. We help avoid unnecessary testing and higher cost branded prescriptions through best practice clinical protocols embedded in our technology. For example, we have demonstrated a 41% reduction in emergency room visits and total employer cost savings of 8% or more. A peer-reviewed study published in JAMA Network Open in 2020 linked our membership-based, primary care model combining virtual, near-site, and work-site services with 45% lower total medical and prescription claims costs for one employer.
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
•Purpose-built technology platforms. Our proprietary technology platforms are developed with significant provider input and are purpose-built for primary care. For example, our technology is focused on capturing and surfacing the most meaningful clinical insights in a workflow that is intuitive to providers. Our platform meaningfully reduces administrative workloads by intelligently automating, streamlining, and routing tasks across our network to the most appropriate team member, resulting in faster response times while freeing up providers to focus on caring for members.
•Salaried model with flexible work schedules. Our salaried model avoids adverse fee-for-service and capitation incentives, and does not financially reward or penalize our providers based on utilization. It supports the delivery of the right amount of care in the best setting without impacting provider take-home pay. Additionally, we have flexible work arrangements and opportunities to practice in office or virtually. We believe this results in a better quality of life and work-life balance. With a growing presence in markets across the country, we also increasingly offer providers mobility opportunities.
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
•Attractive member base. Health networks look to partner with us to proactively establish relationships with our largely commercially-insured members.
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
•Value-Based Care. Our primary care model focuses on providing the right care at the right time, thereby reducing the need for costly and potentially unnecessary medical care which is often prevalent in the current fee-for-service healthcare system. As a result, we enter into At-Risk arrangements with payers such as Medicare Advantage plans and CMS, where we are responsible for managing a range of healthcare services and associated costs of our members.
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
Extraordinary Customer Experience
Our human-centered approach is focused on providing a superior experience to our members, as evidenced by the bundling of services within our membership model, the way we hire and train our team, the culture of caring we foster, our easy-to-use technology, our 24/7 digital health, our inviting in-office care, our compassionate and salaried providers, and our streamlined Lean processes, which allows us to more efficiently and effectively serve our members. Whether members call, click, or visit, they experience outstanding service, as evidenced by our average NPS of 90 across our membership base over the twelve months ended December 31, 2022. See "Overview" section above for a description of how we calculate NPS. Our virtual care is available around-the-clock. Our inviting medical offices are well-appointed and modern, and our providers and staff are very friendly and trained in customer service. We are committed to not keeping members waiting long, if at all, and our longer appointments provide our team with more time to address member needs. Our technology is designed to promote frictionless access, ease of use, and high engagement. We look to address the whole-person needs of our members, providing physical and mental health services, lab services, and coordinating specialty services with health network partners. Our administrative staff is available to answer benefits questions and help navigate the healthcare ecosystem on behalf of our members.
Simultaneously Addressing the Needs of Consumers, Employers, Providers and Health Networks
Our modernized model simultaneously addresses the frustrations and unmet needs of key stakeholders, transforming health care from within the current ecosystem. For consumers, we deliver an extraordinary experience and superior results, including on key primary care-related HEDIS quality measures. For employers, we help improve employee productivity through frictionless access to virtual and in-office care and reduce medical costs by avoiding unnecessary emergency room and specialty visits. For providers, we create a more engaging and manageable primary care work environment by leveraging a salaried model and our proprietary technology. With health networks, we clinically integrate to expand their connections to commercially insured enrollees, and we are in-network with most health insurance plans in all of our markets. Our ability to lower medical costs for our members also allows us to enter into value-based arrangements with select health networks such as Medicare Advantage health plans and CMS. Accordingly, we believe our model delivers differentiated value to all key stakeholders simultaneously within the current healthcare ecosystem.
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

Proprietary Technology Platforms
Our ability to simultaneously deliver significant value to key stakeholders is deeply rooted in our purpose-built, modernized technology platforms. Our proprietary technology powers all aspects of our company: engaging members, supporting providers, and advancing business objectives. Our technology allows us to proactively engage members with personalized clinical outreach and improve health through online scheduling, virtual provider visits, and ready access to health information. Our technology also supports providers by leveraging machine learning to reduce and re-route tasks that needlessly create administrative burdens while supporting team-based care. This allows providers to spend more time delivering clinical care, while facilitating higher levels of member responsiveness. Our technology also advances operational efficiencies, as our product designers and engineers collaborate closely with clinical and operational team members to observe and optimize workflows in ways that support better tracking of our members' health and outcomes. Our platform is built on a modern cloud-based technology stack, employing Agile development cycles and a DevOps approach to infrastructure. Our modular, service-oriented architecture utilizes Application Programming Interface ("API") standards for ease of implementing new functionalities and integrating with external systems.
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
Highly Experienced Management Team
Our management team has extensive experience working with leading health systems, health plans, technology companies, service organizations, consumer brands, and enterprise-sales-driven companies. Our leadership embodies our cultural alignment around our behavioral tenants of being human-centered, team-based, unbounded in thinking, driven to excel, and intellectually curious. Our leaders help organize teams of clinicians, technologists, and staff to regularly engage together in designing processes and software to further advance our objectives. Accordingly, our Company is well positioned to execute on our objectives and advance an outstanding workplace environment.
Our Growth Strategies
To transform health care at scale, we can pursue growth through the following avenues.
Grow membership in existing markets
We have significant opportunities to increase members in our existing geographies through (i) new sales to consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients, (iii) expansion of the number of At-Risk members, including Medicare Advantage participants or Medicare members for which we are at risk as a result of CMS' Direct Contracting Program (now redesigned and renamed the ACO REACH Program), (iv) expansion of Medicare Advantage payers, with whom we contract, and (v) adding other potential services.
As of December 31, 2022, we had more than 9,000 enterprise clients. Of our 796,000 Consumer and Enterprise members as of December 31, 2022, 64% were from our enterprise clients. Within enterprise clients, our median activation rate as of December 31, 2022 was over 40%. We believe the number of clients, the number of eligible lives and enrolled members will increase over time as our brand awareness grows and our customer relationships mature. We define estimated activation rate for any enterprise client at a given time as the percentage of eligible lives enrolled as members. Some of our enterprise clients offer membership benefits to the dependents of their employees, for which we assume eligible lives include one dependent per employee. Additionally, while the percentage of enterprise clients offering our services to dependents of their employees has grown from 67% in 2016 to over 85% as of December 31, 2022, we believe we have continued room to further grow the number of enterprise clients offering membership benefits to dependent of their employees. Furthermore, as we continue to scale our presence, we anticipate an increasing number of larger national and regional employers will look to partner with us for our services.
As of December 31, 2022, we also had approximately 40,000 At-Risk members and partnered with 10 Medicare Advantage payers across our 10 geographies where we have At-Risk members.

Expand into new markets
We are physically present in 27 markets with plans to enter two new markets in 2023. We assess potential markets using a variety of metrics, including population demographics and density, employer presence, potential health network partners, and other factors. In addition, we offer One Medical Now, a service offering that provides 24/7 access to unlimited virtual care nationwide, which is sold to new and existing enterprise clients to cover employees in geographies where we are not yet physically present. We do not count employees who have access to or use One Medical Now as members, but we believe this new virtual offering may help us enroll new members in a new geography if and when we decide to offer our in-person offering. We believe some or all of our service offerings are viable in most geographies across the United States.
As of December 31, 2022, our At-Risk offering was available in 10 markets, and our commercial offering was available in 21 markets. We expect to continue to expand our At-Risk offering into markets where we currently only have a commercial offering, as well as our commercial offering into markets where we currently only have an At-Risk offering. In addition, we plan to enter new U.S. markets to continue to grow our business. Given our service offering, we can expand our Medicare Advantage offering throughout the year and are not beholden to the annual Medicare enrollment cycle.
Grow health network partnerships
To accelerate our growth and presence, we can extend existing health network partnerships into new markets where our partners may also have a presence, or we can enter into new health network partnerships in new or existing markets. In 2022, we entered into two markets with new health network partners, and added additional Medicare Advantage payers to our health network partnerships.
Expand services and populations
We currently provide services to members across all stages of life. In addition to supporting members with routine and preventative primary, chronic and acute care, we typically provide lab and immunization services, women's health, men's health, LGBTQ+ care, pediatrics, geriatrics, sports medicine, lifestyle, and well-being programs. In addition, we expanded our service offering in part as a response to COVID-19 and launched several new billable services, including:
•COVID-19 testing and counseling across all of our markets;
•COVID-19 vaccines in select geographies;
•Mindset by One Medical, our behavioral health service integrated within primary care;
•One Medical Now, an expansion of our 24/7 on-demand digital health solutions to employees of enterprise clients located in geographies where we are not yet physically present; and,
•Remote Visits, where our providers perform typical primary care visits with our members remotely.
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
We believe our most direct competition today is from primary care providers who are employed by or affiliated with health networks. We also face competition from direct-to-consumer solutions or employer-focused on-site primary care offerings. These competitors may be narrower in their competitive footprint and may not address all the key stakeholders we serve simultaneously. Our indirect competitors also include episodic point solutions such as telemedicine offerings as well as urgent care providers. These offerings may typically pay providers on a fee-for-service basis rather than the salaried model we employ. Given the size of the healthcare industry and the extent of unmet needs, we expect additional competition, potentially from new companies, including smaller emerging companies which could introduce new solutions and services, as well as other incumbent players in the healthcare industry or from other industries who could develop, or acquire, their own offerings and may have substantial resources and relationships to leverage. In particular, in light of the COVID-19 pandemic, existing or new competitors have developed or further invested in telemedicine and remote medicine programs and ventures, which would compete with our virtual care offerings. With the emergence of new technologies and market entrants, we expect to face increasing competition over time, which we believe will generally increase awareness of the need for modernized primary care models and other innovative solutions in the United States and globally.
The principal competitive factors in our industry include:
•patient engagement, satisfaction, and utilization;
•convenience, accessibility, and availability;
•brand awareness and reputation;
•technology capabilities including interoperability with legacy enterprise and health network infrastructures;
•ability to address the needs of employers and payers;
•ability to attract and retain quality providers;
•ability to reduce costs;
•level of participation in insurance plans;
•alignment with health networks;
•domain expertise in health care, technology, sales, and service;
•scalability of models; and
•operational execution abilities.
We believe that we compete favorably with our competitors on the basis of these factors and we believe the offerings of competitors inadequately address the needs of key stakeholders simultaneously or fail to do so at scale.
Sales and Marketing
Our sales and marketing initiatives focus on member growth through three primary avenues: directly acquiring consumer and Medicare members, working with Medicare agents and brokers, and signing agreements with employers that sponsor employee memberships as part of their benefits packages. We use sales and marketing strategies to reach consumers, Medicare eligibles, as well as enterprise benefits leaders. Enterprise marketing and sales strategies also include account-based marketing, business development initiatives, and client service teams focused on customer acquisition, employee enrollment, and member engagement. With a growing national model, we aspire to be the most loved brand in health care. We anchor our brand messaging on how we delight our members with human-centered, technology-powered care.
Consumer Sales & Marketing
When we market and sell directly to individuals who are not Medicare eligible, we initially focus on increasing brand awareness, followed by performance marketing targeted toward member enrollment.
Our marketing strategy in new markets is primarily centered on increasing overall brand awareness, familiarity, consideration, and ultimately enrollment. To achieve these objectives, we showcase our model via direct mail, print, digital, out-of-home, broadcast, and social media advertising. We also develop thought leadership content such as whitepapers, eBooks, and blog posts, and use public relations to secure earned media placements. Additionally, we participate in industry conferences, and may partner with media outlets, event venues, and local businesses to increase brand awareness.
As brand awareness increases in more established markets, we shift our efforts to performance marketing focused on both customer acquisition and engagement. Our performance marketing initiatives include customized task-based in-app messages and email communications to drive engagement among members, in addition to more targeted advertisements through direct mail, Google Search, YouTube, and social media for member acquisition.

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
We also work with channel partners such as health plans, payroll, and professional employer organizations to reach enterprise clients, including small and midsize businesses and early stage new businesses. Additionally, we partner with select regional and national benefits brokers and consultants to educate potential customers on our offerings.
After onboarding new enterprise accounts, we shift our focus to enrolling and engaging employees. These efforts include on-site visits to employers, enterprise email communications, and social media and other forms of performance marketing.
Medicare Sales & Marketing
Our growth strategy to the Medicare population is focused on balancing brand awareness and lead generation through paid media, organic activities, community/broker outreach, and an increasing focus on new channel growth primarily with telesales vendors. We create brand awareness through TV, radio, print, and out of home advertising, which is focused on telling our story and highlighting relationship-based care. We also add a variety of digital media and direct mail to drive lead generation and patient acquisition. We build fully integrated campaigns that vary by market based on market penetration, objectives, and market response rates to different initiatives.
In addition to paid media, we focus on organic media through Search Engine Optimization ("SEO") work, online reviews, and driving word of mouth through our patient base.
We also deploy a field sales team who manages community outreach and local presence. This team works with agents and brokers to educate them on our care model. They also look for opportunities to connect with prospects directly in the communities we serve. Lastly, we have utilized third party telesales vendors to help drive new sales.
Intellectual Property
We believe that our intellectual property rights are important to our business. We rely on a combination of trademarks, service marks, copyrights, trade secrets, and patent applications to protect our proprietary technology and other intellectual property. As of December 31, 2022, we exclusively own 15 registered trademarks in the United States, including One Medical, Iora and other marks, with additional registrations currently pending. In addition, we have registered domain names for websites that we use or may use in our business. As of December 31, 2022, we had no issued patents and two pending patent applications in the United States. Currently, we do not have patent protection for any of our proprietary technology, including our technology platforms, mobile app or web portal. As of December 31, 2022, we have registered copyright ownership of the Healthy Together Playbook, an important part of our Healthy Together return-to-work program helping employers to safely bring their workforce back together amidst the pandemic as well as patient and provider materials.
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

Telehealth Provider Licensing, Medical Practice, Certification, and Related Laws and Guidelines
Providers who provide professional medical services to a patient via telehealth must, in most instances, hold a valid license to practice medicine in the state in which the patient is located, unless there are applicable exceptions. Federal and state laws also limit the ability of providers to prescribe pharmaceuticals and controlled substances via telehealth. We have established systems for ensuring that our affiliated providers are appropriately licensed under applicable state law and that their provision of telehealth to our members occurs in each instance in compliance with applicable rules governing telehealth. Failure to comply with these laws and regulations could lead to adverse action against our providers, which could harm our business model and/or physician relationships and have a negative impact on our business.
Other Healthcare Laws
The False Claims Act and its implementing regulations include several separate criminal penalties for making false or fraudulent claims to non-governmental payers. The healthcare fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, which includes private payers. Violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government healthcare programs. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme, or device, or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. The federal government engages in significant civil and criminal enforcement efforts against healthcare companies under the False Claims Act and other civil and criminal statutes. False Claims Act investigations can be initiated not only by the government, but by private parties through qui tam (or whistleblower) lawsuits. Penalties for False Claims Act violations include fines ranging from $12,537 to $25,076 per false claim or statement (as of May 2022, and subject to annual adjustments for inflation), plus up to three times the amount of damages sustained by the federal government. Violations of the False Claims Act violations can also result in exclusion from participation in government healthcare programs. In addition, many states have adopted analogous or similar fraud and false claims laws.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, (1) inappropriate billing of services to government healthcare programs, (2) employing or contracting with individuals or entities who are excluded from participation in government healthcare programs, and (3) offering or providing Medicare or Medicaid beneficiaries with any remuneration, including full or partial waivers of co-payments and deductibles, that are likely to influence the beneficiary's selection of a particular provider, practitioner or supplier (subject to an exception for non-routine, unadvertised co-payment and deductible waivers based on individualized determinations of financial need or exhaustion of reasonable collection efforts).

State and Federal Health Information Privacy and Security Laws
We must comply with various federal and state laws related to the privacy and security of personal information, including health information. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (the "HITECH Act"), and its implementing regulations, establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of PHI. The affiliated professional entities are regulated as covered entities under HIPAA. HIPAA's requirements are also directly applicable to the contractors, agents, and other business associates of covered entities that create, receive, maintain, or transmit PHI in connection with their provision of services to covered entities. 1Life and its subsidiaries are business associates of the affiliated professional entities, health network partners, and other covered entities when performing certain administrative services on their behalf.
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
Fee Structure
Under most of the strategic partnership arrangements, the health system partners contract with one or more of our affiliated professional entities for professional clinical services and contract with 1Life for management, operational and administrative services, including billing and collection services and designing and managing the day-to-day administration of the business aspects of the primary care practices. Under these arrangements, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health system, and the health system receives the fees for the services provided, including those paid by members' insurance plans. In return for these professional clinical, management, operational and administrative services, we receive (i) fees from these health system partners primarily on a PMPM basis, which may be based on various factors such as visit rates, other primary care relationships our health system partners may have and the rates these health system partners receive from payers or (ii) fee-for-service payments based on our health system partners' health insurance contracts.
Term and Termination
The term of each strategic partnership arrangement is typically five or more years and automatically renews for additional two- to five-year terms unless either we or the health system partners decide not to renew. We or the health system partners generally may terminate a strategic partnership arrangement with 90 days' notice upon certain events such as uncured breach, mutual consent or a change in law that conflicts with the applicable arrangement. The strategic partnership arrangements generally may be terminated immediately upon certain events such as bankruptcy, exclusion, and, in some cases, business combinations involving us and a specified competing health system. Certain health system partners may also terminate upon their determination that we no longer meet their criteria for clinical partnership or the values or mission of the health system partner.
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
ACO REACH Program (formerly CMS' Direct Contracting Program) with CMS
We have entered into an agreement with CMS to participate in the ACO REACH Program. The ACO REACH Program is a new payment model in which CMS contracts directly with a limited number of organizations as Accountable Care Organizations, or ACOs, and is part of CMS’ strategy to improve quality of care and care coordination for traditional Medicare beneficiaries through value-based care models. We are one of this limited group of companies chosen by CMS to be an ACO and participate in the Global Risk component of the Program, which started on April 1, 2021 and will be tested over six years. The ACO REACH Program allows traditional Medicare beneficiaries to align to us in an At-Risk model in which we receive a capitated, per member per month payment for managing the health of the enrolled member that is based on a CMS benchmark.
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

Unbounded-Thinking. By staying open minded, creative and positive, we aim to push beyond constraints that have stymied those before us.

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
Compensation and Benefits
We are committed to fair and equitable compensation practices and, as a primary care company, we take a comprehensive approach to curating benefits for our employees to enable them to thrive personally and professionally. We also offer benefits that support an employee's mental, physical, financial and family well-being. Qualifying employees have access to a variety of benefits, including, medical, dental and vision coverage, childcare benefits, flexible spending accounts, financial wellness and planning, paid time-off and parental leave, life and disability insurance, 401(k) plan matching contributions and resources for health and wellness, including complimentary One Medical membership and access to One Medical Virtual Coaching and various employee assistance programs. We also offer a four-week Company-paid sabbatical to qualifying team members who reach five and 10 years of service with us to allow team members to pursue personal and professional development. In response to the COVID-19 pandemic, we have also implemented special paid-time-off policies for employees who need to quarantine due to exposure to COVID-19.

Diversity and Inclusion
We also recognize the importance of having a diverse and inclusive environment as part of our mission of transforming healthcare. We maintain a Diversity, Equity, Inclusion and Justice Committee to encourage best practices to foster diversity, equity, inclusion and social justice in the workplace. To help support career development for our Black, Indigenous and People of Color, or BIPOC, team members, we have implemented mentorship programs and have also implemented training programs to help advance our culture of diversity, inclusion, equity, and justice. We have established a Health Equity Domain Working Group that provides expertise on clinical best practices and education in a manner that respects the diversity of our patients and acknowledges the social determinants of health that impact their health.
As of December 31, 2022, we had 3,698 full-time employees and none of our employees were represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages due to labor disagreements.
Information about our Executive Officers
The names, ages as of December 31, 2022, and certain other information for each of our executive officers is as follows:

Name	Age	Position
Amir Dan Rubin	53	Chair, Chief Executive Officer and President
Bjorn B. Thaler	46	Chief Financial Officer
Andrew S. Diamond, M.D., Ph.D.*	52	Chief Medical Officer
Lisa A. Mango	55	General Counsel and Corporate Secretary
* Employee of One Medical Group, Inc., a consolidated One Medical PC. Dr. Diamond provides services to us pursuant to contractual arrangements with our Company and One Medical Group, Inc

Amir Dan Rubin has served as our Chief Executive Officer and President and as a member or Chair of our board of directors since September 2017. From January 2016 to August 2017, he served as an Executive Vice President at UnitedHealth Group, a publicly traded healthcare company. From January 2011 to January 2016, he served as President and Chief Executive Officer of Stanford Health Care, a private healthcare system associated with Stanford University. Mr. Rubin earned a B.A. in Economics with a minor in Business from the University of California, Berkeley, an M.H.S.A. in Health Services Administration from the University of Michigan, and an M.B.A. in Business Administration from the Ross School of Business at the University of Michigan. We believe that Mr. Rubin’s business expertise and his daily insight into corporate matters as our Chief Executive Officer and President qualify him to serve on our board of directors.
Bjorn Thaler has served as our Chief Financial Officer since April 2019. From November 2018 to March 2019, he was a Senior Vice President at CVS Health Corporation, a publicly traded retail pharmacy company. From September 2011 to November 2018, he was a Managing Director, and later a Vice President, at Aetna Inc., a managed healthcare company and now a subsidiary of CVS Health Corporation. Mr. Thaler earned a Master of Law at the University of Vienna, Faculty of Law, Austria, an International M.B.A. at the Darla Moore School of Business at the University of South Carolina and an International Master of Business from the Vienna University of Economics and Business, Austria.
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website, http://www.one medical.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the "SEC"). The SEC's website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
On July 20, 2022, we entered into a definitive merger agreement (the "Merger Agreement") with Amazon pursuant to which, subject to the terms and conditions of the Merger Agreement, if all of the conditions to closing are satisfied or waived, we will merge with a subsidiary of Amazon and become a wholly-owned indirect subsidiary of Amazon. Consummation of the Amazon Merger is subject to certain closing conditions and a number of the conditions are not within our control, and may prevent, delay, or otherwise materially and adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed Amazon Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed Amazon Merger to be consummated include, but are not limited to, the following:

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

•the potential loss of, and negative reactions from members, enterprise clients, health system partners, payers, suppliers, and other partners; and

•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Amazon Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.
The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price. If the Amazon Merger is not consummated and one or more of these events occur, such as payment of termination fees to Amazon or other significant transaction costs in connection with the proposed Amazon Merger, our cash balances and our ability to service payments under our convertible senior notes issued in May 2020 (the "2025 Notes") and other outstanding indebtedness at that time, including any borrowed amounts under our loan agreement with Amazon, could be materially and adversely impacted and our options for sources of financing or refinancing could be more limited than if we had not pursued the proposed Amazon Merger. See "Risks Related to Our Outstanding Notes." If the Amazon Merger is not completed, there can be no assurance that these risks will not materialize and will not materially and adversely affect our stock price, business, financial conditions, results of operations or cash flows.

Uncertainty about the Amazon Merger or negative publicity related to the Amazon Merger may adversely affect relationships with our members, enterprise clients, health system partners, payers, suppliers and employees, whether or not the Amazon Merger is completed.
In response to the announcement of the Amazon Merger, our existing or prospective members, enterprise clients, health system partners, payers, vendors, suppliers, landlords, and other business partners may:

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
The pendency of the Amazon Merger has resulted in and may continue to result in negative publicity and other adverse public statements about us and the proposed combination. Such negative publicity or adverse public statements, may also result in investigations by regulatory authorities, legislators, and law enforcement officials or in legal claims. Addressing any adverse publicity, governmental scrutiny, investigation or enforcement or other legal proceedings is time consuming and expensive and can divert the time and attention of our senior management from the day-to-day operation of our business and execution of our other strategic initiatives. Further, regardless of the factual basis for the assertions being made or the ultimate outcome of any investigation or proceeding, any negative publicity can have an adverse impact on our reputation and on the morale and performance of our employees and on our relationships with regulatory authorities. It may also have an adverse impact on our ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on our business, financial condition, and results of operations.
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

The ability to complete the Amazon Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause the Amazon Merger not to be completed within the expected timeframe, if at all.
There can be no assurance that the Amazon Merger will be completed in the expected timeframe, or at all. Completion of the Amazon Merger is conditioned upon, among other things, the expiration or termination of the required waiting period (and any extension thereof) applicable to the Amazon Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the "HSR Act"), and any voluntary agreement with the United States Federal Trade Commission (the "FTC"), or the Department of Justice Antitrust Division (the "DOJ"), not to consummate the Amazon Merger or other transactions contemplated by the Merger Agreement. In deciding whether to grant antitrust approvals, the FTC or DOJ, and other regulatory agencies will consider the effect of the Amazon Merger on competition or potential competition. The FTC, DOJ, or other regulatory agencies may condition their approval of the Amazon Merger on Amazon’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Amazon’s business following the Amazon Merger. If we and Amazon agree to these requirements, limitations, costs, divestitures, or restrictions, the ability to realize the anticipated benefits of the Amazon Merger may be impaired. We cannot provide any assurance that we or Amazon will obtain the necessary approvals or that any of the requirements, limitations, costs, divestitures, or restrictions to which we might agree will not have a material adverse effect on Amazon following the Amazon Merger. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay of or failure to close the Amazon Merger.
At any time before or after consummation of the Amazon Merger, notwithstanding the termination or expiration of the waiting period under the HSR Act, the FTC, DOJ or any state or foreign jurisdiction could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Amazon Merger, seeking divestiture of substantial assets of one or both of the parties, requiring the parties to license or hold separate assets or terminate existing relationships and contractual rights, or requiring the parties to agree to other remedies. Private parties may also seek to take legal action under the antitrust laws under certain circumstances, including by seeking to intervene in the regulatory process or litigate to enjoin or overturn regulatory approvals, any of which actions could significantly impede or even preclude obtaining required regulatory approvals. We cannot be certain that a challenge to the Amazon Merger will not be made or that, if a challenge is made, we will prevail.

Risks Related to Our Business and Our Industry

The coronavirus (COVID-19) pandemic has significantly impacted, and may continue to significantly impact our business, financial condition, results of operations and growth.
The global COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted and may continue to significantly impact our business, our industry and the global economy. While the full extent of the impacts of the COVID-19 pandemic may be difficult to predict or determine due to numerous evolving factors, we have seen and may continue to see adverse impacts on our operations, net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition, including from:

•reduced total billable visit volumes, temporary closures of certain offices, delays in openings of new medical offices, and delayed entry into new or expansion into existing geographies (in response to self-isolation practices, sustained remote work policies, quarantines, shelter-in-place requirements, and similar government orders);

•higher proportions of lower-revenue generating services and products, including billable remote visits, COVID-19 testing, and COVID-19 vaccinations, which may not be reimbursable or have lower average reimbursements relative to traditional in-office visits;

•deferral of healthcare by members and patients, which may result in difficulties completing comprehensive annual documentation of Medicare patient health conditions, future cost increases, deferred costs, and inability to accurately estimate costs for incurred but not yet reported medical services claims for our At-Risk members, and may negatively impact the health of our patients;

•increase in internal and third-party medical costs for care provided to At-Risk members suffering from COVID-19, which may be particularly significant given many of our members are under At-Risk arrangements in which we receive capitated payments and may be more pronounced as a result of potential future outbreaks or variants of COVID-19;

•negative impacts to the business, results of operations and financial condition of our health network partners and their ability or willingness to continue to pay us a fixed price PMPM if they receive reduced visit revenue due to decreases in billable utilization;

•inquiries, regulatory or governmental investigations or other disputes that result from our provision of COVID-19 vaccinations, arrangements entered into in reliance on related orders, laws, and regulations, or the failure of various waivers for limitations of liability or other provisions under such orders, laws, and regulations that apply to us;

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
Any continuation of the above factors and outcomes could harm our business, financial condition, results of operations, and growth.
We cannot assure you that our current billable volumes and membership levels will be sustained or that average reimbursement for billable services will return to pre-COVID-19 levels. As more of the U.S. population receives the COVID-19 vaccination, our COVID-19 testing volumes have also declined, which may negatively impact our membership and revenue. Further, new shelter-in-place, quarantine, executive order or related measures or practices may be reinstated by governments and authorities, including due to future waves of outbreak or emerging variant strains of COVID-19. Such measures and practices, if reinstated, could reduce our total billable volumes, negatively impact our health network partners and harm our results of operations, business, and financial condition.
We have adjusted many of our new programs to rapidly respond to the COVID-19 pandemic, including telehealth visits, testing and vaccine administration arrangements, in reliance on continuously evolving regulatory standards such as emergency orders, laws and regulations from federal, state, and local authorities, and the relaxation of certain licensure requirements and privacy restrictions for telehealth intended to permit health care providers to provide care and distribute COVID-19 vaccines to patients during the COVID-19 pandemic. To continue providing some of these new services and products, we will be required to comply with federal, state, and local rules, mandates, and guidelines, which are subject to rapid change and may vary across jurisdictions. We cannot assure you that such orders, laws, regulations, mandates, or guidelines will continue to apply or that regulators or other governmental entities will agree with our interpretations of these orders, laws, regulations, mandates, and guidelines. Failure to remain in compliance, or even the perception of non-compliance, may curtail or result in restrictions on our ability to provide any such services, result in time-consuming and potentially costly inquiries, disputes, or investigations (such as the vaccine inquiries discussed in Note 17, “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K (the "Vaccine Inquiries"), or inquiries from state and local public health departments), as well as damage to our reputation, any of which could harm our business, financial condition, and results of operations. We have cooperated with the requests from the Vaccine Inquiries as well as requests received from other governmental agencies, including with respect to our compensation practices and membership generation during the relevant periods. We are unable to predict the outcome or timeline of any residual inquiries or if any additional requests, inquiries, investigations or other government actions may arise relating to such circumstances. The Vaccine Inquiries, together with any additional inquiries, regulatory or governmental investigations or other disputes that result from our provision of COVID-19 vaccinations or any other arrangements entered into in reliance on these orders, laws and regulations, or the failure or reversal of various waivers for limitations of liability or other provisions under such orders, laws and regulations to apply to us could require us to divert resources or adjust certain new programs to ensure compliance and harm our reputation, business, financial condition, and results of operations.
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
We are dependent on a concentrated number of third-party payers with whom we contract to provide services to At-Risk members. Contracts with one such payer across multiple markets accounted for 27% of net revenue for the twelve months ended December 31, 2022. We believe that a majority of our net revenue will continue to be derived from a limited number of key payers, who may terminate their contracts with us for convenience on short-term notice, or upon the occurrence of certain events, some of which may not be within our control. The loss of any of our payer partners or the renegotiation of any of our payer contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with payers with respect to the services we provide and the terms of our payers' agreements. As the payers’ businesses respond to market dynamics, regulatory developments and financial pressures, and as payers make strategic business decisions with respect to the lines of business they pursue and programs in which they participate, certain of our payers may seek to renegotiate or terminate their agreements with us. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original payer contracts and consequently could negatively impact our net revenue, business, financial condition, results of operations, and prospects.
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
We are reliant upon contracts with certain third-party payers to receive reimbursement for some of the services we provide to patients, including value-based contracts from health insurance plans. The reimbursement process is complex and can involve lengthy delays. Although we recognize certain revenue when we provide services to our patients, we may from time to time experience delays in receiving the associated capitation payments or, for our patients on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that the member is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are also subject to claims reviews and/or audits by such third-party payers, including governmental audits of our Medicare claims, and may be required to repay these payers if a finding is made that we were incorrectly reimbursed. See “—Noncompliance with billing and documentation requirements could result in non-payment or subject us to audits, billing or other compliance investigations by government authorities, private payers or health network partners.” Third-party payers are also increasingly focused on controlling health care costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay our reimbursement claims. Furthermore, our business may be adversely affected by legislative initiatives aimed at or having the effect of reducing health care costs associated with Medicare and other changes in reimbursement policies. Delays and uncertainties in the reimbursement process may adversely affect our collection of accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs to support our liquidity needs, which could harm our business, financial condition, and results of operations.

A significant portion of our net revenue is based on Medicare’s risk adjustment payment system and is subject to review and audit, which could result in material adjustments to our results of operations.
CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS’ risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies and, indirectly, subcontracted providers like us, capture, collect and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. This risk adjustment payment system has an indirect impact on the payments we receive from our contracted Medicare Advantage payers. Although we, and the payers with which we contract, have auditing and monitoring processes in place to collect and provide accurate risk adjustment data to CMS for these purposes, that program may not be sufficient to ensure accuracy.
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

•changes to mandated benefits or other changes in healthcare laws, regulations, and practices;

•increased costs attributable to specialist physicians, hospitals, and ancillary providers;

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
Private third-party payers, including health maintenance organizations ("HMOs"), preferred provider organizations and other managed care plans, as well as medical groups and independent practice associations that contract with HMOs, pay for the services that we provide to many of our members. As a substantial proportion of our members are commercially insured or covered under Medicare Advantage plans with our contracted payers, if any third-party payers reduce their reimbursement rates or elect not to cover some or all of our services, our business may be harmed. Typically, our affiliated professional entities that provide medical services enter into contracts with certain of these payers either directly, or indirectly through certain of our health network partners, which allow them to participate in the payers’ respective networks and set forth reimbursement rates for services rendered thereunder. As a result, our ability to maintain or increase patient volumes covered by private third-party payers and to maintain and obtain favorable contracts with private third-party payers significantly affects our revenue and operating results. See also “—We are dependent upon a limited number of key existing payers and loss of contracts with those payers, disruptions in those relationships or the inability of such payers to maintain their contracts with CMS, could adversely affect our business, financial condition, results of operations, and prospects.”
Private third-party payers often use plan structures, such as narrow networks or tiered networks, to encourage or require members to use in-network providers. In-network providers typically provide services through private third-party payers for a lower negotiated rate or other less favorable terms. Private third-party payers generally attempt to limit the delivery of services out-of-network by requiring members to pay higher co-payment, co-insurance and/or deductible amounts for out-of-network care. Additionally, private third-party payers have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disallowing the assignment of payment from members to out-of-network providers (i.e., sending payments directly to members instead of to out-of-network providers), capping or establishing out-of-network benefits payable to members that do not cover billed charges for services, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws. If we become out-of-network for payer products and networks, our business could be harmed and our revenue could be reduced because patients could stop using our services.

If reimbursement rates paid by Medicare or other federal or state healthcare programs are reduced, if changes in the rules governing such programs occur, or if government payers otherwise restrain our ability to obtain or provide services to patients, our business, financial condition and results of operations could be harmed.\
A significant portion of our revenue comes from government healthcare programs, principally Medicare, either through Medicare Advantage plans or directly, including through the Center for Medicare and Medicaid Innovation's ("CMMI's"), Global and Professional Direct Contracting Program (the "GPDC Program"), which CMMI announced has been redesigned and renamed the ACO Realizing Equity, Access, and Community Health Program (the "ACO REACH Program "), which took effect January 1, 2023. In addition, many commercial payers base their reimbursement rates on the published Medicare rates or are themselves reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on the continuation of Medicare programs, including Medicare Advantage and the ACO REACH Program (starting January 1, 2023), as well as the levels of government funding provided therewith. Any changes that limit or reduce the ACO REACH Program , Medicare Advantage, or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
The Medicare program and its reimbursement rates and rules, are also subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative rulings or executive orders, interpretations and determinations, requirements for utilization review and government funding restrictions, each of which may materially and adversely affect the rates at which CMS reimburses us for our services, as well as affect the cost of providing service to patients and the timing of payments to our affiliated professional entities. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. The final impact of the Medicare Advantage rates can vary from any estimate we may have and may be further impacted by the relative growth of our Medicare Advantage patient volumes across certain geographies as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the Medicare Advantage rates on our business, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows. In addition, our Medicare Advantage revenues may continue to be volatile in the future which could have a material adverse impact on our business, results of operations, financial condition, and cash flows.
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
We are unable to predict the effect of recent and future policy changes on our operations. Recent legislative, judicial and executive efforts to enact further healthcare reform legislation have also caused many core aspects of the current U.S. healthcare system to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, judicial, or executive changes, particularly any changes to the Medicare Advantage program, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
There is additional uncertainty around the future of the ACO REACH Program. The ACO REACH Program has been developed by CMS as a means to test various financial risk sharing arrangements in the Medicare program over a four-year period, from January 1, 2023 through December 31, 2026. CMS may make additional, material changes to the ACO REACH

Program in the intervening years or, at the end of that four-year period, CMS may not extend or replace the ACO REACH Program with a similar program that we are eligible to participate in, which may have a material adverse effect on our business.

The ACO REACH Program is a new CMS program and we therefore may not be able to realize its expected benefits.
In 2022, CMMI announced the GPDC Program was being renamed and rebranded to ACO REACH as of January 1, 2023 and would continue to be part of CMMIs’ strategy to test the next evolution of risk-sharing arrangements to produce value and high quality health care by permitting accountable care organizations ("ACOs") to participate in value-based care arrangements with beneficiaries in Medicare fee-for-service. The ACO REACH Program began its first performance period on January 1, 2023. We currently have two entities participating in the Global track of the ACO REACH Program.
Given the recent enactment of the ACO REACH Program, we cannot assure you that we will be successful or able to comply with the new requirements of the ACO REACH Program and we may not be able to realize the expected benefits of the new program. For example, we may encounter difficulties calibrating our historical medical expense estimates to this new beneficiary population, which has not chosen to participate in risk-based care arrangements (unlike Medicare Advantage beneficiaries) and thus may utilize medical services differently than our current members.
While we have invested and expect to continue to invest significant time and resources to meet the requirements of and adapt to the ACO REACH Program, beneficiaries assigned to us under the ACO REACH Program may not generate revenue as expected, initially or at all, and we cannot assure you that the model will allow us to achieve the same financial outcomes on Medicare fee-for-service beneficiaries as we do on our existing patients. Additionally, adding new members through the ACO REACH Program will also require absorbing new members into our affiliated professional entities, which may strain resources or negatively affect our quality of care.
We cannot assure you that our current participation in the ACO REACH Program will be successful or that we will be able to continue to participate in the ACO REACH Program in the future. We also cannot assure you that our participation in the ACO REACH Program will expand our total addressable market in the manner that we expect.

Our business model and future growth are substantially dependent on the success of our strategic relationships with health network partners, enterprise clients, and distribution partners.
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

Health network partnerships also comprise a significant portion of our revenue. For example, under certain health network partnership contracts, we closely collaborate with a health network on certain strategic initiatives such as the expansion of practice sites in a particular jurisdiction or service area, and clinical and digital integration between our primary care and their specialty care services. Our contracts with health network partners can sometimes be bespoke, with varying terms across health network partners. However, many contracts provide for fees on a PMPM basis or a fee-for-service basis. Under contracts providing for PMPM fees, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. If we do not adequately satisfy the objectives of our partners or perform against contractual obligations, we may lose revenue under the applicable health network partner contract and the health network partner may become dissatisfied with the terms or our performance under the contract, which could result in its early termination or amendment, if permitted, and as a result, harm to our business and results of operations, including a reduction in net revenue. Even regardless of our performance under the contracts, we cannot guarantee that our health network partners will continue to be satisfied with the terms or circumstances under existing contracts, particularly given constraints and challenges posed by the COVID-19 pandemic. We have experienced contractual disputes and renegotiations, including with respect to delays in payments due to us, with health network partners in the past and may experience additional disputes and renegotiations in the future. In certain situations, we may need to take legal or other action to enforce our contractual rights, which may strain relationships with our partners, further delay payments owed to us, make us less attractive for potential or future partners and harm our business, results of operations, and reputation. Certain contracts with health network partners can be exclusive in the applicable jurisdiction; as a result, in new potential geographies, should we pursue a health network partnership, we would need to successfully contract with a sufficiently competitively viable health network partner, as we may not be able to terminate any such contract for several years without penalty or be able to partner with other health network partners in the same geographies due to competitive pressures or lack of counterparties. If we are unable to successfully continue our strategic relationships with our health network partners on terms favorable to us or at all, or if we do not successfully contract with health network partners in new jurisdictions, our business and results of operations could be harmed.
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

•the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations (collectively, "HIPAA"), and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

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

•state laws pertaining to anti-kickback, fee splitting, self-referral, and false claims, some of which are not limited to relationships involving government-funded programs; and

•state laws governing healthcare entities that bear financial risk.
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws requires us to implement controls across our entire organization and it may prove costly and challenging to monitor and enforce compliance. In particular, given the prevalence of laws, rules and regulations restricting the corporate practice of medicine in certain of the states that we operate, we are prohibited from interfering with or inappropriately influencing providers’ professional judgment and are typically reliant on the providers and other healthcare professionals at our affiliated professional entities to operate in compliance with applicable laws related to the practice of medicine and the provision of healthcare services. The risk of our being found in violation of healthcare laws and regulations is increased by the fact that many of them have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes complex and open to a variety of interpretations. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, recoupments of overpayments, imprisonment, loss of enrollment status, and exclusion from the Medicare and Medicaid programs.
To enforce compliance with the federal laws, the U.S. Department of Justice and the Office of Inspector General for the U.S. Department of Health and Human Services ("HHS"), regularly scrutinize healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. The operation of medical practices is also subject to various state laws enforced by state regulators, including state attorneys general, boards of professional licensure and departments of health. A review of our business by judicial, law enforcement, regulatory or accreditation authorities could result in challenges or actions against us that could harm our business and operations. Responding to and managing government investigations or any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert resources and management’s attention from the operation of our business and result in adverse publicity. Moreover, if one of our health system partners or another third party fails to comply with applicable laws and becomes the target of a government investigation, government authorities could require our cooperation in the investigation, which could cause us to incur additional legal expenses and result in adverse publicity.
In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $12,537 to $25,076 per false claim or statement (as of May 2022, and subject to annual adjustments for inflation), healthcare providers often resolve allegations without admissions of liability for significant amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.
Further, our ability to provide our full range of services in each state is dependent upon a state’s treatment of telehealth and emerging technologies (such as digital health services), which are subject to changing political, regulatory, and other influences. Many states have laws that limit or restrict the practice of telehealth, such as laws that require a provider to be licensed and/or physically located in the same state where the patient is located. Failure to comply with these laws could result in denials of reimbursement for our services (to the extent such services are billed), recoupments of prior payments, professional discipline for our providers or civil or criminal penalties.
The laws, regulations and standards governing the provision of healthcare services may change significantly in the future and may harm our business and operations. For example, we have had to adapt our business as a result of the CARES Act and other emergency orders, laws, and regulations enacted in response to the COVID-19 pandemic. We have also had to adapt our business in response to new laws relating to abortion and reproductive rights which may impact our current healthcare practices. While some of these changes have allowed us to rapidly respond to evolving situations, they have also required us to adapt to new offerings, processes, and procedures. We cannot assure you that such emergency orders, laws, and regulations will continue to apply or that regulators or other governmental entities will agree with our interpretation of these matters under applicable law. The Vaccine Inquiries or any other regulatory or governmental investigations or other disputes as a result of these arrangements, or the failure of various waivers for limitations of liability or other provisions under such emergency orders, laws, and regulations to apply to us could divert resources and harm our reputation, business, financial condition, and results of operations.

If the prevalence of private health insurance coverage declines, including due to a decline in the prevalence of employer-sponsored health care, our revenue may be reduced.
We currently derive a significant portion of our revenue from members acquired under contracts with enterprise clients that purchase health care for their employees (either via insurance or self-funded benefit plans). A large part of the demand for our solutions and services among enterprise clients depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees. While the percentage of employers who are self-insured has been increasing over the past decade, this trend may not continue. Over time, employees may also increasingly decide to obtain their own insurance through state-sponsored insurance marketplaces rather than through their employers. While such employees may remain members, our reimbursement from providing services to these members would likely decrease. Employees who obtain their own insurance may also cancel their memberships, which may decrease the fees we receive under our contracts with health network partners as fewer members engage in their healthcare networks. If any of these trends accelerate, there is no guarantee that we would be able to compensate for the loss in revenue derived from enterprise clients and health network partners by increasing retail member acquisition. A decline in overall prevalence of private health insurance coverage, including due to the passage of healthcare reform proposals such as “Medicare for All,” could further harm our revenue, particularly if accompanied by a reduction in employer-sponsored health insurance. In addition, health network partners who rely on patient use of their networks, particularly specialty care, through our contracts with them, may become dissatisfied with the terms under the applicable contract and seek to amend or terminate, or elect not to renew, these contracts. In these cases, our business, financial condition, and results of operations would be harmed.

If we fail to cost-effectively develop widespread brand awareness and maintain our reputation, or if we fail to achieve and maintain market acceptance for our healthcare services, our business could suffer.
We believe that developing and maintaining widespread awareness of our brand and maintaining our reputation for providing access to high quality and efficient health care in a cost-effective manner is critical to attracting new members, enterprise clients, and health network partners, maintaining existing members, clients and partners, and thus growing our business and revenue. Market acceptance of our solutions and services and member acquisition depends on educating people, as well as enterprise clients and health networks, as to the distinct features, ease-of-use, positive lifestyle impact, cost savings, quality, and other perceived benefits of our solutions and services as compared to traditional or competing healthcare access options, and our ability to directly market our solutions or services to the employees of our enterprise clients. In particular, market acceptance is highly dependent on sufficient geographic market saturation of medical offices, whether we are in-network with payers, customization of healthcare services, and word of mouth and informal member referrals. While we are in-network with CMS and our health network partners, shortfalls in any of the above areas, the loss or dissatisfaction of a significant contingent of our members or patients, adverse media reports or negative feedback about our solutions and services may substantially harm our brand and reputation, inhibit widespread adoption of our solutions and services, reduce our revenue from enterprise clients and health networks, and impair our ability to attract new or maintain existing members and patients.
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
We have incurred significant losses in each period since our inception. We incurred net losses of $254.6 million and $397.8 million for the years ended December 31, 2021 and 2022, respectively. As of December 31, 2022, we had an accumulated deficit of $1.016 billion. Our net losses and accumulated deficit reflect the substantial investments we made to acquire new health network partners and members, build our proprietary network of healthcare providers, and develop our technology platform. We intend to continue scaling our business to increase our enterprise client, member and provider bases, broaden the scope of our health network and other partnerships, and expand our applications of technology through which members can access our services. Accordingly, we anticipate that our cost of care and other operating expenses will continue to increase in the foreseeable future. Moreover, as we sign up new At-Risk members for whom we are responsible for managing a range of healthcare services and associated costs, our medical claims expense for such members may be higher relative to the Capitated Revenue earned or any excess revenue over medical claims expense may not be enough to cover our cost of care or other operating expenses. Our efforts to scale our business and manage the health of At-Risk members may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior net losses, combined with our expected future net losses, have had and will continue to have a negative impact on our total (deficit) equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our net revenue depends in part on the number of members enrolled or patient visits, and a decrease in member utilization of our services could harm our business, financial condition and results of operations.
Historically, we have relied on patient visits for a substantial portion of our net revenue. For the years ended December 31, 2021 and 2022, net fee-for-service revenue accounted for 29% and 15% of our net revenue, respectively. As we develop additional digital health solutions through our mobile platform and continue providing and expanding availability of remote visits, we cannot guarantee that our members will consistently make in-office visits in addition to using our digital health solutions. Further, it may be difficult for us to accurately forecast future patient in-office visits over time, which may vary across geographies and depend on patient demographics within a given market. In part due to the reduction of in-office visits observed due to COVID-19, we have introduced billable remote visits. We cannot predict with any certainty the number of remote billable services and their impact on our in-office visits. As remote billable services on average generate lower reimbursement than in-office visits, this may impact our operations and financial results. In addition, we will continue to rely on our reputation and recommendations from members and key enterprise clients to promote our solutions and services to potential new members. A substantial portion of our members hold subscriptions through their respective employers with which we have membership arrangements. The loss of any of our key enterprise clients, or a failure of some of them to renew or expand their arrangements with us, including due to cost-saving measures in the face of macroeconomic uncertainty, could have a significant impact on the growth rate of our revenue. Individual members may also decide not to renew their memberships due to reduced discretionary income as a result of inflationary pressures. If we are unable to attract and retain sufficient members in any given market, we may have reduced visits, which could harm our results of operations, reduce our revenue, and harm our business.
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

•health care or expert medical service tools developed by well-financed health plans which may be provided to health plan customers at discounted prices; and

•other companies providing healthcare-focused products and services, including companies offering specialized software and applications, technology platforms, care management and coordination, digital health, telehealth and telemedicine, and health information exchange.
Our competitive success and growth, which can be measured in part by retention of existing members and gaining of new members in both existing and target geographies, are contingent on our ability to simultaneously address the needs of key stakeholders efficiently while delivering superior outcomes at scale compared with competitors. Over the years, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers, and diagnostic imaging centers has increased significantly in the geographic areas in which we serve and may provide services similar to those we offer. Some of our existing and potential competitors may be larger, have greater name recognition, have longer operating histories, offer a broader array of services or a larger or more specialized medical staff, provide newer or more desirable facilities or have significantly greater resources than we do. Some of the clinics and medical offices that compete with us are also owned by government agencies or not-for-profit organizations that can finance capital expenditures and operations on a tax-exempt basis. In addition, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. Driven in part by the COVID-19 pandemic, existing or new competitors have developed or further invested in telemedicine and remote medicine programs and ventures, which would compete with our virtual care offerings. Also, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger member or patient base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare market, which would limit our member and patient growth. In light of these factors, even if our solution is more effective than those of our competitors, current or potential members, health network partners, and enterprise clients may accept competitive solutions in lieu of purchasing our solution.
Our enterprise clients or health network partners may also elect to terminate their arrangements with us and enter into arrangements with our competitors, particularly in primary care, to the extent they are more favorable from a fee or price perspective or provide greater exposure to, or volume of, patients. In addition, in any geographic area, we may enter into an exclusive contractual arrangement with a single health network partner, which could allow competitors to contract with other health network partners in the same area and gain market share for potential patients. Competitors may also be better positioned to contract with leading health network partners in our target geographies, including existing geographies, after our current contracts expire. If our competitors are better able to attract patients, contract with health network partners, recruit providers, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in member volumes and net revenue. Competition from specialized providers, health plans, medical practices, digital health companies, and other parties will result in continued member acquisition and patient visit and utilization volume pressure, which could negatively impact our revenue and market share.
Competition in our industry also involves consumer perceptions of quality and pricing, rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer requirements. As access to hospital performance data on quality measures, patient satisfaction surveys, and standard charges for services increases, healthcare consumers also have more tools to compare competing providers. If any of our affiliated professional entities achieve poor results (or results that are lower than our competitors’) on quality measures or patient satisfaction surveys, or if our standard charges are or are perceived to be higher than our competitors, we may attract fewer members. Moreover, if we are unable to keep pace with the evolving needs of our clients, members, and partners and continue to develop, enhance, and market new applications and services in a timely and efficient manner, demand for our solutions and services may be reduced and our business and results of operations would be harmed. We cannot guarantee that we will possess the resources, either financial or personnel, for the research, design, and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, we cannot assure you that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we are unable to successfully compete in the healthcare market, our business would be harmed.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may imply future growth, which could have a negative impact on our business, financial condition, and results of operations.
We have experienced significant growth in our recent history. Future revenue may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow members in existing geographies, expand into new geographies, expand our service offerings, and grow our health network partnerships while maintaining high quality and efficient services. We are continually executing a number of growth initiatives, strategies, and operating plans designed to enhance our business. For example, we are expanding our strategic relationships with health network partners to build integrated delivery networks for broad access to their networks of specialists and hospitals. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. We may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. We can provide no assurances that even if our key metrics indicate future growth, we will continue to grow our revenue or to generate net income. Moreover, our continued implementation of these programs may disrupt our operations and performance. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, and operating plans negatively impact our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, and results of operations may be harmed. We also have limited experience operating our business under economic conditions characterized by high inflation or in economic recessions. We are currently operating in a more volatile inflationary environment due to macroeconomic conditions. Any future economic recessions may introduce new challenges to our business, for which we may not be able to adequately anticipate and plan . Certain of our longer-term strategic initiatives may also be obstructed or have unintended effects in the event of an economic recession, which we may not be able to predict.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase proportionally or at all, and we may be unable to implement our business strategy.
We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 1,340 employees as of December 31, 2018 to 3,698 employees as of December 31, 2022. We have also increased our customer and membership bases significantly over the past few years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. In particular, in order for our providers to provide quality healthcare services and longitudinal care to patients and avoid burn-out, we need to provide them with adequate IT and technology support, which requires sufficient staffing for these areas. In addition, as we expand in existing geographies and move into new geographies, we will need to attract and retain an increasing number of quality healthcare professionals and providers. Failure to retain a sufficient number of providers may result in overworking of existing personnel leading to burn-out or poor quality of healthcare services. In addition, our strategy is to provide longitudinal care to members and patients, which requires substantial time and attention from our providers. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel, and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.
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
Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, internal systems, processes or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities, and result in loss of employees and reduced productivity of remaining employees. In order to manage the increasing complexities of our business, we will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. We may not be able to successfully implement and scale improvements to our systems, processes and controls or in connection with third party software in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated as the number of transactions continues to grow. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud, including any fraudulent activities conducted or facilitated by our employees or the providers or staff at our affiliated professional entities. Any of these events could result in our expenses increasing more than expected, lack of growth or slower than expected growth in our revenue, and inability to implement our business strategies. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain members, clients, and partners.
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
The success of our business depends in significant part on the number, availability, and quality of licensed primary care providers employed or contracted by our affiliated professional entities. Providers employed or contracted with our affiliated professional entities are free to terminate their association at any time. In addition, although providers who own interests in affiliated professional entities are generally subject to agreements restricting them from owning an interest in competitive facilities or transferring their ownership interests in the affiliated professional entity without our consent, we may not learn of, or may be unsuccessful in preventing, our provider partners from acquiring interests in competitive facilities or making transfers without our consent. Moreover, in certain states in which we operate, such as California, non-competition and other restrictive covenants may be limited in their enforceability, particularly against physicians and providers.
If we are unable to recruit and retain providers and other healthcare professionals, our business and results of operations could be harmed and our ability to grow could be impaired. In any particular geographical location, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our members or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, provider groups, and healthcare providers. We may also experience attrition in our primary care providers due to our proposed Amazon Merger.
We expect to encounter increased competition from health insurers and private equity companies seeking to acquire providers in the geographies where we operate practices and, where permitted by law, employ providers. In some geographies, provider recruitment and retention are affected by a shortage of providers and the difficulties that providers can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Providers may also leave our affiliated professional entities or perceive them as providing a poor quality of life if our affiliated professional entities do not adequately manage causes of provider burnout and workload, some of which we have little to no control over under the administrative services agreements ("ASAs"). Our business is dependent on providing longitudinal and long-term care for members and requires providers to consistently follow members over time, track overall long-term health and, in certain geographies, be available 24/7 for virtual care questions and services. If we are unable to efficiently manage provider workload and capacity to provide longitudinal and long-term care, our providers may depart and our patients may experience lower quality of care, which would harm our business. Furthermore, our ability to recruit and employ providers is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited providers are limited by the Stark law, the Anti-kickback Statute, state anti-kickback statutes and related regulations. If we are unable to attract and retain sufficient numbers of quality providers by providing adequate support personnel, technologically advanced equipment and facilities that meet the needs of those providers and their patients, memberships and patient visits may decrease, our enterprise clients may alter or terminate their membership contracts with us and our operating performance may decline.

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
The operations of our affiliated professional entities are dependent on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists and lab technicians, as well as our providers. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of nurses and providers in certain disciplines and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient volumes, which would have a corresponding negative impact on our net revenue. In addition, while none of our employees are represented by a labor union as of December 31, 2022, our employees may seek to be represented by one or more labor unions in the future. If some or all of our employees were to become unionized, it could increase labor costs, among other expenses, and may require us to adjust our employee policies and protocols. Further, labor is subject to external factors that are beyond our control, including the competitive market for skilled workers and leaders in the healthcare industry, cost inflation, the COVID-19 pandemic and workforce participation rates. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could harm our business.

In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, expand our services in new geographic locations, enhance our operating infrastructure and existing solutions and services and potentially acquire complementary businesses and technologies. For the years ended December 31, 2021 and 2022, our net cash used in operating activities was $88.6 million and $211.8 million, respectively. As of December 31, 2022, we had $215.4 million of cash and cash equivalents and $47.0 million of marketable securities, which are held for working capital purposes. As of December 31, 2022, we had $316.3 million aggregate principal amount of debt outstanding under our 3.0% convertible senior notes due in May 2025 (the "2025 Notes").
As of December 31, 2022, we have also deferred payroll taxes in the amount of $5.0 million and received $4.3 million in grants as part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), through the Provider Relief Fund ("PRF") of HHS, to help offset the impact of increased healthcare related expenses and lost revenues attributable to the COVID-19 pandemic. We are not required to repay this grant, provided we attest to and comply with certain terms and conditions, including the use of PRF funds for only permitted purposes and only after funds from other sources obligated to reimburse recipients have been applied. If we are unable to attest to or comply with current or future terms and conditions, our ability to retain some or all of the PRF funds received may be impacted.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, membership renewal activity and growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services, expansion of services to new geographic locations, addition of new health network partners and the continuing market acceptance of our healthcare services. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. The Merger Agreement with Amazon contains certain covenants that may restrict or limit our ability to raise capital, including through a debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Moreover, refinancing our debt or taking a number of other actions under the terms of the indenture governing the 2025 Notes could have the effect of diminishing our ability to make payments on the notes when due.
Any debt financing secured by us in the future, including pursuant to the Loan Agreement with Amazon, could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, incur additional debt and to pursue business opportunities, including potential acquisitions or other strategic transactions. In addition, during times of economic instability or volatility in, the credit and financial markets in the United States and worldwide, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.

Our revenues have historically been concentrated among our top customers, and the loss of any of these customers could reduce our revenues and adversely impact our operating results.
Historically, our revenue has been concentrated among a small number of customers. In 2021 and 2022, our top three customers accounted for 32% and 43% of our net revenue, respectively. These customers included commercial payers and a health network partner. The loss of one or more of these customers could reduce our revenue, harm our results of operations and limit our growth.

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

•seasonal and other variations in the timing and volume of patient visits, such as the historically higher volume of use of our service during peak cold and flu season months or due to COVID-19;

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

•our ability to effectively estimate the potential costs of medical services incurred, including under our at-risk arrangements, and the adequacy of our reserves for such incurred but not reported claims for medical services, in either case including due to increased visits and costs following a future COVID-19 outbreak, which could result in fluctuations in our quarterly results and may not accurately reflect the underlying performance of our business within a given period;

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
In addition, revenues associated with our At-Risk arrangements are subject to significant estimation risk related to reserves for incurred but not reported claims. If the actual claims expense differs significantly from the estimated liability due to differences in utilization of healthcare services, the amount of charges and other factors, it could negatively impact our revenue and have a material adverse impact on our business, results of operations, financial condition and cash flows. For example, future outbreaks of COVID-19 may significantly increase actual claims which are difficult to forecast or predict, and as a result, may cause estimated liability to differ significantly. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our common stock.

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
The Merger Agreement with Amazon provides for certain restrictions on our activities until the Effective Time (as defined in the Merger Agreement) or until the Merger Agreement is terminated, including restrictions on our ability to acquire any business. We may seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. For example, we completed our acquisition of Iora in an all-stock transaction and our stockholders incurred substantial dilution. For additional risks related to the acquisition of Iora, please refer to "—Risks Related to the Acquisition of Iora." The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We have limited experience acquiring or investing in businesses, applications and services or technologies and may not have the experience or capabilities to successfully execute such transactions or integrate them following consummation.
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

•limited experience in making acquisitions and integrating acquired businesses or assets;

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
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. healthcare market is subject to significant variables, including a changing regulatory environment and population demographic, which can be difficult to measure, estimate or quantify. Our business depends on member acquisition and retention, which further drives revenue from our contracts with health network partners. Estimates and forecasts of these factors in any given market is difficult and affected by multiple variables such as population growth, concentration of enterprise clients and population density, among other things. Further, we cannot assure you that we will be able to sufficiently penetrate certain market segments included in our estimates and forecasts, including due to limited deployable capital, ineffective marketing efforts or the inability to develop sufficient presence in a given market to gain members or contract with employers and health network partners in that market. Once we acquire a consumer or enterprise member, apart from fixed annual membership fees and payments from health care partners, we primarily derive revenue from patient in-office visits, which may be difficult to forecast over time, particularly as our billable service mix continues to expand. Finally, our contractual arrangements with health network partners typically have highly tailored capitation and other fee structures which vary across health network partners and are dependent on either the number of members that receive healthcare services in a health network partner’s network or the volume and expense of the care received by At-Risk members. As a result, we may not be able to accurately forecast revenue from our health network partners. For these reasons, the estimates and forecasts in this Annual Report relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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
Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act ("ACA"), made major changes in how health care is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured populations in the United States. ACA, among other things, increased the number of individuals with Medicaid and private insurance coverage.

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
We are also impacted by the Medicare Access and CHIP Reauthorization Act, under which physicians must choose to participate in one of two payment formulas, Merit-Based Incentive Payment System ("MIPS"), or Alternative Payment Models ("APMs"). Beginning in 2019, MIPS allows eligible physicians to receive upward or downward adjustments to their Medicare Part B payments based on certain quality and cost metrics, among other measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law.
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
We have identified what we believe are areas of government regulation that, if changed, could be costly to us. These include: fraud, waste and abuse laws; rules governing the practice of medicine by providers; licensure standards for primary care providers and behavioral health professionals; laws limiting the corporate practice of medicine and professional fee splitting; laws, regulations, and other requirements applicable to the Medicare program (including any CMMI programs in which we may participate); tax laws and regulations applicable to our annual membership fees; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees (including developments in California that have expanded the scope of workers that are treated as employees instead of independent contractors); and tax and other laws encouraging employer-sponsored health insurance and group benefits. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

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
From time to time in the ordinary course of business, governmental agencies and private payers also conduct audits of healthcare providers like us. For example, as a result of our participation in the Medicare program, including through CMS' ACO REACH Program, we are also subject to various governmental inspections, reviews, audits and investigations to verify our compliance with the Medicare program and applicable laws and regulations. We also periodically conduct internal audits and reviews of our regulatory compliance and our health network partners can also conduct audits under their agreements with us. Such audits could result in the incurrence of additional costs and diversion of management’s time and attention. In addition, such audits could trigger repayment demands based on findings that our services were not medically necessary, were billed at an improper level or otherwise violated applicable billing requirements or contractual terms. Our failure to comply with rules related to billing or adverse findings from such audits could result in, among other penalties:

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
Compliance with privacy, data protection and information security laws and regulations in the United States could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, as the various regulatory frameworks for privacy, data protection and information security continue to develop and as regulatory guidance evolves, uncertainties exist as to their application, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from our interpretation, or from one jurisdiction to another, and may conflict with other rules and subject our business practices to uncertainty.
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
Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personal information, including health information. For example, various states, such as California and Massachusetts, have implemented privacy laws and regulations that in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our health network partners and enterprise clients and potentially exposing us to additional expense, adverse publicity and liability. The cost of compliance could be significant and require investments to enhance our technology and security infrastructure. In addition, in certain situations, regulators, partners, clients and consumers may disagree with our analysis of, and response to, data-related incidents and our execution of obligations under the laws, which may cause disputes, liability and negative publicity and harm our business, operations and prospects. In particular, some laws, such as the California Consumer Privacy Act of 2018 ("CCPA"), and the California Privacy Rights Act of 2020 ("CPRA"), allow for a private right of action and statutory damages, which may motivate plaintiffs’ attorneys to file class action claims, which can be resource-intensive and costly to defend.
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
We outsource important aspects of the storage and transmission of personal information and PHI, and thus rely on third parties to manage functions that have material cybersecurity risks. We require our vendors who handle personal information and PHI to contractually commit to safeguarding personal information and PHI such as by signing information protection addenda and/or business associate agreements, as applicable, to the same extent that applies to us and require such vendors to undergo security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of employees’, contractors’, patients’ and members’ personal information and PHI. Any violation of applicable laws, regulations or policies by these parties, including violations that cause us to incur significant liability and put sensitive data at risk, could in turn harm our business.
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

As public and regulatory focus on privacy issues continues to increase, we expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security. For example, the CCPA requires companies to, without limitation, provide specific disclosures in privacy notices, afford California residents certain rights related to their personal information, and requires businesses subject to the CCPA to implement certain measures to effectuate California residents' rights to their personal information. The CCPA allows for statutory fines for noncompliance. The CPRA which went into effect on January 1, 2023, builds upon the CCPA, affords consumers expanded privacy rights and protections and expands the CCPA's scope to include rights for a covered business's employees and independent contractors, as well. Further the CPRA establishes a new agency in California, the California Privacy Protection Agency, solely focused on implementing and enforcing California's data privacy laws.
Colorado and Virginia have passed similar consumer privacy laws that have or are expected to go into effect in 2023. The potential effects of state privacy, data protection and information security laws are far-reaching and could require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Further, obligations under new laws and regulations may not be clear, creating uncertainty and risk despite our efforts to comply. If we fail, or are perceived to have failed, to address or comply with our privacy, data protection and information security obligations, we could be subject to governmental enforcement actions such as investigations, fines, penalties, audits, or inspections, class action or other litigation, contract breach claims, additional reporting requirements and/or oversight, bans on processing personal information, orders to destroy or not use personal information, reputational harm and imprisonment of company officials.
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
In March 2020, HHS, the Office of the National Coordinator for Health Information Technology ("ONC"), and CMS finalized and issued complementary rules that are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking. The rules include changes to ONC’s health information technology ("IT") certification program and create significant new requirements for healthcare providers and health IT developers. For example, an ONC rule that went into effect in April 2021 prohibits healthcare providers, health IT developers of certified health IT, health information exchanges or health information networks from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, also known as “information blocking.” Additional requirements under the final rules have and may continue to come into effect in 2023. We may be required to expend significant resources or to modify our services and features in order to comply with these new rules. Failure to comply with these rules could result in significant fines, withdrawal of health IT certifications and negative publicity, among other consequences, which could have a material adverse effect on our business, results of operations and financial condition.

Individuals may claim our call and text messaging services are not compliant with applicable law, including the Telephone Consumer Protection Act.
We call and send short message service, or SMS, text messages to members and potential members who are eligible to use our service. While we obtain required consent from these individuals to call and send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our call and SMS texting practices are not adequate to comply with, or violate applicable law, including the Telephone Consumer Protection Act ("TCPA"). The TCPA imposes specific requirements relating to the marketing to individuals leveraging technology such as telephones, mobile devices and texts. TCPA violations can result in significant financial penalties as businesses can incur civil forfeiture penalties or criminal fines imposed by the Federal Communications Commission or be fined for each violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. Our call and SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct call and SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. While we strive to adhere to strict policies and procedures, the Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our call or SMS text messaging violate the TCPA could subject us to civil penalties, could require us to change some portions of our business and could otherwise harm our business. Even an unsuccessful challenge by members, consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.

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
Additionally, any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third-party providers’ systems or our own systems to handle current or higher volumes of use could significantly harm our business. The reliability and performance of our third-party providers’ systems and services may be harmed by increased usage or by ransomware, denial-of-service attacks or related cyber incidents, which has increased due to more opportunities created by remote work. Any errors, failures, interruptions or delays experienced in connection with these third-party services or our own systems could hurt our ability to deliver our services platform and damage our relationships with health network partners, enterprise clients and members and expose us to third-party liabilities, which could in turn harm our competitive position, business, financial condition, results of operations and prospects.

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
A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including, but not limited to, social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, employee negligence or human errors, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, strategic security objectives or applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services. Our remote workforce also poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.
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
Certain privacy, data protection and information security obligations, whether imposed by law or by clients, partners or vendors with whom we work, may require us to implement and maintain specific security and data privacy measures, industry-standard or reasonable security measures to protect our information technology systems and data, and to provide certain end-user rights in connection with their data. Our vendors, clients, partners and members may also demand that we adopt additional security or data privacy measures or make further security or data privacy investments, which may be costly and time-

consuming. Such failures or breaches of our or our third-party vendors', clients' and partners' security or data privacy measures, or our or our third-party vendors’, clients' and partners' inability to effectively resolve such failures or breaches in a timely manner, could disrupt the operation of our technology and business, adversely affect customer, partner, member or investor confidence in us, result in breach of contract claims, severely damage our reputation and reduce the demand for our services. Under certain circumstances, it could also impact the availability of our mobile app or related updates on various software platforms. Applicable privacy, data protection and security information obligations may require us to notify relevant stakeholders of privacy and security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. In addition, we could face litigation, significant damages for contract breach or other breaches of law, significant monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial or preventive measures. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability. Adequate insurance may not be available in the future at acceptable costs or at all and coverage disputes could also occur with our insurers. If security and privacy claims are not fully covered by insurance, they could result in substantial costs to us, which could harm our business. Insurance coverage would also not address the reputational damage that could result from a security incident. If an actual or perceived breach or inadequacy of our or our third-party vendors’ security occurs, or if we or our third-party vendors are unable to effectively resolve a breach in a timely manner, we could lose current and potential members, partners and clients, which could harm our business, results of operations, financial condition and prospects.

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
As of December 31, 2022, we are qualified to operate in, and file income tax returns in, 24 states as well as Washington, D.C. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest to the extent the Company has taxable income in prior periods may adversely impact our results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or net operating loss ("NOLs"), to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2022, we have $1.205 billion of federal net operating loss carryforwards and $1.225 billion of state and local net operating loss carryforwards. The federal net operating loss carryforwards of $997.8 million arising after 2017 carry forward indefinitely, but the deduction for these carryforwards is limited to offset 80% of current-year taxable income. The federal net operating loss carryforwards of $207.1 million from pre-2018 will begin to expire in 2025. The state and local net operating loss carryforwards begin to expire in 2024. The Company has identified $25.2 million and $31.0 million of the above federal and state net operating losses, respectively, in certain affiliated professional entities that will expire unused due to prior ownership changes. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP and specifies that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services; this new accounting standard also impacted the recognition of sales commissions. Changes in accounting standards and interpretations or in our accounting assumptions and judgments could significantly impact our consolidated financial statements and our reported financial position and financial results may be harmed if our estimates or judgments prove to be wrong, assumptions change, or actual circumstances differ from those in our assumptions. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm our business.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be harmed.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, liability for medical claims incurred in the period but not yet reported (“IBNR”), valuation and related impairment recognition of intangible assets and goodwill, and stock-based compensation. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

There are significant risks associated with estimating revenue under our At-Risk arrangements with certain payers, and if our estimates of revenues are materially inaccurate, it could negatively impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.
We recognize revenue net of risk shares and adjustments in the month in which eligible members are entitled to receive healthcare benefits during the contract term. Since the start of 2020, we have expanded our at-risk payer relationships from one major payer to 10 Medicare Advantage payers and the Direct Contracting Program with CMS (ACO REACH as of January 1, 2023) by the end of 2022 across the 10 geographies where we have At-Risk members. Due to reporting lag times and other factors, significant judgment is required to estimate risk adjustments to PMPM fees received from such payers for At-Risk members. The billing and collection process with payers is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payer issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for our patients, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payers. Revenues associated with Medicare programs are also subject to estimation risk related to the amounts not paid by the primary government payer that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health insurance plan secondary coverage or the patient. Collections, refunds and payer retractions typically continue to occur for up to three years and longer after services are provided. Inaccurate estimates of revenues could negatively impact the timing and the amount of our revenue recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.

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
Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock, which has in the past been volatile. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because companies reliant on technology solutions have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

As a result of being a public company, we are obligated to maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our company and, as a result, the value of our common stock.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. In particular, we are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The process of compiling the system and process documentation necessary to perform the evaluation required under Section 404 is costly and challenging. Also, we currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to support ongoing work to comply with Section 404.
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
We have incurred and expect to continue to incur substantial expenses in connection with integrating Iora's business, operations, networks, systems, technologies, policies and procedures of Iora with our business, operations, networks, systems, technologies, policies and procedures.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our headquarters are located in San Francisco, California and consist of approximately 60,874 square feet of leased space. Our lease on this space expires on July 31, 2029. As of December 31, 2022, we also leased approximately 1,003,303 square feet of clinical space for our subsidiaries and affiliated professional entities including pursuant to our ASAs. We believe that our headquarters and other offices are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

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
Holders of Record
As of the close of business on February 13, 2023, there were approximately 323 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

	1/31/20 (1)	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
1Life Healthcare Inc	$100.00	$82.24	$164.57	$128.50	$197.78	$177.07	$149.80	$91.75	$79.61	$50.20	$35.52	$77.71	$75.71
S&P 500	$100.00	$80.43	$96.96	$105.61	$118.45	$125.76	$136.51	$137.31	$152.45	$145.44	$122.02	$116.06	$124.84
S&P Health Care	$100.00	$89.77	$101.97	$107.95	$116.62	$120.32	$130.44	$132.31	$147.09	$143.30	$134.83	$127.85	$144.21

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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds from Registered Securities
On January 30, 2020, our registration statement on Form S-1 (File No. 333-235792) relating to the initial public offering of our common stock was declared effective by the SEC. Pursuant to such registration statement, we issued and sold an aggregate of 20,125,000 shares of our common stock at a price of $14.00 per share for aggregate cash proceeds of approximately $258.2 million, net of underwriting discounts and commissions and offering costs, which includes the full exercise by the underwriters of their option to purchase additional shares of common stock. No payments for offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10%

or more of any class of our equity securities, or (iii) any of our affiliates. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as joint-bookrunning managers for the offering.
There has been no material change in the expected use of the net proceeds from our initial public offering, as described in our final prospectus filed with the SEC on February 3, 2020 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report. This discussion includes both historical information and forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. Our results of operations include the results of operations of Iora for the period from the close of our acquisition on September 1, 2021 onward. Our actual results may differ materially from management’s expectations and those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, our ability to timely and successfully achieve the anticipated benefits and potential synergies of our acquisition of Iora Health, Inc. and the continuing impact of the COVID-19 pandemic, societal and governmental responses and macroeconomic challenges and uncertainties. including inflationary pressures, as well as those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. In addition, this Annual Report includes forward-looking statements about the occurrence of any event, change, or other circumstance that could delay or prevent closing of the proposed Amazon Merger or give rise to the termination of the Merger Agreement pertaining to the Amazon Merger. The forward-looking statements contained herein do not assume the consummation of the proposed transaction with Amazon unless specifically stated otherwise.
Overview
Our mission is to transform health care for all through our human-centered, technology-powered model. Our vision is to delight millions of members with better health and better care while reducing the total cost of care. We are a membership-based primary care platform with seamless digital health and inviting in-office care, convenient to where people work, shop, live, and click. We are disrupting health care from within the existing ecosystem by simultaneously addressing the frustrations and unmet needs of key stakeholders, which include consumers, employers, providers, and health networks.
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
Our focus on simultaneously addressing the unfulfilled needs and frustrations of key stakeholders has allowed us to consistently grow the number of members we serve. From December 31, 2016 through December 31, 2022, inclusive of our acquisition of Iora, we grew our membership by 207%. During the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2017, inclusive of our acquisition of Iora, our net revenue grew 491%, our digital interactions grew 243%, and the number of in-office visits grew 52%. As of December 31, 2022, we have grown to approximately 836,000 total members including 796,000 Consumer and Enterprise members and 40,000 At-Risk members, 221 medical offices in 27 markets, and have greater than 9,000 enterprise clients across the United States.
Proposed Acquisition by Amazon
On July 20, 2022, we entered into the Merger Agreement with Amazon. Subject to the terms and conditions of the Merger Agreement, Amazon will acquire the Company for $18 per share in an all-cash transaction valued at approximately $3.9 billion, including the Company’s net debt. As a result of the Amazon Merger, subject to the terms and conditions of the Merger Agreement, the Company will merge with a subsidiary of Amazon and become a wholly-owned indirect subsidiary of Amazon. The consummation of the Amazon Merger is subject to a number of closing conditions, including, among others, the receipt of certain regulatory approvals, as well as other customary closing conditions.
Under the Merger Agreement, and pursuant to an Interim Loan and Guaranty Agreement (the "Loan Agreement"), Amazon has agreed to provide senior unsecured interim debt financing to the Company in an aggregate principal amount of up to $300.0 million to be funded in up to ten tranches of $30.0 million per month, beginning on March 20, 2023 until the earlier of the closing of the Amazon Merger and the termination of the Merger Agreement pursuant to its terms, with a maturity date of 24 months after the termination of the Merger Agreement pursuant to its terms. Among other terms and conditions, the Company has agreed to certain restrictive covenants and events of default customary for transactions of this type in connection with the debt financing. We intend to draw on the Loan Agreement, beginning March 2023, if the Amazon Merger has not closed prior to that date.
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
See the section titled “Risk Factors—Risks Related to our Proposed Transaction with Amazon” included under Part I, Item 1A of this Annual Report on Form 10-K for more information regarding the risks associated with the Amazon Merger.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has impacted and may continue to impact our operations, and net revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity, and overall financial condition.
If some of the precautionary measures related to the COVID-19 pandemic are reinstated or some of the challenges related to the COVID-19 pandemic resurface, such actions or events may present additional challenges to our business, financial condition, and results of operations. As a result, we cannot assure you that our recent increase in membership, aggregate reimbursement, and revenue are indicative of future results or will be sustained, including following the COVID-19 pandemic, or that we will not experience additional impacts associated with COVID-19, which could be significant. Additionally, it is unclear what the impact of the COVID-19 pandemic will be on future utilization, medical expense patterns, and the associated impact on our business.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes various tax and lending provisions, among others. Under the CARES Act, we received income grants of $1.8 million and $2.6 million from the Provider Relief Fund administered by the Department of Health and Human Services (“HHS”), which we recognized as Grant income during the years ended December 31, 2021 and 2020, respectively. The Company did not receive any income grants from HHS during the year ended December 31, 2022. Please see Note 5, "Revenue Recognition" to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Our Business Model
Our business is driven by growth in Consumer and Enterprise members, and At-Risk members (see also "Key Metrics and Non-GAAP Financial Measures"). We have developed a modernized membership model based on direct consumer enrollment and third-party sponsorship. Our membership model includes seamless access to 24/7 digital health paired with inviting in-office care routinely covered by most health care payers. Consumer and Enterprise members join either individually as consumers by paying an annual membership fee or are sponsored by a third party. At-Risk members are members for whom we are responsible for managing a range of healthcare services and associated costs. Digital health services are delivered via our mobile app and website, through such modalities as video and voice encounters, chat, and messaging. Our in-office care is delivered in our medical offices, and, as of December 31, 2022, we had 221 medical offices, compared to 182 medical offices as of December 31, 2021.
We derive net revenue, consisting of Medicare revenue and commercial revenue, from multiple stakeholders, including consumers, employers, and health networks such as health systems and government and private payers.

Medicare Revenue
Medicare revenue consists of (i) Capitated Revenue and (ii) fee-for-service and other revenue that is not generated from Consumer and Enterprise members.
We generate Capitated Revenue from At-Risk arrangements with Medicare Advantage payers and CMS. Under these At-Risk arrangements, we generally receive capitated payments, consisting of each eligible member’s risk adjusted health care premium PMPM, for managing a range of healthcare services and associated costs for such members. The risk adjusted health care premium PMPM is determined by payers and based on a variety of patients' factors such as age and demographic benchmarks, and further adjusted to reflect the underlying complexity of a member’s health conditions. These fees give us revenue economics that are contractually recurring in nature for a majority of our Medicare revenue. Capitated Revenue represents 98% of Medicare revenue and 49% of total net revenue, respectively, for the year ended December 31, 2022.
We generate fee-for-service and other revenue from fee-for-service visits for Other Patients not covered under At-Risk arrangements and from certain payers for clinical start-up, administration, or on-going coordination of care activities associated with providing care to At-Risk members and other Medicare patients.
Commercial Revenue
Commercial revenue consists of (i) partnership revenue, (ii) net fee-for-service revenue, and (iii) membership revenue.
We generate our partnership revenue from (i) our health network partners with whom we have clinically and digitally integrated, primarily on a PMPM basis, (ii) largely fixed price or fixed price per employee contracts with enterprise clients for medical services, and (iii) COVID-19 on-site testing services for enterprise clients, schools and universities where we typically bill such customers a fixed price per service performed. For our health network arrangements that provide for PMPM payments, when our medical offices provide professional clinical services to covered members, we, as administrator, perform billing and collection services on behalf of the health network, and the health network receives the fees for services provided, including those paid by members’ insurance plans. In those circumstances, we earn and receive payments from the health network partners in lieu of per visit fees for services from member office visits. See “Business—Our Health Network Partnerships” in Part I, Item 1 of this Annual Report on Form 10-K.
Our net fee-for-service revenue primarily consists of reimbursements received from our members' or other patients' health insurance plans or those with billing rates based on our agreements with our health network partners for healthcare services delivered to Consumer and Enterprise members on a fee-for-service basis.
We generate our membership revenue through the annual membership fees charged to either consumer members or enterprise clients, as well as fees paid for our One Medical Now service offering. As of December 31, 2022, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month.
Our membership fee revenue and partnership revenue are contractual and, with the exception of our COVID-19 on-site testing services, generally recurring in nature. Membership revenue and partnership revenue as a percentage of commercial revenue was 70% and 63% for the years ended December 31, 2022 and 2021, respectively. Membership revenue and partnership revenue as a percentage of total net revenue was 34% and 50% for the years ended December 31, 2022 and 2021, respectively.
Key Factors Affecting Our Performance
•Acquisition of Net New Members. Our ability to increase our membership will enable us to drive financial growth as members drive our commercial revenue and Medicare revenue. We believe that we have significant opportunities to increase members in our existing geographies through (i) new sales to consumers and enterprise clients, (ii) expansion of the number of enrolled members, including dependents, within our enterprise clients, (iii) expansion of the number of At-Risk members, including Medicare Advantage participants or Medicare members for which we are at risk as a result of CMS' Direct Contracting Program (now redesigned and renamed the ACO REACH Program), (iv) expansion of Medicare Advantage payers, with whom we contract, and (v) adding other potential services.

•Components of Revenue. Our ability to maintain or improve pricing levels for our memberships and the pricing under our contracts with health networks will also impact our total revenue. As of December 31, 2022, our list price for new members for an annual consumer membership was $199. Our enterprise clients typically pay a discounted fee collected in advance, based on a rate per employee per month. In geographies where our health network partners pay us on a PMPM basis for Consumer and Enterprise members, to the extent that the PMPM rate changes, our partnership revenue will change. Similarly, if the largely fixed price or number of employees covered by fixed price per employee arrangements change, our partnership revenue will also change. Our net fee-for-service revenue is dependent on (i) our billing rates and third-party payer contracted rates through agreements with health networks, (ii) the mix of members who are commercially insured, and (iii) the nature and frequency of visits. Our net fee-for-service revenue may also change based on the services we provide to commercially insured Other Patients as defined in "Key Metrics and Non-GAAP Financial Measures" below. Our Medicare revenue is dependent on (i) the percentage of members in at-risk contracts, (ii) our contracted percentage of premium, (iii) our ability to accurately document the acuity of our At-Risk members, and (iv) the services we provide to Other Patients who are Medicare participants. In the future, we may add additional services for which we may charge in a variety of ways. To the extent the net amounts we charge our members, patients, partners, payers, and clients change, our net revenue will also change.
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
•Seasonality. Seasonality affects our business in a variety of ways, including seasonal trends such as influenza and COVID-19.
Medicare Revenue: We recognize Capitated Revenue from At-Risk members ratably over their period of enrollment. We typically experience the largest portion of our At-Risk member growth in the first quarter, as the Medicare Advantage enrollment from the prior Medicare Annual Enrollment Period (“AEP”) becomes effective January 1. Throughout the remainder of the year, we can continue to enroll new At-Risk members predominantly through (i) new Medicare Advantage enrollees joining us outside AEP, (ii) through expanding the Medicare Advantage plans we are participating in, (iii) adding additional geographies where we participate in At-Risk arrangements, and (iv) aligning additional Medicare patients to us as part of our ACO REACH participation.
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

	Year Ended December 31,
	2022	2021	2020
	(in thousands except for members)
Members (as of the end of the period)
Consumer and Enterprise	796,000	703,000	549,000
At-Risk	40,000	33,000	—
Total	836,000	736,000	549,000
Net revenue	$1,045,547	$623,315	$380,223
Care margin	$184,389	$188,133	$145,264
Adjusted EBITDA	$(144,101)	$(34,858)	$(13,890)

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
Consumer and Enterprise Members
A Consumer and Enterprise member is a person who has registered with us and has paid for membership for a period of at least one year or whose membership has been sponsored by an enterprise or other third party under an agreement having a term of at least one year. Consumer and Enterprise members do not include trial memberships, our virtual only One Medical Now users, or any temporary users. Our number of Consumer and Enterprise members depends, in part, on our ability to successfully market our services directly to consumers and to employers that are not yet enterprise clients and our activation rate within existing clients. Consumer and Enterprise members may include individuals who are: (i) Medicare-eligible and (ii) have paid for a membership or whose membership has been sponsored by an enterprise or other third party. Consumer and Enterprise members do not include any At-Risk members as defined below. Consumer and Enterprise members help drive commercial revenue. As of December 31, 2022, we had 796,000 Consumer and Enterprise members.
At-Risk Members
An At-Risk member is a person for whom we are responsible for managing a range of healthcare services and associated costs. At-Risk members help drive Medicare revenue. As of December 31, 2022, we had 40,000 At-Risk members.
Members (in thousands)*

422
455
475
511
549
598
621
715
736
767
790
815
836
32
33
39
40
40
40
422
455
475
511
549
598
621
683
703
728
750
775
796
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Consumer and Enterprise Members
At-Risk Members

*Number of members is shown as of the end of each period.
Other Patients
An “Other Patient” is a person who is neither a Consumer and Enterprise member nor an At-Risk member, and who has received digital or in-person care from us over the last twelve months. As of December 31, 2022, we had 7,000 Other Patients.

Medical Claims Expense Ratio
We define Medical Claims Expense Ratio as medical claims expense divided by Capitated Revenue. The nature of our contracting with Medicare Advantage payers and CMS requires us to be financially responsible for a range of healthcare services of our At-Risk members. Our care model focuses on leveraging the primary care setting as a means of reducing unnecessary or avoidable health care costs and balancing our cost of care with the impact of our service levels on medical claims expense. We are liable for potentially large medical claims should we not effectively manage our At-Risk members’ health. We therefore consider the Medical Claims Expense Ratio to be an important measure to monitor our performance. As we sign up new At-Risk members or open new offices to serve these members, our Medical Claims Expense Ratio is likely to increase initially due to a potential increase in medical claims expense from a lag in improvement in health outcomes with member tenure. Similarly, there may be a lag in adequately documenting the health status of our members, resulting in different Capitated Revenue compared to what is indicated by the health status of an At-Risk member. See "Risk Factors—Risks Related to Taxation and Accounting Standards" included under Part I, Item 1A of this Annual Report on Form 10-K for additional information on risks related to estimates and judgments about liability for medical claims that are incurred but not yet reported. We believe that the Medical Claims Expense Ratio for a given set of At-Risk members can improve over time as we help improve their health outcomes relative to their underlying health conditions. The following table provides a calculation of the Medical Claims Expense Ratio for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)	(in thousands)
Medical claims expense	$419,659	$116,543
Capitated Revenue	$517,395	$126,609
Medical Claims Expense Ratio	81%	92%
Medical Claims Expense Ratio Cohort Trends: 2018 (and prior) to 2022
The following graph presents the historical Medical Claims Expense Ratio and includes our performance in the ACO Reach Program beginning in 2022. We believe the 2018 and prior to 2022 cohorts are a fair representation of our overall patient population because they include patients across geographies and demographics.

Historical Medical Claims Expense Ratio
120%
100%
80%
60%
40%
20%
0%
97%
91%
79%
77%
71%
97%
85%
83%
71%
98%
91%
73%
109%
81%
93%
2018 & Prior Member Cohort
2019 Member Cohort
2020 Member Cohort
2021 Member Cohort
2022 Member Cohort
Cohort Year
2018 Performance Year
2019 Performance Year
2020 Performance Year
2021 Performance Year
2022 Performance Year (1)

(1) The 2022 performance year data includes Medicare Advantage and the ACO REACH Program (formerly CMS' Direct Contracting Program).

The following graph presents our At-Risk members by sign-up year and includes members from the ACO REACH Program beginning in 2022. We believe the 2018 and prior to 2022 cohorts are a fair representation of our overall patient population because they include patients across geographies and demographics.

2022 Member Cohort
2021 Member Cohort
2020 Member Cohort
2019 Member Cohort
2018 & Prior Member Cohort
2018 Performance Year
2019 Performance Year
2020 Performance Year
2021 Performance Year
2022 Performance Year (1)

(1) The 2022 performance year data includes Medicare Advantage and the ACO REACH Program (formerly CMS' Direct Contracting Program).
Care Margin
We define Care Margin as income or loss from operations excluding depreciation and amortization, general and administrative expense, and sales and marketing expense. We consider Care Margin to be an important measure to monitor our performance, specific to the direct costs of delivering care. We believe this margin is useful to both us and investors to measure whether we are effectively pricing our services and managing the health care and associated costs, including medical claims expense and cost of care, of our At-Risk members successfully.
The following table provides a reconciliation of loss from operations, the most closely comparable GAAP financial measure, to Care Margin:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Loss from operations	$(419,695)	$(243,484)	$(71,359)
Sales and marketing*	97,065	61,994	36,967
General and administrative*	415,834	323,127	157,282
Depreciation and amortization	91,185	46,496	22,374
Care margin	$184,389	$188,133	$145,264
Care margin as a percentage of net revenue	18%	30%	38%

*Includes stock-based compensation

Adjusted EBITDA
We define Adjusted EBITDA as net income or loss excluding interest income, interest and other income (expense), depreciation and amortization, stock-based compensation, change in the fair value of our redeemable convertible preferred stock warrant liability, provision for (benefit from) income taxes, certain legal or advisory costs, and acquisition and integration costs that we do not consider to be expenses incurred in the normal operation of the business. Such legal or advisory costs may include but are not limited to expenses with respect to evaluating potential business combinations, legal investigations, or settlements. Acquisition and integration costs include expenses incurred in connection with the closing and integration of acquisitions, which may vary significantly and are unique to each acquisition. We started to exclude prospectively from our presentation certain legal or advisory costs from the first quarter of 2021 and acquisition and integration costs from the second quarter of 2021, because amounts incurred in the prior periods were insignificant relative to our consolidated operations. We include Adjusted EBITDA in this Annual Report because it is an important measure upon which our management assesses and believes investors should assess our operating performance. We consider Adjusted EBITDA to be an important measure to both management and investors because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to Adjusted EBITDA, calculated as set forth above:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net loss	$(397,847)	$(254,641)	$(89,421)
Interest income	(2,015)	(798)	(1,809)
Interest and other income (expense)	11,681	13,757	13,434
Depreciation and amortization	91,185	46,496	22,374
Stock-based compensation	146,916	112,298	35,095
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	6,560
Provision for (benefit from) income taxes	(31,514)	(1,802)	(123)
Legal or advisory costs (1) (2)	547	16,514	—
Acquisition and integration costs	36,946	33,318	—
Adjusted EBITDA	$(144,101)	$(34,858)	$(13,890)

(1)	Approximately $5.6 million of the legal or advisory costs relate to a legal settlement during the year ended December 31, 2021. See Note 17 "Commitments and Contingencies".

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
Capitated Revenue. We generate Capitated Revenue from At-Risk arrangements with payers including Medicare Advantage plans and CMS. Under these At-Risk arrangements, we receive capitated payments, consisting of each eligible member’s risk adjusted health care premium per month, for managing a range of healthcare services and associated costs for such members. The risk adjusted health care premium per month is determined by payers and based on a variety of a patient's factors such as age and demographic benchmarks, and further adjusted to reflect the underlying complexity of a member’s health conditions. Capitated Revenue is recognized in the month in which eligible members are entitled to receive healthcare benefits during the contract term. We expect our Capitated Revenue to increase as a percentage of total net revenue in future periods.
Fee-For-Service and Other Revenue. We generate fee-for-service and other revenue from fee-for-service visits for Other Patients not covered under At-Risk arrangements and from certain payers for clinical start-up, administration, and on-going coordination of care activities associated with providing care to At-Risk members and other Medicare patients.
Partnership Revenue. We generate partnership revenue from (i) our health network partners primarily on a PMPM basis, (ii) largely fixed price or fixed price per employee contracts with enterprise clients for medical services, and (iii) COVID-19 on-site testing services for enterprise clients, schools and universities for which we typically bill such customers a fixed price per service performed. Under our partnership arrangements, we generally receive fees that are linked to PMPM, fixed price, fixed price per employee, fixed price per service or capitation arrangements. All partnership revenue is recognized during the period in which we are obligated to provide professional clinical services to the member, employee or participant, as applicable, and associated management, operational, and administrative services to the health network partner, enterprise client, schools, and universities.
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
Grant Income. Under the CARES Act, we were eligible for and received grant income from the Provider Relief Fund administered by HHS during the years ended December 31, 2021 and 2020. The purpose of the payment is to reimburse us for healthcare-related expenses or lost revenues attributable to COVID-19. The Company did not receive any income grants from the HHS for the year-ended December 31, 2022.
The following table summarizes our Company's net revenue by primary source as a percentage of net revenue. Amounts may not sum due to rounding.

	Year Ended December 31,
	2022	2021	2020
Net revenue:
Capitated revenue	49%	20%	—%
Fee-for-service and other revenue	1%	0.5%	—%
Total Medicare revenue	51%	21%	—%
Partnership revenue	25%	36%	42%
Net fee-for-service revenue	15%	29%	39%
Membership revenue	10%	14%	18%
Grant income	—%	0.3%	0.7%
Total commercial revenue	49%	79%	100%
Total net revenue	100%	100%	100%
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
Cost of Care, Exclusive of Depreciation and Amortization
Cost of care primarily includes provider and support employee-related costs for both virtual and in-office care, occupancy costs, medical supplies, insurance, and other operating costs. Providers include doctors of medicine, doctors of osteopathy, nurse practitioners, physician assistants, and behavioral health specialists. Support employees include registered nurses, phlebotomists, health coaches, and administrative assistants assisting our members with all non-medical related services. Virtual care includes video visits and other synchronous and asynchronous communication via our app and website. A large portion of these costs are relatively fixed regardless of member utilization of our services. As we open new offices, and expand into new geographies, we expect cost of care to increase. Our cost of care, exclusive of depreciation and amortization, also excludes stock-based compensation.
Sales and Marketing
Sales and marketing expenses consist of employee-related expenses, including salaries and related costs, commissions and stock-based compensation costs for our employees engaged in marketing, sales, account management, and sales support. Sales and marketing expenses also include advertising production and delivery costs of communications materials that are produced to generate greater awareness and engagement among our clients and members, third-party independent research, trade shows and brand messages and public relations costs.
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
General and Administrative
General and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation for all employees, except sales and marketing teams, which are included in the sales and marketing expenses. In addition, general and administrative expenses include corporate technology, occupancy costs, legal, and professional services expenses.
We expect our general and administrative expenses to increase over time due to the additional costs associated with continuing to grow our business.

Depreciation and Amortization
Depreciation and amortization consist primarily of depreciation of property and equipment and amortization of capitalized software development costs.
Other Income (Expense)
Interest Income
Interest income consists of income earned on our cash and cash equivalents, restricted cash, and marketable securities.
Interest and Other Income (Expense)
Interest and other income (expense) consists of interest costs associated with our notes payable issued pursuant to our convertible senior notes (the “2025 Notes”). Interest and other income (expense) also consists of remeasurement adjustment related to our indemnification asset. Upon the close of the Iora acquisition, as part of the merger agreement (the "Iora Merger Agreement"), certain shares of our common stock were placed into a third-party escrow account to satisfy any then pending and unsatisfied or unresolved claim for indemnification for any indemnifiable loss incurred by us pursuant to the indemnity provisions of the Iora Merger Agreement. The indemnification asset is subject to remeasurement at each reporting date until the shares are released from escrow, with the remeasurement adjustment reported as interest and other income (expense) in our consolidated statement of operations. Interest and other income (expense) also consists of the gain recognized upon the settlement of contingent consideration.
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
The consolidated statement of operations for the year ended December 31, 2020 includes the operations of the joint venture through the date of deconsolidation. The consolidated balance sheets as of December 31, 2022 and December 31, 2021 and the consolidated statement of operations for the years ended December 31, 2022 and 2021 do not include the operations of the joint venture.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

	Year Ended December 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Net revenue:
Medicare revenue	$528,909	51%	$129,979	21%
Commercial revenue	516,638	49%	493,336	79%
Total net revenue	1,045,547	100%	623,315	100%
Operating expenses:
Medical claims expense	419,659	40%	116,543	19%
Cost of care, exclusive of depreciation and amortization shown separately below	441,499	42%	318,639	51%
Sales and marketing (1)	97,065	9%	61,994	10%
General and administrative (1)	415,834	40%	323,127	52%
Depreciation and amortization	91,185	9%	46,496	7%
Total operating expenses	1,465,242	140%	866,799	139%
Loss from operations	(419,695)	(40)%	(243,484)	(39)%
Other income (expense), net:
Interest income	2,015	—%	798	—%
Interest and other income (expense)	(11,681)	(1)%	(13,757)	(2)%
Total other income (expense), net	(9,666)	(1)%	(12,959)	(2)%
Loss before income taxes	(429,361)	(41)%	(256,443)	(41)%
Provision for (benefit from) income taxes	(31,514)	(3)%	(1,802)	—%
Net loss	$(397,847)	(38)%	$(254,641)	(41)%

(1)Includes stock-based compensation, as follows:

	Year Ended December 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollar amounts in thousands)
Sales and marketing	$3,618	—%	$4,136	1%
General and administrative	143,298	14%	108,162	17%
Total	$146,916	14%	$112,298	18%

Comparison of the Years Ended December 31, 2022 and 2021
Net Revenue

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollar amounts in thousands)
Net revenue:
Capitated revenue	$517,395	$126,609	$390,786	309%
Fee-for-service and other revenue	11,514	3,370	8,144	242%
Total Medicare revenue	528,909	129,979	398,930	307%
Partnership revenue	257,309	224,051	33,258	15%
Net fee-for-service revenue	157,239	181,811	(24,572)	(14)%
Membership revenue	102,090	85,711	16,379	19%
Grant income	—	1,763	(1,763)	(100)%
Total commercial revenue	516,638	493,336	23,302	5%
Total net revenue	$1,045,547	$623,315	$422,232	68%

Medicare revenue increased $398.9 million for the year ended December 31, 2022 compared to the same period in 2021. The increase was mainly due to (i) twelve months of revenue contribution in 2022 from our acquired Iora business as compared with four months of revenue contribution in 2021; (ii) an increase in the number of At-Risk members in 2022 compared to 2021; and (iii) an increase in PMPM fees.
Commercial revenue increased $23.3 million, or 5%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase in Consumer and Enterprise members by 93,000, or 13%, from 703,000 as of December 31, 2021 to 796,000 as of December 31, 2022, partially offset by a decrease in total billable visits, driven by a reduction in COVID-19 related visits.
Partnership revenue increased $33.3 million, or 15%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily a result of the new and expanded partnerships with health networks, new and expanded on-site medical services for enterprise clients and an increase in Consumer and Enterprise members, partially offset by a decrease in COVID-19 on-site testing services for employers, schools and universities during the year ended December 31, 2022.
Net fee-for-service revenue decreased $24.6 million, or 14%, for the year ended December 31, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease in total billable visits, driven by a reduction in COVID-19 related visits.
Membership revenue increased $16.4 million, or 19%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase in Consumer and Enterprise members by 93,000, or 13%, from 703,000 as of December 31, 2021 to 796,000 as of December 31, 2022, as well as an increase in revenue realized per member.

Operating Expenses
Medical claims expense

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Medical claims expense	$419,659	$116,543	$303,116	260%
Medical claims expense increased $303.1 million, or 260%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was mainly due to (i) twelve months of medical claims expenses in the current year from our acquired Iora business as compared with four months of medical claims expenses in 2021 and (ii) an increase in the number of At-risk members in 2022 compared to 2021.
Cost of Care, Exclusive of Depreciation and Amortization

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollar amounts in thousands)
Cost of care, exclusive of depreciation and amortization	$441,499	$318,639	$122,860	39%

The $122.9 million, or 39%, increase in cost of care, exclusive of depreciation and amortization, for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to increases in provider employees and support employee-related expenses of $86.9 million, occupancy costs of $28.9 million, and medical supply costs of $2.4 million. This was partially offset by a decrease in COVID-19 testing sites and related security expenses of $3.7 million . In addition to growth in our existing offices, we added 39 offices during the year, bringing our total number of offices to 221 as of December 31, 2022. The cost of care in 2022 includes a full year of expenses for offices acquired as part of the Iora acquisition, as compared with four months of such expenses in 2021.
Cost of care, exclusive of depreciation and amortization, as a percentage of net revenue decreased from 51% for the year ended December 31, 2021 to 42% for the year ended December 31, 2022. The decrease was primarily due to the impact of our acquired Iora business.
Sales and Marketing

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollar amounts in thousands)
Sales and marketing	$97,065	$61,994	$35,071	57%

Sales and marketing expenses increased $35.1 million, or 57%, for the year ended December 31, 2022 compared to the same period in 2021. This increase was primarily due to a $19.8 million increase in advertising expenses and a $11.8 million increase in employee-related expenses. The sales and marketing expenses in 2022 includes a full year of sales and marketing expenses from our acquired Iora business as compared with four months of such expenses in 2021.
General and Administrative

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollar amounts in thousands)
General and administrative	$415,834	$323,127	$92,707	29%

The $92.7 million, or 29%, increase in general and administrative expenses for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to higher employee-related expenses of $96.0 million, as we expanded our team to support our growth, a $8.4 million increase in enterprise software costs, and $7.5 million increase in travel and employee costs. The increase was partially offset by a decrease of $26.3 million in legal and professional services costs. The general and administrative expenses in 2022 includes a full year of general and administrative expenses from our acquired Iora business as compared with four months of such expenses in 2021.

Depreciation and Amortization

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollar amounts in thousands)
Depreciation and amortization	$91,185	$46,496	$44,689	96%

Depreciation and amortization expenses increased $44.7 million, or 96%, for the year ended December 31, 2022 compared to the same period in 2021. This increase was primarily due to amortization expenses recognized related to intangible assets acquired through the Iora acquisition, depreciation expenses recognized related to new medical offices, capitalization of software development, and upgraded office software during the year ended December 31, 2022. The depreciation and amortization expenses in 2022 include a full year of depreciation and amortization expenses from our acquired Iora business as compared with four months of such expenses in 2021.
Other Income (Expense)
Interest Income

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollar amounts in thousands)
Interest income	$2,015	$798	$1,217	153%
Interest income increased $1.2 million, or 153%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to higher interest yields from investments and money market funds, and partially offset by a decrease in interest earned from a loan to Iora entered into prior to the date of the acquisition.
Interest and Other Income (Expense)

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollar amounts in thousands)
Interest and other income (expense)	$(11,681)	$(13,757)	$2,076	(15)%
Interest and other income (expense) decreased $2.1 million, or 15%, for the year ended December 31, 2022 compared to the same period in 2021. The decrease was primarily due to $1.6 million net unrealized gain recorded for the indemnification asset recognized as a result of the Iora acquisition and $0.5 million gain recorded for contingent consideration related to an acquisition.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollar amounts in thousands)
Provision for (benefit from) income taxes	$(31,514)	$(1,802)	$(29,712)	1649%
The provision for (benefit from) income taxes increased $29.7 million from a benefit of $1.8 million for the year ended December 31, 2021 to a benefit of $31.5 million for the year ended December 31, 2022. The increase was primarily due to impact of amortization on book basis of identified intangibles and changes in need for valuation allowance.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily with the issuance of the 2025 Notes, our initial public offering, the sale of redeemable convertible preferred stock and, to a lesser extent, the issuance of term notes under credit facilities. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $262.4 million, compared to $501.9 million as of December 31, 2021. We believe that our existing cash, cash equivalents, marketable securities and the Loan Agreement from Amazon will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents, and marketable securities, cash flows from operating activities, and access to private and public financing sources, including the Loan Agreement from Amazon as described below. Our principal commitments consist of the principal amount of debt outstanding from convertible senior notes due June 2025 and obligations under our operating leases for office space. We expect capital expenditures to increase in future periods to support growth initiatives in existing and new markets.
We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our pace of new member growth and expanded enterprise client and health network relationships, our pace and timing of expansion of new medical offices or services in existing and new markets, and the timing and extent of spend to support the expansion of sales, marketing and development activities, acquisitions and related costs. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations would be harmed. See "Part I—Item 1A—Risk Factors — In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.”
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
Additionally, under the Loan Agreement, Amazon has agreed to provide senior unsecured interim debt financing to us in an aggregate principal amount of up to $300.0 million to be funded in up to ten tranches of $30.0 million per month, beginning on March 20, 2023 until the earliest of (i) the 24-month anniversary of the termination of the Merger in accordance with the terms of the Merger Agreement, (ii) if the Merger has not occurred and the Company does not refinance all of its convertible senior notes, January 1, 2025, (iii) 120 days prior to the maturity date of any indebtedness used to finance the existing convertible senior notes, and (iv) July 22, 2026. The proceeds will be used for working capital funding requirements and other general corporate purposes of the Company.
The Company's material cash requirements include the following contractual and other obligations:
Debt
In May 2020, we issued $275.0 million aggregate principal amount of 3.0% convertible senior notes due June 2025 in a private offering and in June 2020, an additional $41.2 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option by the initial purchasers. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 3.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. As of December 31, 2022, the principal amount of debt outstanding from the 2025 Notes was $316.3 million. Total interest expense associated with the convertible senior notes is $23.7 million, of which $9.5 million is due within 12 months.
Leases
We have operating lease arrangements for medical offices and our headquarter office facilities. As of December 31, 2022, we had fixed lease payment obligations of $456.6 million, with $63.3 million payable within 12 months.
Other Purchase Obligations
Our other purchase obligations primarily consist of non-cancelable purchase obligations related to professional and technology services and non-cancelable purchase obligations to acquire capital assets. We did not have non-cancellable purchase obligations as of December 31, 2022.
Summary Statement of Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(211,803)	$(88,566)
Net cash provided by investing activities	27,015	291,804
Net cash provided by financing activities	61,826	27,811
Net (decrease) increase in cash, cash equivalents and restricted cash	$(122,962)	$231,049

Cash Flows from Operating Activities
For the year ended December 31, 2022, our net cash used in operating activities was $211.8 million, resulting from our net loss of $397.8 million and net cash used in our working capital of $59.3 million, partially offset by adjustments for non-cash charges of $245.4 million. Cash used in our working capital consisted primarily of a $32.6 million increase in accounts receivables, net, a $30.2 million decrease in operating lease liabilities, a $20.5 million decrease in other liabilities, a $6.6 million decrease in deferred revenue, and a $1.9 million increase in inventory, partially offset by a decrease of $18.6 million in prepaid expenses and other current assets, an increase of $12.5 million in accrued expenses and accounts payable, and a decrease of $1.3 million in other assets. The decrease in other liabilities is mainly due to settlement of a legal liability of $11.5 million. The changes in accounts receivable and deferred revenue are primarily due to timing of billing and cash collections from our health network partners and enterprise clients. The net increase in accrued expenses and accounts payable is primarily related to timing of payments for accrued compensation and accrued interest on our 2025 Notes.
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
Cash Flows from Investing Activities
For the year ended December 31, 2022, our net cash provided by investing activities was $27.0 million, resulting primarily from sales and maturities of marketable securities of $166.0 million, partially offset by purchases of marketable securities of $54.9 million, acquisition of business of $10.4 million, and purchases of property and equipment of $73.7 million related to leasehold improvements, computer equipment, and furniture and fixtures for new offices, remodels and improvements to existing offices, capitalization of internal-use software development costs, and office hardware and software.
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
Cash Flows from Financing Activities
For the year ended December 31, 2022, our net cash provided by financing activities was $61.8 million, resulting primarily from exercise of stock options of $58.9 million and proceeds from employee stock purchase plan of $2.5 million, and payment received from acquisition related contingent consideration of $0.5 million.
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
Business Combinations
Accounting for business combinations requires us to allocate the fair value of purchase considerations to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values, which were determined primarily using the income method. The excess of the fair value of purchase consideration over the fair values of these identified assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, revenue growth rates, medical claims expense, cost of care expenses, operating expenses, trademark royalty rate, contributory asset charges, discount rate, contract terms, and useful life from acquired payer contracts with Medicare Advantage plans and CMS.
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
We generate net revenue through Medicare revenue and commercial revenue. We generate Medicare revenue primarily from Capitated At-Risk arrangements with Medicare Advantage payers and CMS. We generate commercial revenue from partnership revenue, net fee-for-service revenue, and membership revenue. We recognize partnership revenue from contracts with health systems to provide professional clinical services and the associated management and administrative services. Our contracts with health systems contain multiple performance obligations which require an allocation of the transaction price to each performance obligation based on their relative standalone selling price. We determine standalone selling price, or SSP, for all our performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with our overall pricing objectives, taking into consideration the type of services. SSP also reflects the amount we would charge for that performance obligation if it were sold separately in a standalone sale, and the price we would sell to similar customers in similar circumstances.
We review the contract terms and conditions to evaluate the timing and amount of revenue recognition, the related contract balances, and our remaining performance obligations. For our contracts with health systems, we estimate the variable consideration related to customer rebates or discounts based on our assessment of historical, current and forecasted performance. These evaluations require significant judgment that could affect the timing and amount of revenue recognized.
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
For stock option awards issued with market-based vesting conditions, the grant date fair value is determined based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition may not be satisfied. A Monte Carlo simulation requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of the time remaining in the performance period, and expected dividend yield. The expected term represents the derived service period for the respective tranches, which is the longer of the explicit service period or the period in which the market conditions are expected to be met. Stock-based compensation expense associated with market-based awards is recognized over the derived requisite service using the accelerated attribution method, regardless of whether the market conditions are achieved. If the related market conditions are achieved earlier than the derived service period, the stock-based compensation expense will be recognized as a cumulative catch-up expense from the grant date to that point in time in achieving the share price goal.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
We had cash and cash equivalents of $215.4 million as of December 31, 2022, compared to $342.0 million as of December 31, 2021, held primarily in cash deposits and money market funds for working capital purposes.
We had marketable securities of $47.0 million as of December 31, 2022, compared to $160.0 million as of December 31, 2021, consisting of U.S. Treasury obligations, foreign government bonds, and commercial paper. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
In May 2020, we issued the 2025 Notes which bear interest at a fixed rate of 3.0% per annum. As of December 31, 2022, the principal amount of debt outstanding from the 2025 Notes was $316.3 million.
Our cash and cash equivalents, marketable securities, and debt are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value negatively impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which can be found Part IV Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information required by this Item relating to our executive officers, see "Information about our Executive Officers" in Part I, Item 1 of this Annual Report on Form 10-K.
The following table sets forth the names, ages as of December 31, 2022, and certain other information for each of our directors:

Name	Age	Position
Amir Dan Rubin	53	Chair, Chief Executive Officer and President
Paul R. Auvil(1)	59	Director
Mark S. Blumenkranz, M.D.(1)	72	Director
Bruce W. Dunlevie(3)*	66	Director
Kalen F. Holmes, Ph.D.(2)	56	Director
David P. Kennedy(2)	52	Director
Freda Lewis-Hall, M.D.(3)	67	Director
Robert R. Schmidt(2)	40	Director
Scott C. Taylor(1)	58	Director
Mary Ann Tocio(3)	74	Director
(1) Member of the audit and compliance committee
(2) Member of the compensation committee
(3) Member of the nominating and corporate governance committee

* Lead Independent Director
Directors
Amir Dan Rubin. See the section titled "Information about our Executive Officers" for Mr. Rubin’s biographical information.
Paul R. Auvil has served as a member of our board of directors since September 2019. Since March 2007, Mr. Auvil has served as the Chief Financial Officer of Proofpoint, Inc., a provider of security-as-a-service solutions. From September 2006 to March 2007, Mr. Auvil was an entrepreneur-in-residence with Benchmark Capital, a venture capital firm. From 2002 to July 2006, he served as the Chief Financial Officer at VMware, Inc., a computing virtualization company. From 2007 to 2017, Mr. Auvil served on the board of directors of Quantum Corporation, a data storage company. From 2009 to 2017, Mr. Auvil served on the board of directors for Marin Software, Inc., a cloud-based ad management platform company. From 2009 to 2010, Mr. Auvil served on the board of directors of OpenTV Corp., a provider of interactive television software and services. Mr. Auvil earned an A.B. in Engineering Sciences and a Bachelor of Engineering degree from Dartmouth College, and a Master of Management from the Kellogg Graduate School of Management at Northwestern University. We believe Mr. Auvil is qualified to serve on our board of directors because of his financial and accounting experience and his service on the boards of directors of several companies.
Mark S. Blumenkranz, M.D. has served as a member of our board of directors since November 2019. Since October 2015, Dr. Blumenkranz has served as the managing director of Lagunita Biosciences LLC, a healthcare investment company. From September 2019 to June 2022, Dr. Blumenkranz served as the chief executive officer of Kedalion Therapeutics Inc., an ophthalmic drug development company. From 1997 to August 2015, he served as the H.J. Smead Professor and Chairman of the Department of Ophthalmology at Stanford University School of Medicine and as the inaugural director of the Byers Eye Institute, a nationally-recognized eye care center. From January 2015 to August 2015, Dr. Blumenkranz served on the board of directors of Presbia PLC, a medical device company. From July 2006 to February 2017, Dr. Blumenkranz served on the board of directors of Adverum Biotechnologies Inc., a biotechnology company. He also serves on the board of directors of biopharmaceutical companies IVERIC bio, Inc. and Kala Pharmaceuticals, Inc. as well as several private biotechnology and medical device companies. Dr. Blumenkranz earned an A.B. in Biology, an M.M.S. in Biochemical Pharmacology and an M.D. from Brown University. He received his surgical internship and ophthalmology residency training at the Stanford University School of Medicine and his fellowship training in vitreoretinal surgery at the Bascom Palmer Eye Institute at the University of Miami School of Medicine. We believe that Dr. Blumenkranz is qualified to serve as a member of our board of directors because of his experience as a director and founder of several biotechnology companies, as well as his significant expertise in medical practice.
Bruce W. Dunlevie has served as a member of our board of directors since June 2007. He has been a General Partner of venture capital firm Benchmark since its founding in May 1995. Mr. Dunlevie also serves on the board of directors and compensation committee of WeWork Inc., and previously served as a member of the board of directors of ServiceSource International, a publicly traded analytics company, and Marin Software, a publicly traded digital advertising company. He earned a B.A. in History from Rice University and an M.B.A. from the Stanford Graduate School of Business. We believe that Mr. Dunlevie is qualified to serve as a member of our board of directors because of his extensive experience in healthcare and technology and his service on publicly traded company boards.
Kalen F. Holmes, Ph.D., has served as a member of our board of directors since January 2017. From November 2009 to February 2013, Dr. Holmes served as Executive Vice President of Partner Resources at Starbucks Corporation, a publicly traded retail beverage company. Dr. Holmes has also served on the board of directors of Red Robin Gourmet Burgers, Inc., a publicly traded restaurant company since August 2016 and the board of directors of Zumiez Inc., a publicly traded clothing store, from December 2014 to June 2022. Dr. Holmes earned a B.A. in Psychology from the University of Texas and an M.A. and Ph.D. in Industrial and Organizational Psychology from the University of Houston. We believe that Dr. Holmes is qualified to serve as a member of our board of directors because of her public company management and board experience.
David P. Kennedy has served as a member of our board of directors since June 2007. Mr. Kennedy co-founded Serent Capital, a private equity firm, in 2008 and was one of its general partners until October 2020, when he became a partner emeritus. Mr. Kennedy led all of Serent’s healthcare investments from its inception through October 2020 and has served on the boards of several privately held companies. Mr. Kennedy currently serves on the board of Vector Acquisition Corporation II, a special purpose acquisition company. From September 2020 to August 2021, Mr. Kennedy served on the board of Vector Acquisition Corporation, a special purpose acquisition company (now RocketLab USA, Inc.). Mr. Kennedy earned a B.Comm. in Finance, an M.B.S. in International Marketing from University College Dublin, an M.A. in International Policy Studies and an M.B.A. from Stanford University. We believe that Mr. Kennedy is qualified to serve as a member of our board of directors because of his experience in healthcare investing.
Freda Lewis-Hall, M.D., DFAPA has served as a member of our board of directors since November 2019. Dr. Lewis-Hall served as Senior Medical Advisor to the chief executive officer at Pfizer Inc., a biopharmaceutical company, from January 2020 until her retirement in March 2020. From January 2019 to December 2019, Dr. Lewis-Hall served as Chief Patient Officer and Executive Vice President of Pfizer. From June 2009 until December 2018, Dr. Lewis-Hall served as Pfizer’s Chief Medical Officer. Prior to joining Pfizer in 2009, Dr. Lewis-Hall held various senior leadership positions including Chief Medical Officer and Executive Vice President, Medicines Development at Vertex Pharmaceuticals Incorporated, a biopharmaceutical company, from June 2008 to May 2009; and Senior Vice President, U.S. Pharmaceuticals, Medical Affairs for Bristol-Myers Squibb Company from 2003 until May 2008.  Between 1994 and 2003, Dr. Lewis-Hall held leadership roles across several multinational pharmaceutical corporations, including Pharmacia and Eli Lilly. Dr. Lewis-Hall currently serves on the board of directors of Exact Sciences Corporation, a molecular diagnostics company, SpringWorks Therapeutics, Inc., a biopharmaceutical company and Pyxis Oncology, Inc., a preclinical oncology company. From December 2014 to May 2017, she served on the board of directors of Tenet Healthcare Corporation, a healthcare services company.  Dr. Lewis-Hall serves on the advisory board of the Dell Medical School. She also served on the board of the Patient Centered Outcomes Research Institute from 2010 to 2020. Dr. Lewis-Hall earned a B.A. in Natural Sciences from Johns Hopkins University and an M.D. from Howard University College of Medicine. We believe that Dr. Lewis-Hall is qualified to serve on our board of directors based on her expertise and experience in the biopharmaceutical industry and her leadership experience as a senior executive at various biopharmaceutical companies.
Robert R. Schmidt has served as a member of our board of directors since August 2018. Mr. Schmidt is a Managing Director at The Carlyle Group Inc., or Carlyle, a private equity firm, where he focuses on investment opportunities in the healthcare sector since joining Carlyle in August 2011. Since February 2019, Mr. Schmidt has served on the board of QuidelOrtho (formerly Ortho Clinical Diagnostics), a medical diagnostic company. In addition, Mr. Schmidt serves on the boards of several privately held healthcare companies. Mr. Schmidt earned a B.S.C.E. in Finance and Management from the Wharton School at the University of Pennsylvania and an M.B.A. from Harvard Business School. We believe that Mr. Schmidt is qualified to serve as a member of our board of directors because of his extensive experience in healthcare investing.
Scott C. Taylor has served as a member of our board of directors since June 2021. From 2007 to 2020, Mr. Taylor served as Executive Vice President, General Counsel and Corporate Secretary of Symantec Corporation (now NortonLifeLock, Inc.), a cybersecurity software and services company. Prior to Symantec, Mr. Taylor was Chief Administrative Officer, Senior Vice President and General Counsel of Phoenix Technologies Ltd., a system software company, from 2002 to 2007. Mr. Taylor currently serves as a director of Ziff Davis, Inc. (formerly J2 Global Inc.), a Web-based communications and cloud services company, Piper Sandler Companies, an investment bank and institutional securities firm, and Western Technology Investment, a venture-debt firm. Previously, Mr. Taylor served as a director of DigiCert Inc., VirnetX, Inc. and VeriSign Japan K.K. Mr.

Taylor holds a juris doctorate from George Washington University, and a bachelor’s degree in International Relations from Stanford University. We believe Mr. Taylor is qualified to serve on our board of directors because of his public company management and board experience.
Mary Ann Tocio has served as a member of our board of directors since September 2021. Ms. Tocio served as President and Chief Operating Officer of Bright Horizons Family Solutions, Inc., an employer-sponsored child care provider (“Bright Horizons”), from June 2000 until her retirement in June 2015. From January 1992 to May 2000, Ms. Tocio held several executive positions at Bright Horizons, including as Chief Operating Officer and Vice President and General Manager of Child Care Operations. Prior to Bright Horizons, Ms. Tocio was the Senior Vice President of Operations for Health Stop Medical Management, Inc., a provider of urgent care services. Ms. Tocio currently serves as a member of the board of directors of Bright Horizons, Burlington Stores, Inc., a national off-price retailer, and previously served on the board of Civitas Solutions, Inc. (The MENTOR Network), a provider of health and human services, from October 2015 to March 2019 and the board of Mac-Gray Corporation, a laundry services company, from November 2006 to June 2013. Ms. Tocio holds a Master of Business Administration from Simmons College School of Management and graduated from Lawrence Memorial School of Nursing. We believe that Ms. Tocio is qualified to serve on our board of directors based on her leadership and multi-site operational experience and substantial public company board experience.
Family Relationships
There are no family relationships among any of the directors or executive officers.
Composition of Our Board of Directors
The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required. Our board of directors currently consists of ten directors. Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution approved by a majority of our board of directors. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms are expiring will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•the Class I directors are Messrs. Dunlevie, Kennedy and Taylor and their terms will expire at the annual meeting of stockholders to be held in 2024;

•the Class II directors are Mr. Auvil and Drs. Blumenkranz and Holmes and their terms will expire at the annual meeting of stockholders to be held in 2025; and

•the Class III directors are Dr. Lewis-Hall, Messrs. Rubin and Schmidt and Ms. Tocio and their terms will expire at the annual meeting of stockholders to be held in 2023.
Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.
Board Leadership Structure
Mr. Rubin currently serves as our Chief Executive Officer, President and the Chairperson of our board of directors. Mr. Rubin brings Company-specific experience and expertise in healthcare while our non-management directors bring experience, oversight and expertise from outside of our Company.
Since Mr. Rubin is not an "independent" director pursuant to the Nasdaq listing standards, in September 2019, we appointed Mr. Bruce W. Dunlevie to serve as our lead independent director. Mr. Dunlevie presides over executive sessions of our independent directors and serves as a liaison between our Chief Executive Officer, President and Chairperson and our independent directors. He also performs such additional duties as our board of directors may otherwise determine and delegate. In addition, each of our board committees is comprised of independent directors which provide strong independent leadership for each of these committees. Our independent directors generally meet in executive session after each meeting of the board of directors. At each such meeting, the presiding director for each executive session of our board of directors is either (i) the lead independent director or (ii) chosen by the independent directors. Our board of directors will continue to evaluate this leadership structure on an ongoing basis based on factors such as the experience of the applicable individuals and the current business environment.
Board Meetings and Committees
Our board of directors may establish the authorized number of directors from time to time by resolution. Our board of directors currently consists of ten members.
During our fiscal year ended December 31, 2022, our board of directors held fourteen meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she had been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.
Although our corporate governance guidelines do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. All members of our board of directors then serving in such capacity attended our 2022 annual meeting of stockholders.
Our board of directors has established an audit and compliance committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors are described below. Each committee of our board of directors has a written charter approved by our board of directors. Copies of each charter are posted in the “Investor Relations—Governance” portion of our website at www.onemedical.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available or accessible through our website, and you should not consider it to be a part of this annual report. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.
Audit and Compliance Committee
Our audit and compliance committee consists of Dr. Blumenkranz and Messrs. Auvil and Taylor. Our board of directors has determined that each member of the audit and compliance committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our audit and compliance committee is Mr. Auvil. Our board of directors has determined that Mr. Auvil is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit and compliance committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit and compliance committee member’s scope of experience and the nature of their employment.
The primary purpose of the audit and compliance committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our audit and compliance committee include:

•helping our board of directors oversee our corporate accounting and financial reporting processes;

•managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;

•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•reviewing our risk assessment and risk management processes;

•reviewing significant cybersecurity concerns involving our Company, including information security, data privacy and related regulatory matters and compliance;

•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•reviewing related person transactions;

•obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.
Our audit and compliance committee held eight meetings during fiscal year 2022.
Compensation Committee
Our compensation committee consists of Dr. Holmes and Messrs. Kennedy and Schmidt. The chairperson of our compensation committee is Dr. Holmes. Our board of directors has determined that each member of the compensation committee is independent under the listing standards of Nasdaq, and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.
The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our compensation committee include:

•reviewing and approving the compensation of our chief executive officer and other executive officers;

•reviewing and recommending to our board of directors the compensation of our directors;

•administering our equity incentive plans and other benefit programs;

•reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management; and

•reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy.
Our compensation committee held eight meetings during fiscal year 2022.
Compensation Committee Interlocks and Insider Participation
None of the members of the compensation committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Dr. Lewis-Hall, Ms. Tocio and Mr. Dunlevie. The chairperson of our nominating and corporate governance committee is Mr. Dunlevie. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the listing standards of Nasdaq. Specific responsibilities of our nominating and corporate governance committee include:

•identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our board of directors;

•considering and making recommendations to our board of directors regarding the composition and chairperson of the committees of our board of directors;

•developing and making recommendations to our board of directors regarding corporate governance guidelines and matters;

•overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors; and

•overseeing and periodically reviewing the Company’s environmental, social and governance activities, programs and public disclosure.
Our nominating and corporate governance committee held four meetings during fiscal year 2022.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our board of directors has adopted corporate governance guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. Our code of business conduct and ethics is available under the “Investor Relations—Governance” section of our website at www.onemedical.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained in or available or accessible through our website, and you should not consider it to be a part of this annual report.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of our common stock file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify in this annual report anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during 2022, all Section 16(a) filing requirements were satisfied on a timely basis, except with respect to the failure to timely file a Form 4 for Lisa A. Mango and Andrew S. Diamond, filed with the SEC on October 6, 2022 and October 25, 2022, respectively. Such late filings did not result in any liability under Section 16(b) of the Exchange Act.
Risk Management
Management is responsible for the day-to-day management of risks the Company faces, while our board of directors, as a whole and assisted by its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed.
Our board of directors is responsible for risk oversight. Our board of directors believes that it is essential for effective risk management and oversight that there be open communication between management and our board of directors. Our board of directors meets with our Chief Executive Officer and President and other members of the senior management team at quarterly meetings of our board of directors, where, among other topics, they discuss strategy and risks facing the Company, as well as at such other times as they deem appropriate. In connection with its reviews of the operations of our business, our full board of directors addresses holistically the primary risks associated with our business, as well as the key risk areas monitored by its committees, including cybersecurity and privacy risks. Our board of directors appreciates the evolving nature of our business and industry and is actively involved in monitoring new threats and risks as they emerge. In particular, our board of directors is committed to the prevention, timely detection, and mitigation of the effects of cybersecurity threats or incidents. Further, our board of directors has closely monitored the COVID-19 pandemic, its effects on our business, and related risk mitigation strategies.
Our audit and compliance committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting, disclosure controls and procedures, and legal and regulatory compliance, and discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. Our audit and compliance committee also reviews our major financial risk exposures, including cybersecurity and data privacy risks, and the steps management has taken to monitor and control these exposures. Our audit and compliance committee also monitors certain key risks on a regular basis throughout the fiscal year, such as risk associated with internal control over financial reporting and liquidity risk. Our compensation committee assesses risks created by the incentives inherent in our compensation policies. Our nominating and corporate governance committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risk associated with board organization, membership and structure, and corporate governance. Our full board of directors also reviews strategic and operational risk in the context of reports from the management team, receives reports on all significant committee activities at each regular meeting, and evaluates the risks inherent in significant transactions.

Stockholder and Other Interested Party Communications
The board of directors provides to every stockholder and any other interested parties the ability to communicate with the board of directors as a whole, and with individual directors on the board of directors, through an established process for stockholder communication. For a communication directed to the board of directors as a whole, stockholders and other interested parties may send such communication to our General Counsel via U.S. Mail or Expedited Delivery Service to: 1Life Healthcare, Inc., One Embarcadero Center, Suite 1900, San Francisco, CA 94111, Attn: Board of Directors c/o General Counsel.
For a stockholder or other interested party communication directed to an individual director in his or her capacity as a member of the board of directors, stockholders and other interested parties may send such communication to the attention of the individual director via U.S. Mail or Expedited Delivery Service to: 1Life Healthcare, Inc., One Embarcadero Center, Suite 1900, San Francisco, CA 94111, Attn: [Name of Individual Director].
Our General Counsel, in consultation with appropriate members of our board of directors as necessary, will review all incoming communications and, if appropriate, all such communications will be forwarded to the appropriate member or members of our board of directors, or if none is specified, to the Chairperson of our board of directors.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
In this Compensation Discussion and Analysis, or CD&A, we provide an overview of the philosophy and objectives of our executive compensation program, as well as a description of its material components. This CD&A is intended to be read in conjunction with the tables that immediately follow this section, which provide further historical compensation information for our named executive officers, or NEOs.
Our NEOs for the year ended December 31, 2022 were:

Name	Position
Amir Dan Rubin	Chair, President, and Chief Executive Officer
Bjorn Thaler	Chief Financial Officer
Andrew S. Diamond	Chief Medical Officer
Lisa A. Mango	General Counsel and Secretary
Executive Summary
In the past year we have continued to perform, innovate, and grow, delivering on our vision of better health and better care, while helping to reduce the total cost of care, to our key stakeholders and consumers. Despite the headwinds resulting from macroeconomic uncertainty and the continuing COVID-19 pandemic, we believe our human-centered and technology-powered model is transforming and disrupting the healthcare industry and ecosystem. We have much to be proud of in 2022 as we continued to achieve significant financial and operational results:

Net Revenue $1,045.5 million	68% year-over-year
Care Margin(1) $184.4 million	18% of Net Revenue
Adjusted EBITDA(1) $(144.1) million	(14)% of Net Revenue

Ending Membership Count(2) 836,000	14% year-over-year

July 2022: Signing of Merger Agreement with Amazon
(1) To supplement our consolidated financial statements, which are prepared in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including Care Margin and Adjusted EBITDA, to evaluate our business. For a full reconciliation of each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP, please see the section titled “Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics and Non-GAAP Financial Measures” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

(2) For details on how we calculate members, please see “Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics and

Non-GAAP Financial Measures — Members” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Key 2022 Compensation Decisions
In 2022, we reviewed several compensation-related decisions to ensure the motivational and retentive aspects of our pay program while strengthening the alignment of management interests with those of our stockholders. Highlights of these reviews include:
Base Salary
Following a review of market data and consultation with its independent executive compensation consultant, the Compensation Committee determined not to increase base salary for any of our NEOs and not to make adjustments to the annual cash incentives for our NEOs for fiscal year 2022.
Long-Term Incentive Compensation
In January 2022, our Compensation Committee granted ongoing long-term incentive compensation opportunities to our named executive officers (other than our Chief Executive Officer (“CEO”)) in the form of annual equity awards comprising time-based stock options and RSUs, with aggregate grant date fair values ranging from approximately $2.0 million to approximately $4.7 million. Our CEO did not receive an annual equity award in 2022, since he received a long-term performance option grant in December 2020 which was granted in lieu of annual equity awards over subsequent years.
2022 Retention Equity Grants
In August 2022, following the signing of the Amazon Merger Agreement, our Compensation Committee approved a one-time award of RSUs to all of the named executive officers (the “Retention RSUs”). As the pendency of an acquisition can often result in a period of uncertainty, our Compensation Committee determined that the Retention RSUs were appropriate and necessary to incentivize the executive team to continue with the Company through the consummation of the proposed transaction and for a reasonable period following a potential closing in order to support the successful integration of the two businesses. These equity grants consisted of RSUs vesting over a four-year period, with 50% of the shares subject to the Retention RSUs vesting on the first anniversary of the grant date, 20% vesting on the second anniversary of the grant date, and 15% vesting on each of the third and fourth anniversaries of the grant date. The Retention RSUs are described further in the section below titled “Elements of our Compensation Plan—Long-Term Equity Incentives—2022 Retention Equity Grants.”
Results of Advisory Vote On Executive Compensation; Stockholder Outreach
We held a stockholder advisory vote on executive compensation in 2022, commonly referred to as a “say-on-pay vote,” which resulted in stockholder approval by over 86% of the votes cast on the advisory proposal. We take the views of our stockholders seriously and view this vote result as an indication that the principles of our executive compensation program are supported by our stockholders. Our Board is committed to robust engagement with stockholders and we regularly conduct engagement and outreach efforts in order to communicate with existing and prospective stockholders, research analysts and others. Following our 2022 annual meeting of our stockholders, our Board, and in particular our Nominating and Corporate Governance Committee, studied our voting results to help evaluate the effectiveness of our current governance practices and policies and identify potential areas of stockholder concerns. Prior to the signing of the Merger Agreement with Amazon in July 2022, we also had frequent contact with current and potential stockholders and analysts, including one-on-one phone calls, conference calls, video chats and in-person meetings and also held conference calls accessible to all stockholders following each of our quarterly earnings releases. These discussions and events covered key topics such as our business results and outlook, and our strategy, among other matters.
We continue to believe that engagement with, and feedback from, our stockholders is important and consider appropriate actions with respect to our pay program as a result of feedback from those engagement efforts.
Compensation Program and Practices
Compensation Philosophy and Objectives
Our executive compensation program is designed to:

•attract premier talent at the executive level in line with our organizational aspirations to transform healthcare;
•target a market comparable range of total direct compensation compared to companies with which we compete for talent;
•support a pay-for-performance culture while encouraging team and organizational objectives; and
•promote financial sustainability.
Compensation Elements
We believe that the design and structure of our pay program supports our business strategy, reflects our pay for performance approach, and aligns our executive officers’ focus and interests with those of our stockholders. All elements of our compensation program have been carefully chosen and utilized in order to ensure that the value received and realizable for our executives is aligned with our overall corporate performance.

Element	Objective	Strategic Role
Base Salary	•Provides only fixed pay element •Set to be competitive with our peers, while reflecting our executive’s responsibilities, demonstrated performance, skills and experience	•Attracts, retains and rewards high-performing executives through market competitive pay and industry norms
Annual Cash Incentives
•Variable compensation
•Rewards achievement of annual financial objectives (Revenue and Adjusted EBITDA), as well as individual performance (for NEOs other than the CEO and Chief Financial Officer)
•With respect to our Chief Medical Officer, achievement is rewarded based on individual performance goals tied to clinical metrics, including our Company’s Quality of Care (HEDIS) and member satisfaction ratings
•Drives company-wide and individual performance • Rewards annual performance •Motivates executives to achieve performance objectives that are key to our annual operating and strategic plans
Long-Term Equity Incentives
•Variable compensation
•Annual equity awards are typically a mix of stock options and RSUs (for NEOs other than the CEO, who received 100% performance stock options in 2020 and did not receive any annual equity award grants in 2022)
•Vesting generally occurs over four years, which helps with long-term alignment
•Our CEO received a multiyear performance option grant in 2020 that vests based on our stock price performance over a seven-year performance period (see “—2020 CEO Long-Term Performance Option Grant” below)
•Our executives will only realize value from the stock options when our stock price increases
•Motivates executives to focus on sustained long-term growth • Aligns executive interests and stockholder interests • Enhances retention of key employees
Target Pay Mix
Our executive compensation program is designed to pay for performance, drive the creation of long-term stockholder value, deliver compensation that is competitively positioned among our peers, and align with the pursuit and achievement of both our short-term and long-term strategic goals. To achieve this, our Compensation Committee does not apply a specific formula for allocating total compensation among the various components. Instead, our Compensation Committee uses its judgment, in consultation with our Compensation Committee’s independent executive compensation consultant, to establish a mix of base salary, short-term, and long-term incentive compensation for each NEO. As can be seen in the graphs below, a large percentage of executive pay is variable and “at-risk” (98% for the CEO, using an annualized equity value of his 2020 front-loaded performance option grant, which is further described below under “2020 CEO Long-Term Performance Option Grant”; 88% on average for other NEOs), meaning that value will only be received by the executive if corporate and stock price performance are strong. The balance between these components may change from year to year based on corporate strategy and objectives, the pendency of the Amazon Merger and other considerations.
For 2022, our NEOs had the following target pay mix, excluding the Retention RSUs:

Note: “At Risk” pay consists of target short-term incentives as well as annual long-term equity incentive awards for 2022. Values for the equity awards for our CEO in 2022 represent one-seventh of the value of our CEO’s 2020 front-loaded performance option grant, which is further described below under “2020 CEO Long-Term Performance Option Grant.”

Key Governance Practices
Our compensation governance practices for our executives are designed to support sound risk management and align incentives with our stockholders. They aim to, among others:
☑    Align executive pay with performance
☑    Balance risk and rewards in our compensation program
☑    Maintain a robust Insider Trading Policy
☑    Adopt only “double-trigger” Change in Control provisions
☑    Avoid golden parachute excise tax gross ups
☑    Engage an independent executive compensation consultant
☑    Conduct an annual compensation risk assessment
☑    Prohibit hedging and pledging of Company stock
We also hold an annual advisory “say on pay vote” and have adopted stock ownership guidelines for our CEO. We believe these practices help enhance alignment with our stockholders and enable us to evaluate whether the principles of our executive compensation program are supported by our stockholders .

Compensation Determination Process
Role of Our Compensation Committee
Our Compensation Committee is responsible for the compensation programs for our executive officers and reports to our Board on its discussions, decisions, and other actions. Our Compensation Committee typically reviews our executive officers’ overall compensation packages, incentive design and compensation policies and practices on an annual basis or more frequently as it deems appropriate. The Compensation Committee may form and delegate authority to one or more subcommittees as it deems appropriate.

Role of CEO and Management
Our CEO typically makes recommendations to our Compensation Committee regarding compensation for the executive officers that report to him. Our CEO makes recommendations (other than with respect to himself) regarding base salary, and short-term and long-term compensation, including equity incentives, for our executive officers based on our results, an executive officer's individual contribution toward these results, the executive officer's role and performance of his or her duties and his or her achievement of individual goals. Our Compensation Committee then reviews the CEO’s recommendations and other data, including various compensation survey data and publicly available data of our peers prior to finalizing decisions. While our CEO typically attends meetings of our Compensation Committee, our Compensation Committee meets outside the presence of our CEO when discussing his compensation and when discussing certain other matters as well.
Role of Our Independent Compensation Consultant
Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. During 2022, our Compensation Committee retained Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), due in part to its extensive analytical and compensation expertise relating to healthcare and technology companies. Aon has advised our Compensation Committee and provided market data and analysis on an ongoing basis. Among other things, Aon assisted in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as to assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and fair.
Our Compensation Committee conducted a specific review of its relationship with Aon in the past year and determined that Aon’s work for our Compensation Committee did not raise any conflicts of interest.
Peer Group
With assistance from our independent compensation consultant, our Compensation Committee reviews the compensation practices of our peers and other market data to assess the competitiveness of the compensation components for our NEOs. This benchmarking data is used by our Compensation Committee primarily to ascertain competitive total compensation levels (including base salary, annual cash incentives, long-term equity incentives, and employee benefits) with comparable companies. Other considerations include peer performance, market factors, our performance and individual contributions and responsibilities.
The key qualitative and quantitative considerations that influenced the development of the 2022 peer group were:
•Industry: publicly traded healthcare technology with a consumer retail focus;
•Revenue: range of approximately $200 million to $1.25 billion, based on One Medical’s fiscal year 2021 projected revenue at that time;
•Market Capitalization: target companies with a market capitalization between approximately $2 billion and $18 billion, based on One Medical’s 30-day average market capitalization of $5.5 billion as of April 16, 2021;
•Business Stage: companies that completed their IPO within the past five years where possible; and
•Geography: companies within the broader United States market, with a focus on companies headquartered in the San Francisco Bay Area in California.

Based on these criteria, our Compensation Committee, in consultation with management and our independent compensation consultant, approved the following companies in May 2021 as our peer group for 2022:

American Well*	AppFolio	eHealth
Evolent Health*	GoodRx*	Guardant Health*
Health Catalyst	HealthEquity	HMS
Inovalon	NextGen Healthcare	Oak Street Health*
Progyny	Tabula Rasa HealthCare	Teladoc Health
Zuora
* New for 2022 peer group
Change Healthcare and Livongo Health, companies included in the 2021 peer group, were removed from the 2022 peer group because they entered into merger agreements with other companies.
Elements of our Compensation Plan
Base Salary
Base salary represents the fixed portion of the compensation of our executive officers and is an important element of compensation for attracting and retaining highly talented individuals. We typically review and determine base salaries for each executive annually on a case-by-case basis, with consideration given to each officer’s experience, expertise and performance, as well as market compensation levels for similar positions. Following a review of market data and consultation with its independent executive compensation consultant, the Compensation Committee determined not to increase base salary for any of our NEOs for fiscal year 2022.

Executive	2021 Base Salary	2022 Base Salary	Percentage Adjustment
Amir Dan Rubin	$650,000	$650,000	—%
Bjorn Thaler	$400,000	$400,000	—%
Andrew S. Diamond	$400,000	$400,000	—%
Lisa A. Mango	$375,000	$375,000	—%
Annual Cash Incentives
Through our Executive Annual Incentive Plan (the “Annual Incentive Plan”), our executive officers are eligible to annually receive performance-based cash incentives, which are designed to provide appropriate incentives to our executives to achieve defined financial and company performance goals, as well as individual performance goals in the case of certain NEOs. Each executive’s target cash incentive amount is expressed as a percentage of base salary and intended to be commensurate with the executive’s position and responsibilities. Following a review of market data and consultation with its independent executive compensation consultant, the Compensation Committee determined to apply the following annual cash incentive design for our named executive officers for fiscal year 2022:

Executive	2022 Base Salary	Target Annual Incentive
		(As a % of Base Salary)	($)
Amir Dan Rubin	$650,000	110%	$715,000
Bjorn Thaler	$400,000	100%	$400,000
Andrew S. Diamond	$400,000	60%	$240,000
Lisa A. Mango	$375,000	50%	$187,500

Performance Objectives
Annual incentives for our executive officers are based on the achievement of corporate and individual performance objectives. For 2022, annual cash incentives included three components for all participants, except the CEO, CFO and Chief Medical Officer. These objectives included:
•Revenue;
•Adjusted EBITDA; and
•Individual performance goals.
Following a review of market data and consultation with its independent executive compensation consultant, the Compensation Committee determined to maintain the same program for annual cash incentives for our named executive officers as was in place during fiscal year 2021. For the CEO and CFO, annual incentives were split evenly between Revenue and Adjusted EBITDA, as per Compensation Committee recommendations, without an individual performance measure. For the other NEOs, weightings were as follows:

Executive	Revenue	Adjusted EBITDA	Individual Performance
Amir Dan Rubin	50%	50%	—
Bjorn Thaler	50%	50%	—
Andrew S. Diamond (1)	—	—	100%
Lisa A. Mango	50%	25%	25%
(1)     Given Dr. Diamond’s involvement in clinical patient care, his individual performance goals were tied to clinical metrics, including our quality of care metrics, member satisfaction, provider retention and recruitment.
The metrics were chosen to encapsulate key business drivers as well as to enable continued growth and enhancement of One Medical’s business. Revenue goals directly reflect enterprise and consumer member growth, member activation and retention, partnerships with health networks, visits and new services. Adjusted EBITDA reflects cost of care, and selling, general and administrative (SG&A) expense management. All executives may earn between 0% and 150% of target, based on performance.
Annually, our Compensation Committee or Board determines the actual cash payout to be awarded to each of our eligible executive officers by evaluating the achievement levels of our Company and financial performance goals based on financial metrics reviewed by our Audit and Compliance Committee and the achievement levels on any individual metrics. Our CEO determines the achievement levels of individual performance goals for eligible executive officers. Our Compensation Committee retains discretion to adjust awards based upon any other factors it determines to be relevant.
2022 Earned Cash Incentives

Executive	Target Annual Incentive	Percent Achieved (weighted %)	2022 Earned Annual Incentive ($)
Amir Dan Rubin	$715,000	64%	$454,025
Bjorn Thaler	$400,000	64%	$254,000
Andrew S. Diamond	$240,000	82%	$196,800
Lisa A. Mango	$187,500	87%	$163,125
Long-Term Equity Incentives
We believe equity awards are a critical element of our executive compensation program as they provide an incentive for our executives to focus on driving growth in our stock price and long-term stockholder value creation. Further, these equity awards help us to attract and retain key talent in a competitive market. Specifically, the granting of stock options helps ensure that the interests of our executive officers are aligned with those of our stockholders as the options only have value if the value of our Company’s stock increases after the date the option is granted. The granting of time-based RSUs also provide a strong retention incentive for our executive officers by providing a moderate reward for growth in the value of our common stock.
2022 Annual Equity Grants
In January 2022, our NEOs, other than our CEO (who received the Performance Option described below in 2020), received the following annual equity awards, consisting of stock options and RSUs, under our 2020 Equity Incentive Plan:

Executive	Stock Options(1) ($)	RSUs(1) ($)
Amir Dan Rubin	—	—
Bjorn Thaler	$4,040,513	$672,655
Andrew S. Diamond	$1,443,039	$560,552
Lisa A. Mango	$1,443,039	$560,552
(1)     The amounts reported in this column do not reflect dollar amounts actually received by the NEO. Instead, the amounts represent the aggregate grant date fair value of RSUs and stock options, as applicable, computed in accordance with Accounting Standards Codification, Topic No. 718 (“ASC Topic 718”), as disclosed in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. In the case of stock options, our NEOs will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. The amounts reported in this column reflect the accounting cost for these RSUs and stock options, as applicable, and do not correspond to the actual economic value that may be received by the NEOs upon vesting or settlement of RSUs or the exercise of the stock options or any sale of the underlying shares of common stock, as applicable.
The options vest and become exercisable in equal monthly installments over four years, and the RSUs will vest in equal annual installments over four years, in each case, subject to the NEO’s continued employment through each applicable vesting date.
2020 CEO Long-Term Performance Option Grant
As previously disclosed, in December 2020, our CEO, Mr. Rubin, received a multi-year performance-based stock option grant to acquire up to 8,645,823 shares of our common stock (the “Performance Option Grant”). The Performance Option Grant is subject to a seven-year performance and vesting period, and vests only upon the sustained achievement of pre-determined increases in our Company’s stock price over the seven-year period, as further described below. The exercise price per share subject to the Performance Option Grant is $43.31. The Performance Option Grant was granted in lieu of annual equity awards over subsequent years, and as a result, Mr. Rubin did not receive annual equity grants in 2021 or 2022.
The Performance Option Grant consists of four performance-vesting tranches which vest only if our common stock closing price achieves and sustains for 90 days, a 30-day stock price average milestone, as follows:

Average Price per Share Milestone	Number of Shares	Percent of Performance Option Eligible to Vest
$55.00	1,330,127	15.38%
$70.00	1,995,190	23.08%
$90.00	2,660,253	30.77%
$110.00	2,660,253	30.77%
In the event of a change in control of our Company, if the change-in-control price is at or higher than the performance milestone for any tranche, that tranche will then have satisfied the applicable performance milestone; the portion of the option with a performance milestone above the change-in-control price would be forfeited. However, full vesting and exercisability of the Performance Option Grant will remain subject to satisfaction of the first to occur of the following conditions: (i) Mr. Rubin providing up to 12 months of continued service post-closing (the “Consulting Period”) in a role determined by the acquirer (if the services are provided for the full Consulting Period, the Performance Option Grant would vest at the conclusion of the Consulting Period); (ii) Mr. Rubin’s service is terminated by the acquirer without cause during the Consulting Period, in which case, the Performance Option Grant would vest at the time of such termination; or (iii) the acquirer elects not to engage Mr. Rubin’s services post-closing, in which case, the Performance Option Grant would vest upon the closing.
As of the date of this filing, none of the performance milestones applicable to the Performance Option Grant have been satisfied. Pursuant to the terms of the Amazon Merger Agreement, and contingent and effective upon the closing of the Amazon Merger, the Performance Option Grant will be canceled.
2022 Retention Equity Grants
Following our entry into the Amazon Merger Agreement in July 2022, our Compensation Committee approved a one-time award of Retention RSUs to each of the named executive officers. As the pendency of an acquisition can often result in a period of uncertainty, our Compensation Committee determined that the Retention RSUs were appropriate and necessary to incentivize the executive team to continue with the Company through the consummation of the proposed transaction and for a reasonable period following a potential closing in order to support the successful integration of the two businesses.
Our Compensation Committee believes that the granting of Retention RSUs enabled the Company to maintain stability in management and leadership during what otherwise could have been an uncertain time and can help enhance shareholder value in the context of an acquisition and align executives' interests with those of investors. In August 2022, the Compensation Committee recommended, and the Board approved, the following Retention RSUs to our NEOs:

Executive	RSUs(1) ($)
Amir Dan Rubin	$9,999,994
Bjorn Thaler	$3,999,988
Andrew S. Diamond	$1,999,986
Lisa A. Mango	$3,999,988
(1)     The amounts reported in this column do not reflect dollar amounts actually received by the NEO. Instead, the amounts represent the aggregate grant date fair value of RSUs, computed in accordance with ASC Topic 718 as disclosed in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amounts reported in this column reflect the accounting cost for these RSUs and do not correspond to the actual economic value that may be received by the NEOs upon vesting or settlement of RSUs or any sale of the underlying shares of common stock, as applicable.

The RSUs will vest over a four-year period, with 50% of the shares subject to the Retention RSUs vesting on the first anniversary of the grant date, 20% vesting on the second anniversary of the grant date, and 15% vesting on each of the third and fourth anniversaries of the grant date. Upon and contingent on the closing of the Amazon Merger, the Retention RSUs (other than the Retention RSUs granted to our CEO) will be converted into the right to receive an amount in cash equal to (1) $18.00 multiplied by (2) the number of shares then subject to such Retention RSUs on the same terms and conditions (including vesting conditions). Each such cash award will vest in full upon a “Qualifying Termination,” which includes a termination without “Cause” and a resignation for Good Reason (each as defined in the Executive Severance and Change in Control Plan, except that with respect to this specific grant only, changes in employee roles and reporting chain naturally resulting from the consummation of the proposed Amazon Merger would not automatically give rise to “Good Reason”) at any time on or after the closing date of such transaction. In the case of the Retention RSUs granted to our CEO, any RSUs that remain unvested as of the closing of the Amazon Merger will be forfeited for no consideration in accordance with his letter agreement with Amazon.

Other Elements of Compensation
Employment Agreements and Severance Benefits
We provide our NEOs with certain severance protections in their employment agreements and in our Executive Severance and Change in Control Plan in order to attract and retain an appropriate caliber of talent for such positions. Specifically, our NEOs (other than CEO) are eligible for severance benefits under our Executive Severance and Change in Control Plan, which supersede any similar severance benefits that may be provided under their employment agreements. Our CEO is eligible for severance benefits as set forth in his employment agreement. Our employment agreements with the NEOs and the severance provisions set forth therein are summarized below under “—Employment Arrangements” and “—Potential Payments upon Termination or Change in Control.”
Stock Ownership Guidelines
In 2021, we established guidelines setting expectations for stock ownership for our CEO as well as the members of our Board. The ownership targets are as follows:

Position	Required Ownership
Chief Executive Officer	5x base salary
Directors	5x annual retainer
When determining these stock ownership guidelines, our Compensation Committee worked with its independent consultant to review peer and market practices. Our CEO and each director has a period of up to five years from the establishment of these guidelines, or the date of their appointment, to meet the guidelines based on the value of shares of common stock beneficially owned and unvested RSUs.
Prohibition on Hedging and Pledging Transactions
Our insider trading policy prohibits any director, employee (including our executive officers) or consultant to our Company from, among other things, engaging in short sales, transactions in put or call options, hedging transactions, margin accounts, or other inherently speculative transactions with respect to our common stock at any time. Our directors, employees (including our executive officers), and consultants are also not permitted to pledge our securities as collateral for a loan.
Health and Welfare Benefits
All of our current NEOs are eligible to participate in our employee benefit plans, including our medical, dental, vision, life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We pay the premiums for the life, disability and accidental death and dismemberment insurance for all of our employees, including our NEOs.
Perquisites and Personal Benefits
With the exception of the car allowance we provide to Mr. Rubin, we generally do not provide perquisites or personal benefits to our NEOs. To the extent that any NEO was granted a perquisite or other personal benefit that is subject to disclosure, such perquisite or other personal benefit has been reported in “—Summary Compensation Table” below.
401(k) Plan
We currently maintain a 401(k) retirement savings plan for our employees, including our NEOs, who satisfy certain eligibility requirements. The 401(k) plan is intended to qualify as a tax-qualified plan under the Internal Revenue Code. Our NEOs are eligible to participate in the 401(k) plan on the same basis as our other employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis (or post-tax basis through a “Roth” 401(k) election) through contributions to the 401(k) plan. For the year ended December 31, 2022, we provided matching contributions under our 401(k) Plan representing 50% of the first 5% of eligible compensation by plan participants, subject to federal tax limits.
Pension Benefits
Our NEOs did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during 2022.

Nonqualified Deferred Compensation
Our NEOs did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during the year ended December 31, 2022. Our Board may elect to provide our officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.
Compensation Risk Assessment
Our Compensation Committee has determined, based in part on an assessment of our Company’s executive compensation programs by its independent consultant, that its compensation policies and programs do not give rise to inappropriate risk taking or risks that are reasonably likely to have a material adverse effect on our Company.
Tax and Accounting Implications
One of the factors our Compensation Committee considers when determining executive compensation is the anticipated tax treatment to our Company and to the executives of the various payments and benefits. Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally provides that a publicly held company may not deduct compensation paid to certain covered executive officers to the extent that such compensation exceeds $1,000,000 per executive officer in any year. While the Committee generally considers this limit when determining compensation, there are instances in which our Compensation Committee has concluded, and reserves the discretion to conclude in the future, that it is appropriate to exceed the limitation on deductibility under Section 162(m) to ensure that executive officers are compensated in a manner that it believes to be consistent with our Company’s best interests and those of our stockholders.
Compensation Committee Report on Executive Compensation
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and contained within this annual report with management and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2022.
Submitted by the members of the Compensation Committee of the Board of Directors:
Kalen Holmes, Chairperson
David Kennedy
Robert Schmidt

This report of the compensation committee is required by the SEC and, in accordance with the SEC's rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed "filed" under either the Securities Act or the Exchange Act.

Summary Compensation Table
The following table presents all of the compensation awarded to, earned by or paid to our NEOs during the years ended December 31, 2022, 2021 and 2020:

Name	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Amir Dan Rubin	2022	675,000	—	9,999,994	—		454,025	97,026	(4)	11,226,045
Chair, CEO	2021	697,308	—	—	—		996,676	94,737	(5)	1,788,721
and President	2020	623,077	—	—	197,468,738	(7)	864,915	96,321	(6)	199,053,051
Bjorn Thaler	2022	407,692	—	4,672,643	4,040,513		254,000	22,896	(4)	9,397,744
Chief Financial Officer	2021	415,385	—	812,269	8,788,574		557,581	24,810	(5)	10,598,619
	2020	400,000	—	—	1,600,723		403,627	24,773	(6)	2,429,123
Andrew S. Diamond, M.D. (8)	2022	400,000	—	2,560,537	1,443,039		196,800	30,528	(4)	4,630,904
Chief Medical Officer	2021	415,385	—	980,172	2,924,991		312,000	29,730	(5)	4,662,278

Lisa A. Mango (9)	2022	382,212	—	4,560,540	1,443,039		163,125	29,655	(4)	6,578,571
General Counsel and Secretary	2021	388,077	—	1,056,014	3,286,278		259,022	28,942	(5)	5,018,333
(1)Salary equals base pay paid to each NEO during the applicable year. The actual salary paid may fluctuate due to the number of pay periods during the calendar year, the timing of increases in base salary, and the timing of payroll processing at each calendar year-end.
(2)The amounts reported in this column do not reflect dollar amounts actually received by the NEO. Instead, the amounts represent the aggregate grant date fair value of RSUs and stock options, as applicable, granted to our NEOs during 2022, 2021 and 2020 under our 2017 Equity Incentive Plan, as amended, or our 2020 Equity Incentive Plan, computed in accordance with ASC Topic 718 as disclosed in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. In the case of stock options, our NEOs will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. The amounts reported in this column reflect the accounting cost for these RSUs and stock options, as applicable, and do not correspond to the actual economic value that may be received by the NEOs upon vesting or settlement of RSUs or the exercise of the stock options or any sale of the underlying shares of common stock, as applicable.
(3)Amounts reflect cash performance-based incentives payable by us to the NEOs under our Annual Incentive Plan for 2022, 2021 and 2020, which were based upon the achievement of individual performance goals and/or the achievement of company and financial performance goals as approved by our Compensation Committee. Our 2022, 2021 and 2020 company and financial performance goals consisted of revenue and adjusted EBITDA targets. Individual performance goals were established for certain of our executive officers other than our CEO and Chief Financial Officer. For 2022, 2021 and 2020, we determined certain NEOs’ actual performance-based cash incentives based on attainment of these company and financial performance goals, which cash incentives our Compensation Committee determined were appropriate given each NEO’s individual performance and/or responsibility for the overall direction and success of our business, as applicable. For 2022, our Compensation Committee determined that Mr. Rubin, Mr. Thaler, Dr. Diamond and Ms. Mango were each entitled to 64%, 64%, 82% and 87%, respectively, of their target cash incentives. For 2021, our Compensation Committee determined that Mr. Rubin, Mr. Thaler, Dr. Diamond and Ms. Mango were each entitled to 139%, 139%, 130% and 138%, respectively, of their target cash incentives. For 2020, our Compensation Committee determined that Mr. Rubin and Mr. Thaler were each entitled to 144% and 144%, respectively, of their target cash incentives.
(4)For 2022, amounts represent a car allowance for Mr. Rubin ($66,000), medical insurance premiums paid by us on behalf of Mr. Rubin ($21,166), Mr. Thaler ($13,598), Dr. Diamond ($21,230), and Ms. Mango ($20,413), disability and life insurance premiums paid by us on behalf of each NEO, and contributions by us to Mr. Rubin’s, Mr. Thaler’s, Dr. Diamond’s, and Ms. Mango’s respective 401(k) plan accounts.
(5)For 2021, amounts represent a car allowance for Mr. Rubin ($66,000), medical insurance premiums paid by us on behalf of Mr. Rubin ($19,182), Mr. Thaler ($15,879), Dr. Diamond ($20,798), and Ms. Mango ($20,068), disability and life insurance premiums paid by us on behalf of each NEO, and contributions by us to Mr. Rubin’s, Mr. Thaler’s, Dr. Diamond’s, and Ms. Mango’s respective 401(k) plan accounts.
(6)For 2020, amounts represent a car allowance for Mr. Rubin ($66,000), medical insurance premiums paid by us on behalf of Mr. Rubin ($19,158) and Mr. Thaler ($15,975), disability and life insurance premiums paid by us on behalf of each NEO, and contributions by us to Mr. Rubin’s and Mr. Thaler’s and respective 401(k) plan accounts.
(7)Represents the Performance Option granted in December 2020 to Mr. Rubin which vests based upon achievement of certain stock price hurdles. See “Compensation Discussion and Analysis—Elements of Our Compensation Plan—Long-Term Equity Incentives—2020 CEO Long-Term Performance Option Grant” above. Assumptions used in the calculation of the Performance Option in accordance with ASC Topic 718 are included in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022. The grant date fair value of the Performance Option was determined based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition may not be satisfied for 2020 and, as a result, his compensation information for that year has been omitted.
(8)Dr. Diamond’s compensation information was not required for 2020 and, as a result, his compensation information for that year has been omitted.
(9)Ms. Mango’s compensation information was not required for 2020 and, as a result, her compensation information for that year has been omitted.

Grants of Plan-Based Awards as of December 31, 2022
The following table sets forth certain information with respect to all plan-based awards granted to our NEOs during the fiscal year ended December 31, 2022.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)		All Other Option Awards: Number of Securities Underlying Options (#)(2)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Amir Dan Rubin	Time-based RSU	08/12/22	—	—	—	583,090	(4)	—		—	9,999,994
	2022 Annual Incentive Plan	—	214,500	715,000	1,072,500	—		—		—	—
Bjorn Thaler	Time-based Stock Option	01/15/22	—	—	—	—		325,091	(5)	12.16	3,953,107
	Time-based Stock Option	01/15/22	—	—	—	—		7,188	(5)	12.16	87,406
	Time-based RSU	01/15/22	—	—	—	55,317	(6)	—		—	672,655
	Time-based RSU	08/08/22	—	—	—	237,529	(4)	—		—	3,999,988
	2022 Annual Incentive Plan	—	120,000	400,000	600,000	—		—		—	—
Andrew S. Diamond	Time-based Stock Option	01/15/22	—	—	—			118,671	(5)	12.16	1,443,039
	Time-based RSU	01/15/22	—	—	—	46,098	(6)	—		—	560,552
	Time-based RSU	08/08/22	—	—	—	118,764	(4)	—		—	1,999,986
	2022 Annual Incentive Plan	—	72,000	240,000	360,000	—		—		—	—
Lisa A. Mango	Time-based Stock Option	01/15/22	—	—	—	—		111,072	(5)	12.16	1,350,636
	Time-based Stock Option	01/15/22	—	—	—	—		7,599	(5)	12.16	92,404
	Time-based RSU	01/15/22	—	—	—	46,098	(6)	—		—	560,552
	Time-based RSU	08/08/22	—	—	—	237,529	(4)	—		—	3,999,988
	2022 Annual Incentive Plan	—	56,250	187,500	281,250	—		—		—	—

(1)Amounts reflect target cash performance-based incentives for the NEOs under our 2022 Annual Incentive Plan, which was based upon the achievement of individual performance goals and/or the achievement of company and financial performance goals as approved by our Compensation Committee. Our 2022 company and financial performance goals consisted of revenue and adjusted EBITDA targets. Individual performance goals were established for certain of our executive officers other than our CEO and Chief Financial Officer. For 2022, our Compensation Committee determined that the target cash incentive for Mr. Rubin, Mr. Thaler, Dr. Diamond and Ms. Mango should be 110%, 100%, 60% and 50%, respectively of each NEO’s base salary. Additional detail regarding the determination of cash incentives is included above under “Compensation Discussion and Analysis — Elements of our Compensation Plan — Annual Cash Incentives.” Actual payments are set forth in the “Summary Compensation Table” above.
(2)The RSUs and options were granted pursuant to our 2020 Equity Incentive Plan.
(3)The amounts reported in this column do not reflect dollar amounts actually received by the NEO. Instead, the amounts represent the aggregate grant date fair value of RSUs and stock options, as applicable, granted to our NEOs during the fiscal year ended December 31, 2022 under our 2017 Equity Incentive Plan, as amended, or our 2020 Equity Incentive Plan, computed in accordance with ASC Topic 718 as disclosed in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. In the case of stock options, our NEOs will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. The amounts reported in this column reflect the accounting cost for these RSUs and stock options, as applicable, and do not correspond to the actual economic value that may be received by the NEOs upon vesting or settlement of RSUs or the exercise of the stock options or any sale of the underlying shares of common stock, as applicable.
(4)The shares underlying the RSUs vest as follows: The RSU award vests annually over four years, with 50% of the RSUs vesting on the first anniversary of the grant date, 20% of the RSUs vesting on the second anniversary of the grant date, and 15% of the RSUs vesting on each of the third and fourth anniversaries of the grant date, subject to the NEO’s continued service with us.
(5)1/48th of the shares underlying this option vest monthly over four years commencing from the vesting commencement date, subject to the NEO’s continued service with us.
(6)The shares underlying the RSUs vest as follows: The RSU awards vest annually over four years, measured from the vesting commencement date, subject to the NEO’s continued service with us.

Outstanding Equity Awards as of December 31, 2022
The following table presents the outstanding equity incentive plan awards held by each NEO as of December 31, 2022.

				Option Awards(1)				Stock Awards
Name	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Amir Dan Rubin	11/21/19	(2)	09/07/22	242,235	1,822,530	11.56	11/20/29	—	—
	12/28/20	(3)	12/28/20	—	8,645,823	43.31	12/27/30	—	—
	08/12/22	(4)	08/12/22	—	—	—	—	583,090	9,743,434
Bjorn Thaler	05/10/19	(5)	04/01/19	10,416	41,667	7.93	05/09/29	—	—
	09/19/19	(6)	09/19/19	130,000	70,000	11.47	09/18/29	—	—
	05/12/20	(7)	05/12/20	69,868	38,314	27.25	05/11/30	—	—
	01/15/21	(7)	01/15/21	52,150	56,684	42.68	01/14/31	—	—
	11/19/21	(8)	11/19/21	56,649	152,515	19.81	11/18/31	—	—
	11/19/21	(9)	11/15/21	—	—	—	—	30,752	513,866
	01/15/22	(7)	01/15/22	76,147	256,132	12.16	1/14/32
	01/15/22	(10)	02/15/22	—	—	—	—	55,317	924,347
	08/08/22	(4)	08/08/22	—	—	—	—	237,529	3,969,110
Andrew S. Diamond	11/21/19	(7)	11/21/19	4,005	22,027	11.56	11/20/29	—	—
	01/15/21	(7)	01/15/21	16,225	17,635	42.68	01/14/31	—	—
	01/15/21	(10)	02/15/21	—	—	—	—	5,329	89,048
	11/19/21	(8)	11/19/21	20,232	54,470	19.81	11/18/31	—	—
	11/19/21	(9)	11/15/21	—	—	—	—	25,627	428,227
	01/15/22	(7)	01/15/22	4,944	91,476	12.16	01/14/32	—	—
	01/15/22	(10)	02/15/22	—	—	—	—	46,098	770,298
	08/08/22	(4)	08/08/22	—	—	—	—	118,764	1,984,546
Lisa A. Mango	09/14/17	(7)	09/14/17	3,750	—	4.01	09/13/27	—	—
	09/20/18	(7)	09/20/18	12,870	—	7.77	09/19/28	—	—
	09/19/19	(6)	09/19/19	2,500	52,500	11.47	09/18/29	—	—
	11/21/19	(7)	11/21/19	1,601	17,621	11.56	11/20/29	—	—
	01/15/21	(7)	01/15/21	20,281	22,044	42.68	01/14/31	—	—
	01/15/21	(10)	02/15/21	—	—	—	—	6,662	111,322
	11/19/21	(8)	11/19/21	20,232	54,470	19.81	11/18/31	—	—
	11/19/21	(9)	11/15/21	—	—	—	—	25,627	428,227
	01/15/22	(7)	01/15/22	2,472	91,476	12.16	01/14/32	—	—
	01/15/22	(10)	02/15/22	—	—	—	—	46,098	770,298
	08/08/22	(4)	08/08/22	—	—	—	—	237,529	3,969,110
(1)The unvested shares underlying the options set forth below are subject to accelerated vesting as described in “—Employment Arrangements—Amir Dan Rubin,” with respect to certain options held by Mr. Rubin, and “—Employment Arrangements—Executive Severance and Change in Control Plan” with respect to the options and RSUs held by Mr. Thaler, Dr. Diamond and Ms. Mango.
(2)63% of the shares underlying this option will vest ratably on a monthly basis from the vesting commencement date through August 2023; 25% of the shares underlying this option will vest ratably on a monthly basis from September 2023 to August 2024; and the remaining 12% of the shares underlying this option will vest ratably on a monthly basis from September 2024 to August 2025.
(3)The shares underlying the option are divided into four performance-based vesting tranches that will vest only if our common stock closing price achieves and sustains for 90 days a 30-day stock price average as follows (each a “Stock Price Milestone”; the number of shares subject to each such tranche in parentheses): $55 per share (1,330,127 shares); $70 per share (1,995,190 shares); $90 per share (2,660,253 shares); and $110 per share (2,660,253 shares). Each share price performance-based vesting tranche of the option is also subject to a time-based vesting requirement and will vest in equal monthly increments of 1/84th of the award commencing on the date of grant and ending on the seventh anniversary of the date of grant, subject to Mr. Rubin’s continued services with us as our CEO through the applicable vesting date. Once a Stock Price Milestone is met, then vesting for the portion of the grant meeting that Stock Price Milestone becomes subject solely to the time-based vesting requirement. No shares will vest with respect to the portion of the option for which the applicable Stock Price Milestone is not met before the end of the seven-year performance period. Any portion of the option that remains unvested on December 27, 2027 will automatically terminate without consideration. The stock price hurdles will be adjusted for stock splits and similar capitalization adjustments. The option expires 10 years after the grant date.
(4)The shares underlying the RSUs vest as follows: The RSU award vests annually over four years, with 50% of the RSUs vesting on the first anniversary of the grant date, 20% of the RSUs vesting on the second anniversary of the grant date, and 15% of the RSUs vesting on each of the third and fourth anniversaries of the grant date, subject to the NEO’s continued service with us.
(5)1/4th of the shares underlying this option vested on the first anniversary of the vesting commencement date and 1/48th of the shares vest monthly thereafter over the following three years, subject to the NEO’s continued service with us.
(6)1/5th of the shares underlying this option vested on the first anniversary of the vesting commencement date, and 1/60th of the shares vest monthly thereafter over the following four years, subject to the NEO’s continued service with us.

(7)1/48th of the shares underlying this option vest monthly over four years commencing from the vesting commencement date, subject to the NEO’s continued service with us.
(8)The options vest monthly over three years, with 25% of the shares subject to the option vesting in equal monthly installments during each of the first and second anniversaries of the vesting commencement date, and the remaining 50% of the shares subject to the option vesting in equal monthly installments in the third year following the vesting commencement date, subject to the NEO’s continued service with us.
(9)The shares underlying the RSUs vest as follows: The RSU awards vest annually over three years, with 25% of the RSUs vesting on each of the first and second anniversaries of the vesting commencement date and 50% of the RSUs vesting on the third anniversary of the vesting commencement date, subject to the NEO’s continued service with us.
(10)The shares underlying the RSUs vest as follows: The RSU awards vest annually over four years, measured from the vesting commencement date, subject to the NEO’s continued service with us.

Option Exercises and Stock Vested Table
The following table presents, for each of our NEOs, the shares of our common stock that were acquired upon the exercise of stock options and vesting of RSUs, if any, and the related value realized during the fiscal year ending December 31, 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Amir Dan Rubin	6,933,745	88,919,170	—	—
Bjorn Thaler	321,597	2,972,380	10,251	171,602
Andrew S. Diamond	184,211	1,566,968	10,319	163,731
Lisa A. Mango	146,986	978,940	10,763	168,912

(1)The aggregate value realized upon the exercise of a stock option represents the difference between the aggregate market price of the shares of our common stock exercised on the date of exercise and the aggregate exercise price of the stock option.
Employment Arrangements
The employment agreements and offer letters with our NEOs generally provide for at-will employment and set forth the executive officer’s initial base salary, applicable signing bonuses, eligibility for employee benefits and confirmation of the terms of previously issued equity grants, and for our Chair, Chief Executive Officer and President, severance benefits on a qualifying termination of employment or resignation. In addition, each of our NEOs has executed our standard confidential information and invention assignment agreement. The key terms of these agreements are described below.
In addition, our NEOs (other than Mr. Rubin) are participants in our Executive Severance and Change in Control Plan, adopted by our Board in January 2020. See “—Potential Payments Upon Termination or Change in Control” for a description of the severance benefits provided under this plan.
Amir Dan Rubin
In June 2017, we entered into, and in January 2020, we amended, an employment agreement with Amir Dan Rubin, our Chair, Chief Executive Officer and President. The employment agreement was subsequently modified by a letter agreement between Mr. Rubin and Amazon (the “Amazon Letter Agreement”), which was entered into in connection with the Amazon Merger (the details of which are set forth below). Pursuant to his employment agreement, Mr. Rubin is eligible to earn an annual base salary, which was $650,000 in 2022. For 2022, Mr. Rubin was also eligible for a target cash incentive of 110% of his base salary pursuant to our Annual Incentive Plan. Our Compensation Committee or Board will determine his actual cash incentive amount based on its assessment of our Company and individual performance during the year. The agreement also provides for Mr. Rubin to participate in our benefit programs generally made available to our executive officers and other employees.
If we terminate Mr. Rubin without cause or he resigns for good reason, at any time other than three months prior to or twelve months following a change in control, then, subject to Mr. Rubin executing and not revoking a general release of all claims, he will be entitled to (i) a lump sum payment equal to 12 months of his annual base salary, (ii) continuation of health insurance coverage under COBRA for up to 12 months following termination or resignation and (iii) acceleration of such number of shares under Mr. Rubin’s stock option to purchase 7,948,990 shares, granted on September 14, 2017, that would have vested and become exercisable if Mr. Rubin had completed an additional 12 months of employment following his termination or resignation date.
In addition, if we terminate Mr. Rubin without cause or he resigns for good reason on or within three months prior to or 12 months following a change in control, then, subject to Mr. Rubin executing and not revoking a general release of all claims, he will be entitled to (i) a lump sum payment equal to 24 months of his annual base salary, (ii) a lump sum payment equal to his full performance-based cash incentive at his target achievement level for the applicable year under the Annual Incentive Plan, (iii) continuation of health insurance coverage under COBRA for up to 24 months following termination or resignation and (iv) acceleration of all equity awards outstanding on the resignation or termination date (excluding the Performance Option).
Additionally, in connection with, and contingent upon, the closing of the Amazon Merger, Mr. Rubin has entered into the Amazon Letter Agreement pursuant to which Mr. Rubin will serve as CEO, One Medical, following the closing of the Amazon Merger.
The Amazon Letter Agreement provides that, effective as of the closing date of the Amazon Merger, Mr. Rubin’s employment agreement with us is amended such that (i) Mr. Rubin waives any right he may have to terminate his employment on or following the closing date of the Amazon Merger for Good Reason (as defined in Mr. Rubin’s employment agreement with the Company) and Mr. Rubin will not be entitled to any severance or other termination benefits (including any acceleration of vesting or continued vesting of any equity-based awards) in the event Mr. Rubin terminates his employment for any reason on or following the closing date of the Amazon Merger, (ii) the Amazon restricted stock unit awards to be granted to Mr. Rubin pursuant to the Amazon Letter Agreement and any other equity-based awards granted to him by Amazon following the closing of the Amazon Merger will not be subject to accelerated vesting or continuing vesting upon termination of his employment for any reason and (iii) any equity-based awards granted to him by us between July 20, 2022 and the closing date of the Amazon Merger that remain unvested as of the closing date of the Amazon Merger will be forfeited for no consideration, effective as of the closing date of the Amazon Merger. In the event Mr. Rubin’s employment is terminated by Amazon without Cause (as defined in Mr. Rubin’s employment agreement with the Company) on or following the closing date of the Amazon Merger, he will be eligible to receive the severance and other termination benefits under his employment agreement.
Bjorn Thaler
In February 2019, we entered into an offer letter with Bjorn Thaler, our Chief Financial Officer. Mr. Thaler’s offer letter provides that he is eligible for an annual base salary, which in 2022 was $400,000. For 2022, Mr. Thaler was also eligible for a target cash incentive of 100% of his base salary pursuant to our Annual Incentive Plan. Mr. Thaler is also an eligible participant in our Executive Severance and Change in Control Plan. The offer letter also provides for Mr. Thaler to participate in the benefit programs generally made available to our employees and reimbursement of legal expenses incurred by Mr. Thaler in connection with review of his offer letter.

Andrew S. Diamond, MD
In August 2007, One Medical Group, Inc., a consolidated One Medical affiliated professional entity, entered into a physician employment agreement with Dr. Andrew S. Diamond. Dr. Diamond provides services to us pursuant to contractual arrangements with our Company and One Medical Group, Inc. The physician employment agreement provides that Dr. Diamond is eligible to earn an annualized base salary, which was $400,000 in 2022. The physician employment agreement also provides for Dr. Diamond to participate in the benefit programs generally made available to our employees. For 2022, Dr. Diamond was also eligible for a target cash incentive of 60% of his base salary pursuant to our Annual Incentive Plan and is a participant in our Executive Severance and Change in Control Plan.
Lisa A. Mango
In October 2015, we entered into an offer letter with Lisa A. Mango, which provides that she is eligible to earn an annualized base salary, which was $375,000 in 2022. The offer letter also provides for Ms. Mango to participate in the benefit programs generally made available to our employees. For 2022, Ms. Mango was also eligible for a target cash incentive of 50% of her base salary pursuant to our Annual Incentive Plan and is a participant in our Executive Severance and Change in Control Plan.

Executive Severance and Change in Control Plan
In January 2020, our Board adopted an Executive Severance and Change in Control Plan that provides severance benefits to each of our executive officers, including our NEOs, other than our CEO.
Under the Executive Severance and Change in Control Plan, upon an involuntary termination without cause or resignation for good reason, participants in the plan will be entitled to receive (i) a cash payment equal to twelve months’ base salary and (ii) continuation of health insurance under COBRA for up to twelve months following the resignation or termination date. In addition, upon an involuntary termination without cause or resignation for good reason in connection with or within twelve months following a change in control, participants will be entitled to (i) receive a cash payment equal to twelve months’ base salary, (ii) receive a cash payment for the participant’s full performance-based incentive at the participant’s target achievement level for the applicable year under the Annual Incentive Plan, (iii) continuation of health insurance under COBRA for up to twelve months following the resignation or termination date, and (iv) acceleration of all time-based vesting equity awards outstanding on the resignation or termination date. With respect to the Retention RSUs for our NEOs (other than our CEO), changes in employee roles and reporting chain naturally resulting from the consummation of the proposed Amazon Merger would not automatically give rise to “Good Reason” at any time on or after the closing date of such transaction. All such severance benefits are subject to the participant signing a general release of all known and unknown claims in substantially the form provided in the Executive Severance and Change in Control Plan.
The benefits provided under the Executive Severance and Change in Control Plan supersede any similar severance benefits described in a participant’s offer letter or employment agreement (other than for Mr. Rubin, as noted below).
Other Change of Control and Severance Arrangements
Under Mr. Rubin’s employment agreement, if we terminate Mr. Rubin without cause or he resigns for good reason, at any time other than three months prior to or twelve months following a change in control, then, subject to Mr. Rubin executing and not revoking a general release of all claims, he will be entitled to (i) a lump sum payment equal to 12 months of his annual base salary, (ii) continuation of health insurance coverage under COBRA for up to 12 months following termination or resignation and (iii) acceleration of such number of shares under Mr. Rubin’s stock option to purchase 7,948,990 shares, granted on September 14, 2017, that would have vested and become exercisable if Mr. Rubin had completed an additional 12 months of employment following his termination or resignation date.
In addition, if we terminate Mr. Rubin without cause or he resigns for good reason on or within three months prior to or 12 months following a change in control, then, subject to Mr. Rubin executing and not revoking a general release of all claims, he will be entitled to (i) a lump sum payment equal to 24 months of his annual base salary, (ii) a lump sum payment equal to his full performance-based cash incentive at his target achievement level for the applicable year under the Annual Incentive Plan, (iii) continuation of health insurance coverage under COBRA for up to 24 months following termination or resignation and (iv) acceleration of all equity awards outstanding on the resignation or termination date (excluding the Performance Option). The Amazon Letter Agreement also provides that, effective as of the closing date of the Amazon Merger, Mr. Rubin’s employment agreement with us is amended such that Mr. Rubin waives any right he may have to receive severance benefits upon a termination of his employment on or following the closing date of the Amazon Merger for Good Reason (as defined in Mr. Rubin’s employment agreement).
Separately, pursuant to the terms of Mr. Rubin’s Performance Option grant notice and agreement, in connection with a change in control, if the change-in-control price is at or higher than the performance milestone for any tranche of the Performance Option, that tranche will then have satisfied the applicable performance milestone; the portion of the option with a performance milestone above the change-in-control price would be forfeited. However, full vesting and exercisability of the Performance Option will remain subject to satisfaction of the first to occur of the following conditions: (i) Mr. Rubin providing up to 12 months of continued service post-closing (the “Consulting Period”) in a role determined by the acquirer (if the services are provided for the full Consulting Period, the Performance Option would vest at the conclusion of the Consulting Period); (ii) Mr. Rubin’s service is terminated by the acquirer without cause during the Consulting Period, in which case, the Performance Option would vest at the time of such termination; or (iii) the acquirer elects not to engage Mr. Rubin’s services post-closing, in which case, the Performance Option would vest upon the closing. Pursuant to the terms of the Amazon Merger Agreement, and contingent and effective upon the closing of the Amazon Merger, the Performance Option will be canceled.
Potential Payments Upon Termination or Change in Control
The following table presents information concerning estimated payments and benefits that would be provided in the circumstances described below for each of the NEOs serving as of the end of the fiscal year ended December 31, 2022. The payments and benefits set forth below are estimated assuming that the termination or change in control event occurred on the last business day of our fiscal year ended December 31, 2022 using the closing market price of our stock on that date. Actual payments and benefits could be different if such events were to occur on any other date or at any other price or if any other assumptions are used to estimate potential payments and benefits.

	Separation from Service Absent a Change of Control(1)						Separation from Service in Connection with a Change of Control(1)(2)
Name	Cash Severance ($)		Continued Benefits ($)		Equity Acceleration ($)(3)	Total ($)	Cash Severance ($)		Continued Benefits ($)		Equity Acceleration ($)(3)		Total ($)
Amir Dan Rubin	650,000	(4)	30,865	(5)	—	680,865	2,015,000	(6)	61,730	(8)	9,386,030		11,462,760
Bjorn Thaler	400,000	(4)	8,687	(5)	—	408,687	800,000	(7)	8,687	(5)	7,305,359	(9)	8,114,046
Andrew S. Diamond	400,000	(4)	26,216	(5)	—	426,216	640,000	(7)	26,216	(5)	3,801,774	(9)	4,467,990
Lisa A. Mango	375,000	(4)	31,729	(5)	—	406,729	562,500	(7)	31,729	(5)	6,061,020	(9)	6,655,249

(1)A “separation from service” means employment is terminated by the Company without cause or resignation for good reason and such termination constitutes a “separation from service” (as defined under Treasury Regulation Section 1.409A-1(h)). With respect to the Retention RSUs granted to the executive officers in August 2022 only, changes in employee roles and reporting chain naturally resulting from the consummation of the proposed Amazon Merger would not automatically give rise to “Good Reason.”
(2)For all NEOs (other than Mr. Rubin),“in connection with a change of control” means a separation from service within 12 months following a “Change of Control” as defined in the Executive Severance and Change in Control Plan. For Mr. Rubin, “in connection with a change of control” means a separation from service within the three months prior to the effective date of a “Change of Control” or 12 months following the effective date of a “Change of Control” as defined in the Company’s 2017 Equity Incentive Plan.
(3)Represents the acceleration of vesting of unvested, in-the-money stock options and RSUs, as applicable. The market value of the shares underlying the stock options and RSUs as of December 31, 2022, is reported based on the closing price of our common stock, as reported on The Nasdaq Global Select Market, of $16.71 per share on December 30, 2022. The equity acceleration value reported excludes any options that were out of the money on December 31, 2022. For all NEOs (other than Mr. Rubin), the equity acceleration value reported includes grants approved by our Board in August 2022 in connection with the Amazon Merger.
(4)Represents 12 months of the NEO’s base salary.
(5)Represents  12 months of the NEO’s COBRA benefits continuation.
(6)Represents 24 months of the NEO’s base salary plus such NEO’s full performance-based cash incentive at the target achievement level for 2022 under our Annual Incentive Plan.
(7)Represents 12 months of the NEO’s base salary plus such NEO’s full performance-based cash incentive at the target achievement level for 2022 under our Annual Incentive Plan.
(8)Represents 24 months of the NEO’s COBRA benefits continuation.
(9)Represents acceleration of 100% of the total number of shares underlying outstanding and unvested stock options and RSUs held by such NEO.
CEO Pay Ratio

Pursuant to SEC rules, we are required to provide information regarding the relationship between the annual total compensation of our Chief Executive Officer, and the median of the annual total compensation of all of our employees (other than our Chief Executive Officer) for the year ended December 31, 2022. For the year ended December 31, 2022, the annual total compensation of our median employee was $106,622 and the annual total compensation of our Chief Executive Officer was $11,226,045, as reported in the “Total Compensation” column in the “Summary Compensation Table” included in this annual report and includes a one-time special grant of Retention RSUs during fiscal year 2022 in the amount of $9,999,994. See “Elements of our Compensation Plan—Long-Term Equity Incentives—2022 Retention Equity Grants” for more information regarding these Retention RSUs.

Based on this information, for 2022, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees was 105:1. We believe this ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act. Because the SEC’s rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, our pay ratio may not be directly comparable to the pay ratio reported by other companies.

As permitted by SEC rules, to identify our median employee, we reviewed actual base salaries for fiscal year 2022 as our consistently applied compensation measure, which we calculated as actual salary and actual sales commissions paid to our employees in 2022. We collected payroll data for all full-time, part-time, temporary and seasonal employees of 1Life and its consolidated entities (other than our Chief Executive Officer) as of December 30, 2022 to determine our employee population and excluded contractors or workers employed through a third-party provider in our employee population. For those employees employed by us for less than the full fiscal year, we annualized total salary amounts. Using our consistently applied compensation measure, we identified a median employee who is a full-time employee.

In identifying the median employee, we excluded employees at the median who had anomalous compensation characteristics. Once we selected the individual who represented the median employee, we then calculated the annual total compensation for this employee using the same methodology we used for our named executive officers in our 2022 Summary Compensation Table to yield the median annual total compensation disclosed above.
Employee Benefit and Stock Plans
2020 Equity Incentive Plan
Our board of directors adopted the 2020 Equity Incentive Plan (the "2020 Plan"), in September 2019, and our stockholders approved the 2020 Plan in January 2020. The 2020 Plan became effective upon the execution of the underwriting agreement for our initial public offering. The 2020 Plan is the successor to our 2017 Equity Incentive Plan (the "2017 Plan"), which is described below.
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
In the event of a corporate transaction, the plan administrator has the discretion to take any of the following actions with respect to stock awards:
•arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;
•arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;
•accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction;
•arrange for the lapse of any reacquisition or repurchase right held by us;

•cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as our board of directors may deem appropriate; or
•make a payment equal to the excess of (A) the value of the property the participant would have received upon exercise of the stock award over (B) the exercise price otherwise payable in connection with the stock award.
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

2020 Employee Stock Purchase Plan
Our board of directors adopted our 2020 Employee Stock Purchase Plan (the "ESPP"), in September 2019, and our stockholders adopted the ESPP in January 2020. The ESPP became effective upon the execution of the underwriting agreement for our initial public offering. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. The ESPP includes two components. One component is designed to allow eligible U.S. employees of 1Life to purchase common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. In addition, purchase rights may be granted under a component that does not qualify for such favorable tax treatment when necessary or appropriate to permit participation by eligible employees of 1Life who are foreign nationals or employed outside of the United States while complying with applicable foreign laws.
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

Limitations of Liability and Indemnification of Directors and Officers
Our amended and restated certificate of incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

•any breach of the director’s duty of loyalty to the corporation or its stockholders;

•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•unlawful payments of dividends or unlawful stock repurchases or redemptions; or

•any transaction from which the director derived an improper personal benefit.
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
We have also entered, and expect to continue to enter, into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in connection with any action, proceeding or investigation. We believe that these amended and restated certificate of incorporation and amended and restated bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.
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

Non-Employee Director Compensation
In September 2019, our board of directors, upon the recommendation of our compensation committee, adopted our Non-Employee Director Compensation Policy for the compensation of our non-employee directors, and in March 2021 the policy was amended and restated. From January 1 to June 2, 2021, each of our non-employee directors were eligible to receive annual retainers for Board and committee service of $40,000 and $20,000, respectively. Commencing on June 3, 2021, each of our non-employee directors received annual retainers for Board and committee service as follows:

Annual Retainer for Board Membership
Annual service on the board of directors	$50,000
Additional Annual Retainer for Committee Chair Service
Annual service as chair of the audit and compliance committee	$20,000
Annual service as chair of the compensation committee	$20,000
Annual service as chair of the nominating and corporate governance committee	$20,000
In lieu of a cash retainer for annual board service or for annual service as chair of any of the three committees of our board of directors, during 2022, a non-employee director could elect to receive restricted stock units to acquire up to the number of shares of common stock under the 2020 Equity Incentive Plan having a value of such annual retainers for board or committee service based on the fair market value of the underlying common stock on the date of grant, which grant would not be subject to any vesting conditions. All annual cash compensation amounts are payable in equal quarterly installments in arrears, following the end of each quarter in which the service occurred, pro-rated for any partial months of service.
Our policy during fiscal year 2022 provided that, each new non-employee director who joins our board of directors following the closing of our initial public offering will receive restricted stock units to acquire up to the number of shares of common stock under our 2020 Equity Incentive Plan having a value of $247,500 (the “Initial Grant”), based on the fair market value of the underlying common stock on the date of grant. The restricted stock units will vest on an annual basis over three years commencing on the grant date, subject to the non-employee director’s continuous service with us on each applicable vesting date.
On the date of each annual meeting of our stockholders, each continuing non-employee director will receive restricted stock units to acquire up to the number of shares of common stock under the 2020 Equity Incentive Plan having a value of $165,000 (the “Annual Grant”), based on the fair market value of the underlying common stock on the date of grant, vesting on the earlier of the date of the following annual meeting of stockholders or the one-year anniversary of the grant date, and subject to the non-employee director’s continuous service with us on the applicable vesting date.
Each non-employee director can elect to receive the value of any compensation for board and committee service, including annual retainers for board or committee service, the Initial Grant or the Annual Grant for an equivalent value in either cash or equity.
In the event of a change of control (as defined in the 2020 Equity Incentive Plan), any unvested restricted stock units or, for grants made before June 3, 2021, unvested options will fully vest and become exercisable immediately prior to the closing of such change of control, subject to the non-employee director’s continuous service with us until immediately prior to the closing of the change of control.
Pursuant to our 2020 Equity Incentive Plan the aggregate value of all compensation, including both equity and cash compensation, paid to any non-employee director during any period commencing on the date of our annual meeting of stockholders for a particular year and ending on the day immediately prior to the following year’s annual meeting of stockholders will not exceed $750,000. Employee directors receive no additional compensation for their service as a director.
All of our independent directors are entitled to reimbursement of reasonable out-of-pocket expenses incurred for their attendance at meetings of our board of directors or any committee thereof.
Non-Employee Director Compensation Table
The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during the year ended December 31, 2022. Mr. Rubin, our Chief Executive Officer and President, is also the Chair of our board of directors, but did not receive any additional compensation for his service as a director. Mr. Rubin’s compensation as a named executive officer of the Company is presented in "Executive Compensation—Summary Compensation Table".

Name	Fees Earned or Paid in Cash	Stock Awards($)(1)(2)	Option Awards($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total
Paul R. Auvil	—	250,201	—	—	—	$250,201
Mark S. Blumenkranz, M.D.	50,000	183,443	—	—	—	$233,443
Bruce W. Dunlevie	—	250,201	—	—	—	$250,201
Kalen F. Holmes, Ph.D.	70,000	183,443	—	—	—	$253,443
David P. Kennedy	—	231,115		—	—	$231,115
Freda Lewis-Hall, M.D.	50,000	183,443	—	—	—	$233,443
Robert R. Schmidt	215,000	—	—	—	—	$215,000
Scott C. Taylor	—	231,115	—	—	—	$231,115
Mary Ann Tocio	—	231,115	—	—	—	$231,115
(1)The amounts reported in this column do not reflect dollar amounts actually received by the non-employee director. Instead, the amounts reflect the aggregate grant date fair value of RSUs earned by the non-employee directors for services provided in 2022 (certain of which were granted subsequent to December 31, 2022 due to such director’s election to receive annual retainers in the form of restricted stock units), under our 2020 Equity Incentive Plan, computed in accordance with ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amounts reported in this column reflect the accounting cost for these RSUs, as applicable and do not correspond to the actual economic value that may be received by the non-employee directors upon the vesting or settlement of the RSUs or any sale of the underlying shares of common stock, as applicable. The table below shows the aggregate number of option awards (vested and unvested) and RSUs (unvested) held as of December 31, 2022 by each of our non-employee directors (which figures exclude awards granted to each director subsequent to December 31, 2022 as described above):

Name	Number of Shares Underlying Outstanding Options as of December 31, 2022	Number of RSUs Outstanding as of December 31, 2022
Paul R. Auvil	19,695	20,728
Mark S. Blumenkranz, M.D.	15,675	20,728
Bruce W. Dunlevie	8,249	20,728
Kalen F. Holmes, Ph.D.	29,373	20,728
David P. Kennedy	18,876	20,728
Freda Lewis-Hall, M.D.	15,675	20,728
Robert R. Schmidt	—	—
Scott C. Taylor	—	25,262
Mary Ann Tocio	12,214	27,330
(2)In accordance with our Non-Employee Director Compensation Policy, our directors can elect to receive RSUs in lieu of cash for their annual retainer and committee retainers. Our non-employee directors did not receive any equity award grants from us during the year ended December 31, 2022 other than RSUs granted in accordance with our Non-Employee Director Compensation Policy on a quarterly or annual basis or upon joining our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. The table includes outstanding stock options of Iora originally granted under Iora’s Third Amended and Restated 2011 Equity Incentive Plan (the “Iora Plan”), which we assumed in connection with our acquisition of Iora on September 1, 2021.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(1)	16,650,712	(2)	$29.65	(3)	10,973,717	(4)
Equity compensation plans not approved by stockholders (5)	816,821		$2.46		—
Total	17,467,533		$28.38		10,973,717
(1)Includes the following plans: our 2007 Equity Incentive Plan, 2017 Equity Incentive Plan, 2020 Equity Incentive Plan, and 2020 Employee Stock Purchase Plan.
(2)Excludes 13,424,299 shares that may be issued under restricted stock unit awards as of December 31, 2022.
(3)Excludes 13,424,299 shares that may be issued under restricted stock unit awards as of December 31, 2022.

(4)As of December 31, 2022, a total of 4,283,642 shares of our common stock have been reserved for issuance pursuant to the 2020 Plan, which number excludes the 8,241,225 shares that were added to the 2020 Plan as a result of the automatic annual increase on January 1, 2023. The 2020 Plan provides that the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our Compensation Committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2020 Plan, the 2007 Plan and the 2017 Plan will be added back to the shares of common stock available for issuance under such plans. Our Company no longer makes grants under the 2007 Plan and the 2017 Plan. As of December 31, 2022, a total of 6,690,075 shares of our common stock have been reserved for issuance pursuant to the ESPP, which number excludes the 2,800,000 shares that were added to the ESPP as a result of the automatic annual increase on January 1, 2023. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2021, by the lesser of 2,800,000 shares of our common stock, 1.5% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our Compensation Committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.
(5)    In connection with our acquisition of Iora, we assumed all outstanding Iora stock options under the Iora Plan. As of December 31, 2022, there were 816,821 shares issuable under such outstanding Iora stock options (with a weighted-average exercise price of $2.46). No further grants may be made under the Iora Plan.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2022 for:

•each person or group known to us who beneficially owns more than 5% of our common stock;

•each of our directors and nominees for director;

•each of our named executive officers named in “Executive Compensation”; and

•all of our directors and executive officers as a group.

Each stockholder’s percentage ownership is based on 206,030,641 shares of common stock outstanding as of December 31, 2022. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2022 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the stockholder.
Unless otherwise indicated, the address of each beneficial owner listed below is c/o 1Life Healthcare, Inc., One Embarcadero Center, Suite 1900, San Francisco, California 94111. Except as stated in the footnotes below, none of the stockholders or their affiliates, officers, directors and principal equity holders have held any position or office or have had any material relationship with us or our affiliates within the past three years.

	Shares Beneficially Owned
	Number	Percent
5% Stockholders:
The Vanguard Group (1)	14,124,081	6.9
Tiger Global Performance LLC (2)	13,793,100	6.7
Carlyle Partners VII Holdings, L.P. (3)	13,612,681	6.6
Temasek Holdings (Private) Limited (4)	10,347,820	5.0
BlackRock, Inc. (5)	10,072,258	4.9
Directors and Named Executive Officers:
Amir Dan Rubin (6)	584,218	*
Bjorn Thaler (7)	492,295	*
Andrew S. Diamond (8)	82,498	*
Lisa A. Mango (9)	183,861	*
Paul R. Auvil (10)	29,704	*
Mark S. Blumenkranz, M.D. (11)	18,263	*
Bruce W. Dunlevie (12)	685,041	*
Kalen F. Holmes, Ph.D.(13)	32,381	*
David P. Kennedy (14)	277,663	*
Freda Lewis-Hall, M.D. (15)	18,263	*
Robert R. Schmidt	—	—
Scott C. Taylor (16)	7,002	*
Mary Ann Tocio (17)	58,761	*
All directors and executive officers as a group (13 persons)(18)	2,469,950	1.2
*Represents beneficial ownership of less than one percent (1%) of the outstanding shares.
(1)Based on information reported by The Vanguard Group on Schedule 13G/A filed with the SEC on February 9, 2022. Of the shares of common stock beneficially owned, The Vanguard Group reported that it has sole dispositive power with respect to 13,791,833 shares, shared dispositive power with respect to 332,248 shares, sole voting power with respect to no shares and shared voting power with respect to 223,385 shares. The Vanguard Group listed its address as 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The Vanguard Group also filed a Schedule 13G/A on February 9, 2023 showing an increase in total shares beneficially owned to 17,071,447.
(2)Based on information reported by Tiger Global Performance LLC (“Tiger Global”), on Schedule 13G/A filed with the SEC on February 14, 2022. Of the shares of common stock beneficially owned, Tiger Global reported that is has shared voting power and shared dispositive power with respect to 13,793,100 shares. Tiger Global listed its address as 9 West 57th Street, 35th Floor, New York, New York 10019. Tiger Global also filed a Schedule 13G/A on February 14, 2023 showing a decrease in total shares beneficially owned to 0.
(3)Reflects shares of common stock held of record by Carlyle Partners VII Holdings, L.P. (the “Carlyle Investor”). Carlyle Group Management L.L.C. holds an irrevocable proxy to vote less than a majority of the shares of The Carlyle Group Inc. (“Carlyle”), a publicly traded company listed on Nasdaq. Carlyle is the sole member of Carlyle Holdings II GP L.L.C., which is the managing member of Carlyle Holdings II L.L.C., which, with respect to the shares of common stock held by the Carlyle Investor, is the managing member of CG Subsidiary Holdings L.L.C., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the general partner of TC Group Cayman Investment Holdings Sub L.P., which is the sole member of TC Group VII,

L.L.C., which is the general partner of TC Group VII, L.P., which is the general partner of the Carlyle Investor. Voting and investment determinations with respect to the shares of common stock held by the Carlyle Investor are made by an investment committee of TC Group VII, L.P. comprised of Allan Holt, William Conway, Jr., Daniel D’Aniello, David Rubenstein, Peter Clare, Kewsong Lee, Norma Kuntz, Sandra Horbach and Marco De Benedetti as a non-voting observer. Accordingly, each of the foregoing entities and individuals may be deemed to share beneficial ownership of the securities held of record by the Carlyle Investor. Each of them disclaims beneficial ownership of such securities. The address for Carlyle Partners VII Holdings, L.P. is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Suite 220 South, Washington, D.C. 20004.
Robert R. Schmidt, a member of our board of directors, is a principal of Carlyle. In addition, we have entered into a contractual arrangement with Carlyle as an enterprise client in the ordinary course of business and therefore derive revenue from Carlyle for services provided under such arrangement.
(4)Based on information reported by Temasek Holdings (Private) Limited (“Temasek”), on Schedule 13G filed with the SEC on March 4, 2022. Of the shares of common stock beneficially owned, Temasek reported that it has shared voting and dispositive power with respect to 10,347,820 shares. Temasek listed its address as 60B Orchard Road, #06-18 Tower 2, The Atrium@Orchard, Singapore 238891. Temasek also filed a Schedule 13G/A on February 10, 2023 regarding 101,288 escrow shares that are for the benefit of Aquarius Healthcare Investments Pte. Ltd., an indirect wholly-owned subsidiary of Temasek.
(5)Based on information reported by BlackRock, Inc. (“BlackRock”), on Schedule 13G filed with the SEC on February 4, 2022. Of the shares of common stock beneficially owned, BlackRock reported that it has sole voting power with respect to 9,676,652 shares and sole dispositive power over 10,072,258 shares. BlackRock listed its address as 55 East 52nd Street, New York, NY 10055. BlackRock also filed a Schedule 13G/A on February 1, 2023 showing an increase in total shares beneficially owned to 13,343,574.
(6)Consists of (i) 99,748 shares of common stock held directly by Mr. Rubin and (ii) 484,470 shares of common stock issuable to Mr. Rubin pursuant to options exercisable within 60 days of December 31, 2022.
(7)Consists of (i) 13,718 shares of common stock held directly by Mr. Thaler, (ii) 464,748 shares of common stock issuable to Mr. Thaler pursuant to options exercisable within 60 days of December 31, 2022 , and (iii) 13,829 shares of common stock issuable to Mr. Thaler pursuant to restricted stock units vesting within 60 days of December 31, 2022.
(8)Consists of (i) 10,319 shares of common stock held directly by Dr. Diamond, (ii) 58,878 shares of common stock issuable to Dr. Diamond pursuant to options exercisable within 60 days of December 31, 2022, and (iii) 13,301 shares of common stock issuable to Dr. Diamond pursuant to restricted stock units vesting within 60 days of December 31, 2022.
(9)Consists of (i) 88,385 shares of common stock held directly by Ms. Mango, (ii) 81,730 shares of common stock issuable to Ms. Mango pursuant to options exercisable within 60 days of December 31, 2022, and (iii) 13,746 shares of common stock issuable to Ms. Mango pursuant to restricted stock units vesting within 60 days of December 31, 2022.
(10)Consists of (i) 11,535 shares of common stock held directly by Mr. Auvil and (ii) 18,169 shares of common stock issuable to Mr. Auvil pursuant to options exercisable within 60 days of December 31, 2022.
(11)Consists of (i) 4,534 shares of common stock held directly by Dr. Blumenkranz and (ii) 13,729 shares of common stock issuable to Dr. Blumenkranz pursuant to options exercisable within 60 days of December 31, 2022.
(12)Consists of (i) 11,535 shares of common stock held by Mr. Dunlevie, (ii) 665,257 shares of common stock held by entities controlled by Mr. Dunlevie and (iii) 8,249 shares of common stock issuable to Mr. Dunlevie pursuant to options exercisable within 60 days of December 31, 2022.
(13)Consists of (i) 4,534 shares of common stock held directly by Dr. Holmes and (ii) 27,847 shares of common stock issuable to Dr. Holmes pursuant to options exercisable within 60 days of December 31, 2022.
(14)Consists of (i) 9,534 shares of common stock held directly by Mr. Kennedy, (ii) 250,779 shares of common stock held by the Cape Lone Star Trust for which Mr. Kennedy and his wife are trustees and share voting and dispositive power and (iii) 17,350 shares of common stock issuable to Mr. Kennedy pursuant to options exercisable within 60 days of December 31, 2022.
(15)Consists of (i) 4,534 shares of common stock held directly by Dr. Lewis-Hall and (ii) 13,729 shares of common stock issuable to Dr. Lewis-Hall pursuant to options exercisable within 60 days of December 31, 2022.
(16)Consists solely of shares of common stock held directly by Mr. Taylor.
(17)Consists of (i) 46,547 shares of common stock held directly by Ms. Tocio and (ii) 12,214 shares of common stock issuable to Ms. Tocio pursuant to options exercisable within 60 days of December 31, 2022.
(18)Consists of (i) 1,227,961 shares of common stock directly or indirectly held by all current executive officers and directors as a group, (ii) 1,201,113 shares of common stock issuable pursuant to options exercisable within 60 days of December 31, 2022 and (iii) 40,876 shares of common stock issuable pursuant to restricted stock units vesting within 60 days of December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The following is a summary of transactions since January 1, 2022, to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described in Part III, Item 11, “Executive Compensation” of this Annual Report on Form 10-K.
We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s length transactions.
Amended and Restated Investor Rights Agreement
In August 2018, we entered into an amended and restated investor rights agreement (“IRA”), with certain holders of our preferred stock and common stock, including certain members of, and affiliates of, our directors and certain of our executive officers. In January 2020, we amended and restated the IRA. The IRA provides the holders with certain registration rights, including the right to demand that we file a registration statement (including registration statements on Form S-3 and accompanying shelf takedowns) or request that their shares be covered by a registration statement that we are otherwise filing.
Enterprise Client Arrangements
We have entered into contractual arrangements in the ordinary course of business with certain enterprise clients who are affiliated with holders of more than 5% of our outstanding capital stock. The table below sets forth these enterprise clients, their affiliated stockholders and total net revenue derived from these enterprise clients for the year ended December 31, 2022.

		Net Revenue
		Year Ended December 31, 2022	Year Ended December 31, 2021
Enterprise Client	Affiliated Stockholder	(in thousands)
The Carlyle Group, Inc.	Carlyle Partners VII Holdings, L.P.	$185	$384
Employment Arrangements
We have entered into employment agreements and offer letters with certain of our executive officers. For more information regarding these agreements with our executive officers, see Part III, Item 11, “Executive Compensation—Compensation Discussion and Analysis—Employment Arrangements” of this Annual Report on Form 10-K.
Annual Cash Incentives
We have established a cash incentive plan for certain of our executive officers. For a description of this plan, see Part III. Item 11, “Executive Compensation—Compensation Discussion and Analysis—Elements of our Compensation Plan—Annual Cash Incentives” of this Annual Report on Form 10-K.
Other Transactions
We have granted options and restricted stock units to certain of our directors and named executive officers. For more information regarding the options and restricted stock units granted to our directors and named executive officers, see Part III, Item 11, “Executive Compensation—Non-Employee Director Compensation—Non-Employee Director Compensation Table” and “Executive Compensation—Outstanding Equity Awards as of December 31, 2022” of this Annual Report on Form 10-K.
We have entered into change in control agreements with certain of our executive officers pursuant to offer letters and/or our Executive Severance and Change in Control Plan that, among other things, provide for certain severance and change in control benefits. See the section titled “Executive Compensation—Executive Severance and Change in Control Plan” in Part III, Item 11 of this Annual Report on Form 10-K.
Policies and Procedures for Related Party Transactions
Our board of directors has adopted a related person transaction policy setting forth the policies and procedures for the identification, review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and a related person, as defined by the Securities Act, were or will be participants and the amount involved exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving any such transactions, our audit and compliance committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, the availability of other sources of comparable products or services, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction, and the extent of the related person’s interest in the transaction.
Director Independence
Under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of our board of directors as a listed company within one year of the closing of our initial public offering.
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Drs. Blumenkranz, Holmes and Lewis-Hall, Ms. Tocio and Messrs. Auvil, Dunlevie, Kennedy, Schmidt and Taylor do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.
Item 14. Principal Accounting Fees and Services.
The following table presents fees for professional audit services and other services rendered to our Company by PwC for our fiscal years ended December 31, 2022 and 2021.

	2022	2021
	(in thousands)
Audit Fees(1)	$3,132	$3,993
Audit-Related Fees(2)	—	280
Tax Fees	—	—
All Other Fees(3)	5	5
Total Fees	$3,137	$4,278
(1)Audit Fees consist of fees billed for professional services by PwC for the audit of our annual consolidated financial statements.
(2)Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”. These services include accounting consultations in connection with transactions, merger and acquisition due diligence and consultations concerning new financial accounting and reporting standards.
(3)All Other Fees for fiscal years 2022 and 2021 include software subscriptions.
Pre-Approval Policies and Procedures
The audit and compliance committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair the auditor’s independence. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the audit and compliance committee.
The audit and compliance committee at least annually reviews and provides general pre-approval for the services that may be provided by the independent registered public accounting firm; the term of the general pre-approval is 12 months from the date of approval, unless the audit and compliance committee specifically provides for a different period. If the audit and compliance committee has not provided general pre-approval, then the type of service requires specific pre-approval by the audit and compliance committee.
The audit and compliance committee may delegate pre-approval authority to one or more audit and compliance committee members so long as any such pre-approval decisions are presented to the full audit and compliance committee at its next scheduled meeting. The annual audit services, engagement terms, and fees are subject to the specific pre-approval of the audit and compliance committee. All services performed and related fees billed by PwC during fiscal year 2022 and fiscal year 2021 were pre-approved by the audit and compliance committee pursuant to regulations of the SEC.

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
(b)Exhibits
The exhibits listed in the following "Exhibit Index" are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated June 6, 2021, by and among 1Life Healthcare, Inc., SB Merger Sub, Inc., Iora Health, Inc. and Fortis Advisors LLC, solely in its capacity as the representative of the stockholders of Iora Health, Inc.	8-K	001-39203	2.1	6/7/20211
2.2*	Agreement and Plan of Merger, dated as of July 20, 2022, by and among 1Life Healthcare, Inc., Amazon.com, Inc. and Negroni Merger Sub, Inc.	8-K	001-39203	2.1	7/22/2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39203	3.1	2/4/2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39203	3.2	2/4/2020
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate.	S-1	333-235792	4.1	1/21/2020
4.3	Description of Securities					X
4.4	Indenture, dated as of May 26, 2020, by and between 1Life Healthcare, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-39203	4.1	5/29/2020
4.5	Form of Global Note, representing 1Life Healthcare, Inc.'s 3.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39203	4.2	5/29/2020
10.1+	Amended and Restated Investor Rights Agreement, dated January 15, 2020, by and among the Registrant and the investors listed on Exhibit A thereto.	S-1	333- 235792	10.1	1/21/2020
10.2+	2007 Equity Incentive Plan, as amended.	S-1	333- 235792	10.2	1/3/2020
10.3+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2007 Equity Incentive Plan.	S-1	333- 235792	10.3	1/3/2020
10.4+	2017 Equity Incentive Plan, as amended.	S-1	333- 235792	10.4	1/21/2020
10.5+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2017 Equity Incentive Plan.	S-1	333- 235792	10.5	1/3/2020
10.6+	2020 Equity Incentive Plan.	S-1	333- 235792	10.6	1/21/2020
10.7+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2020 Equity Incentive Plan.	S-1	333- 235792	10.7	1/21/2020
10.8+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Equity Incentive Plan.	S-1	333- 235792	10.8	1/21/2020
10.9+	2020 Employee Stock Purchase Plan.	S-1	333- 235792	10.9	1/21/2020
10.10+	Executive Annual Incentive Plan.	S-1	333- 235792	10.10	1/3/2020
10.11+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333- 235792	10.11	1/21/2020
10.12+	Employment Agreement, dated June 27, 2017, by and between the Registrant and Amir Dan Rubin, as amended on January 17, 2020.	S-1	333- 235792	10.17	1/21/2020
10.13+	Physician Employment Agreement, dated August 1, 2007, by and between One Medical Group, Inc. (previously Apollo Medical Group) and Andrew S. Diamond, M.D., Ph.D.	S-1	333- 235792	10.19	1/3/2020
10.14+	Provider Stock Option Program and Advisory Services Agreement, dated October 28, 2014, by and between the Registrant and Andrew S. Diamond, M.D., Ph.D.	S-1	333- 235792	10.20	1/3/2020
10.15	Office Lease, dated September 25, 2018, by and between the Registrant and One Embarcadero Center Venture.	S-1	333- 235792	10.21	1/3/2020
10.16	First Amendment to Office Lease, dated June 17, 2019, by and between the Registrant and One Embarcadero Center Venture.	S-1	333- 235792	10.22	1/3/2020
10.17	Form of Administrative Services Agreement by and between the Registrant and its affiliated professional entities.	S-1	333- 235792	10.23	1/3/2020
10.18¥	Interim Loan and Guaranty Agreement, dated November 14, 2022, by and between Registrant and Amazon.com Services, LLC					X
10.19+	1Life Healthcare, Inc. Executive Severance and Change in Control Plan.	S-1	333- 235792	10.26	1/21/2020
10.20+	Offer Letter, dated February 14, 2019, by and between the Registrant and Bjorn B. Thaler.	S-1	333- 235792	10.27	1/3/2020
10.21+	Offer Letter, dated October 16, 2015, by and between the Registrant and Lisa A. Mango.	S-1	333- 235792	10.28	1/3/2020
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X

Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Definition Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101).					X
*	The Schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
†	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of 1Life Healthcare, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.
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

1LIFE HEALTHCARE, INC.

Date: February 21, 2023	By:	/s/ Amir Dan Rubin
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

Signature	Title	Date

/s/ Amir Dan Rubin	Chair, Chief Executive Officer and President	February 21, 2023
Amir Dan Rubin	(Principal Executive Officer)

/s/ Bjorn Thaler	Chief Financial Officer	February 21, 2023
Bjorn Thaler	(Principal Financial Officer)

/s/ Vikas Agarwal	Chief Accounting Officer	February 21, 2023
Vikas Agarwal	(Principal Accounting Officer)

/s/ Paul R. Auvil	Director	February 21, 2023
Paul R. Auvil

/s/ Mark S. Blumenkranz	Director	February 21, 2023
Mark S. Blumenkranz, M.D.

/s/ Bruce W. Dunlevie	Director	February 21, 2023
Bruce W. Dunlevie

/s/ Kalen F. Holmes	Director	February 21, 2023
Kalen F. Holmes, Ph.D.

/s/ David P. Kennedy	Director	February 21, 2023
David P. Kennedy

/s/ Freda Lewis-Hall	Director	February 21, 2023
Freda Lewis-Hall, M.D.

/s/ Robert R. Schmidt	Director	February 21, 2023
Robert R. Schmidt

/s/ Scott C. Taylor	Director	February 21, 2023
Scott C. Taylor

/s/ Mary Ann Tocio	Director	February 21, 2023
Mary Ann Tocio

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020	F-5

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022, 2021, and 2020	F-6

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2022, 2021, and 2020	F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020	F-8

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of 1Life Healthcare, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of 1Life Healthcare, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Incurred but not yet Reported (“IBNR”) Claims Liability
As described in Note 2 to the consolidated financial statements, the Company’s incurred but not yet reported (“IBNR”) claims liability was $56.2 million as of December 31, 2022. As disclosed by management, the estimated IBNR liability is developed by management using actuarial models which consider significant assumptions such as completion factors and per member per month claim trends. Actual claims expense will differ from the estimated liability due to factors in estimated and actual member utilization of healthcare services, the amount of charges and other factors. Changes in this estimate can materially affect, either favorably or unfavorably, results from operations and overall financial position. The estimated reserve for IBNR claims liability is included in accounts receivable, net.
The principal considerations for our determination that performing procedures relating to the valuation of the IBNR claims liability related to Iora Health, Inc. is a critical audit matter are (i) the significant judgment by management when developing the estimate of IBNR claims liability; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate the actuarial models and significant assumptions related to completion factors and per member per month claims trends; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 21, 2023
We have served as the Company's auditor since 2013.

1LIFE HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$215,447	$341,971
Short-term marketable securities	46,980	111,671
Accounts receivable, net	137,359	103,498
Inventories	7,944	6,065
Prepaid expenses	18,724	28,055
Other current assets	24,485	21,767
Total current assets	450,939	613,027
Long-term marketable securities	—	48,296
Restricted cash	5,084	3,801
Property and equipment, net	220,314	193,716
Right-of-use assets	276,842	256,293
Intangible assets, net	312,177	352,158
Goodwill	1,157,401	1,147,464
Other assets	9,977	12,277
Total assets	$2,432,734	$2,627,032
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,148	$18,725
Accrued expenses	88,607	72,672
Deferred revenue, current	49,815	47,928
Operating lease liabilities, current	40,267	31,152
Other current liabilities	10,838	31,632
Total current liabilities	204,675	202,109
Operating lease liabilities, non-current	295,748	269,641
Convertible senior notes	311,719	309,844
Deferred income taxes	43,899	73,875
Deferred revenue, non-current	21,233	29,317
Other non-current liabilities	11,474	13,663
Total liabilities	888,748	898,449
Commitments and contingencies (Note 17)
Stockholders' Equity:
Common stock, $0.001 par value, 1,000,000 and 1,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 206,031 and 191,722 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	206	193
Additional paid-in capital	2,560,604	2,346,781
Accumulated deficit	(1,016,045)	(618,198)
Accumulated other comprehensive income (loss)	(779)	(193)
Total stockholders' equity	1,543,986	1,728,583
Total liabilities and stockholders' equity	$2,432,734	$2,627,032

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net Revenue:
Medicare revenue	$528,909	$129,979	$—
Commercial revenue	516,638	493,336	380,223
Total net revenue	1,045,547	623,315	380,223
Operating expenses:
Medical claims expense	419,659	116,543	—
Cost of care, exclusive of depreciation and amortization shown separately below	441,499	318,639	234,959
Sales and marketing	97,065	61,994	36,967
General and administrative	415,834	323,127	157,282
Depreciation and amortization	91,185	46,496	22,374
Total operating expenses	1,465,242	866,799	451,582
Loss from operations	(419,695)	(243,484)	(71,359)
Other income (expense), net:
Interest income	2,015	798	1,809
Interest and other income (expense)	(11,681)	(13,757)	(13,434)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	(6,560)
Total other income (expense), net	(9,666)	(12,959)	(18,185)
Loss before income taxes	(429,361)	(256,443)	(89,544)
Provision for (benefit from) income taxes	(31,514)	(1,802)	(123)
Net loss	(397,847)	(254,641)	(89,421)
Less: Net loss attributable to noncontrolling interest	—	—	(704)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(397,847)	$(254,641)	$(88,717)
Net loss per share attributable to 1Life Healthcare, Inc. stockholders - basic and diluted	$(2.02)	$(1.64)	$(0.75)
Weighted average common shares outstanding - basic and diluted	197,048	155,343	118,379

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(397,847)	$(254,641)	$(89,421)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(586)	(201)	(30)
Comprehensive loss	(398,433)	(254,842)	(89,451)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(704)
Comprehensive loss attributable to 1Life Healthcare, Inc. stockholders	$(398,433)	$(254,842)	$(88,747)

The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit) Attributable to 1Life Healthcare, Inc. Stockholders	Non controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	86,252	$402,488	18,952	$19	$93,945	$(281,068)	$38	$(187,066)	$3,035	$(184,031)
Exercise of redeemable convertible preferred stock warrant	5	76						—		—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(86,257)	(402,564)	86,257	86	402,478			402,564		402,564
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $23,631			20,125	20	258,099			258,119		258,119
Fair value adjustment to redeemable convertible preferred stock warrants upon conversion into common stock warrants					13,740			13,740		13,740
Reimbursed secondary offering issuance costs					784			784		784
Exercise of stock options			8,123	9	35,677			35,686		35,686
Exercise of common stock warrants			11		73			73		73
Cashless exercise of common stock warrants			590					—		—
Issuance of common stock under the employee stock purchase plan			349		4,834			4,834		4,834
Issuance of common stock for settlement of RSUs			40		(833)			(833)		(833)
Shares issued related to net share settlement			25		833			833		833
Stock-based compensation expense					35,095			35,095		35,095
Net unrealized gain (loss) on marketable securities							(30)	(30)		(30)
Equity component of convertible senior notes, net of issuance costs of $2,242					73,393			73,393		73,393
VIE deconsolidation								—	(2,331)	(2,331)
Net loss						(88,717)		(88,717)	(704)	(89,421)
Balances at December 31, 2020	—	—	134,472	134	918,118	(369,785)	8	548,475	—	548,475
Impact of adoption of ASU 2020-06					(73,393)	6,656		(66,737)		(66,737)
Impact of adoption of ASC 326						(428)		(428)		(428)
Exercise of stock options			4,284	6	22,778			22,784		22,784
Issuance of common stock under the Employee Stock Purchase Plan			222		5,078			5,078		5,078
Issuance of common stock for settlement of RSUs			338							—
Issuance of common stock in acquisition			52,406	53	1,313,259			1,313,312		1,313,312
Equity awards assumed in acquisition					48,643			48,643		48,643
Stock-based compensation expense					112,298			112,298		112,298
Net unrealized gain (loss) on marketable securities							(201)	(201)		(201)
Net loss						(254,641)		(254,641)		(254,641)
Balances at December 31, 2021	—	—	191,722	193	2,346,781	(618,198)	(193)	1,728,583	—	1,728,583
Exercise of stock options			11,683	12	58,877			58,889		58,889
Issuance of common stock under the employee stock purchase plan			356		2,489			2,489		2,489
Issuance of common stock for settlement of RSUs			996					—		—
Issuance of common stock in acquisition			1,274	1	5,541			5,542		5,542
Stock-based compensation expense					146,916			146,916		146,916
Net unrealized gain (loss) on marketable securities							(586)	(586)		(586)
Net loss						(397,847)		(397,847)		(397,847)
Balances at December 31, 2022	—	$—	206,031	$206	$2,560,604	$(1,016,045)	$(779)	$1,543,986	$—	$1,543,986
The accompanying notes are an integral part of these consolidated financial statements.

1LIFE HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(397,847)	$(254,641)	$(89,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	(928)	966	105
Depreciation and amortization	91,185	46,496	22,374
Amortization of debt discount and issuance costs	1,875	1,874	7,767
Accretion of discounts and amortization of premiums on marketable securities, net	1,307	1,178	(933)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	6,560
Reduction of operating lease right-of-use assets	33,929	22,062	13,653
Stock-based compensation	146,916	112,298	35,095
Deferred income taxes	(29,976)	(4,006)	(2,656)
Other non-cash items	1,082	864	(8)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(32,576)	(16,546)	(35,167)
Inventories	(1,854)	1,118	(3,921)
Prepaid expenses and other current assets	18,575	(18,979)	6,488
Other assets	1,333	1,687	(943)
Accounts payable	(2,878)	3,111	298
Accrued expenses	15,418	11,175	26,849
Deferred revenue	(6,578)	3,350	16,566
Operating lease liabilities	(30,248)	(20,919)	(12,169)
Other liabilities	(20,538)	20,346	5,085
Net cash used in operating activities	(211,803)	(88,566)	(4,378)
Cash flows from investing activities:
Purchases of property and equipment, net	(73,719)	(63,616)	(63,707)
Purchases of marketable securities	(54,906)	(215,289)	(963,272)
Proceeds from sales and maturities of marketable securities	166,000	623,966	513,315
Acquisitions of businesses, net of cash and restricted cash acquired	(10,360)	(23,257)	—
Issuance of note receivable	—	(30,000)	—
VIE deconsolidation	—	—	(810)
Net cash provided by (used in) investing activities	27,015	291,804	(514,474)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	—	316,250
Payment of convertible senior notes issuance costs	—	—	(9,374)
Proceeds from initial public offering	—	—	281,750
Payment of underwriting discount and commissions, and offering costs	—	—	(20,538)
Proceeds from the exercise of stock options	58,889	22,784	35,686
Proceeds from employee stock purchase plan	2,489	5,078	4,835
Taxes paid related to net share settlement of equity awards	—	—	(833)
Proceeds from the exercise of redeemable convertible preferred and common stock warrants	—	—	110
Repayment of notes payable	—	—	(3,300)
Payment of principal portion of finance lease liability	(52)	(51)	(58)
Payment received from acquisition related contingent consideration	500	—	—
Net cash provided by financing activities	61,826	27,811	604,528
Net (decrease) increase in cash, cash equivalents and restricted cash	(122,962)	231,049	85,676
Cash, cash equivalents and restricted cash at beginning of period	346,054	115,005	29,329
Cash, cash equivalent and restricted cash at end of period	$223,092	$346,054	$115,005
Supplemental disclosure of cash flow information:
Cash (received) paid for income taxes	$(4,591)	$13,177	$—
Cash paid for interest	$9,492	$9,495	$5,251
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$10,059	$10,707	$4,571
Equity consideration provided for business acquisition	$5,541	$1,361,955	$—

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
Iora Health is an administrative and managerial services company that provides services pursuant to contracts with Iora Health NE DCE, LLC, a limited liability company that participates in CMS' Direct Contracting Program (now redesigned and renamed the ACO REACH Program . Iora Health, Iora Senior Health, the Iora PCs, and the DCE entity are collectively referred to herein as “Iora”. See Note 8, "Business Combinations" to the consolidated financial statements.
1Life, Iora Health, Iora Senior Health, the PCs, and the DCE entity are collectively referred to herein as the “Company”. 1Life and the One Medical PCs operate under the brand name One Medical.
Certain Risks and Uncertainties
The Company has incurred losses from operations since inception. Management expects that operating losses and negative cash flows from operations will continue in the foreseeable future; however, it currently believes that the Company's current cash, cash equivalents, marketable securities, and the Loan Agreement from Amazon are sufficient to fund its operating expenses and capital expenditure requirements for the next twelve months.
The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or an adjustment to the carrying value of its assets or liabilities. The accounting estimates and other matters assessed include, but were not limited to, allowance for credit losses, goodwill and other long-lived assets and revenue recognition. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.
Proposed Acquisition by Amazon
As more fully described in Note 20, on July 20, 2022, the Company entered into a definitive merger agreement (the "Merger Agreement") with Amazon.com, Inc. ("Amazon"), pursuant to which (and subject to the terms and conditions described in the Merger Agreement) the Company will merge with and into a wholly-owned indirect subsidiary of Amazon ("Amazon Merger"). Subject to the terms and conditions of the Merger Agreement, Amazon will acquire the Company for $18 per share in an all-cash transaction, valued at approximately $3.9 billion, including the Company’s net debt. As a result of the Amazon Merger, the Company will become a wholly-owned indirect subsidiary of Amazon. The consummation of the Amazon Merger is subject to a number of closing conditions, including, among others, the receipt of certain regulatory approvals, as well as other customary closing conditions.
In connection with the Merger, on November 14, 2022, Amazon and the Company entered into the Loan Agreement pursuant to which Amazon has agreed to provide senior unsecured financing to the Company in an aggregate principal amount of up to $300.0 million to be funded in up to ten tranches of $30.0 million per month, beginning on March 20, 2023 until the earliest of (i) the 24-month anniversary of the termination of the Merger in accordance with the terms of the Merger Agreement, (ii) if the Merger has not occurred and the Company does not refinance all of its convertible senior notes, January 1, 2025, (iii) 120 days prior to the maturity date of any indebtedness used to finance the existing convertible senior notes, and (iv) July 22, 2026. The proceeds will be used for working capital funding requirements and other general corporate purposes of the Company.

Basis of Presentation
The Company has prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”).
The accompanying consolidated financial statements include the accounts of 1Life, Iora Health, and Iora Senior Health, their wholly owned subsidiaries, and variable interest entities (“VIE”) in which 1Life, Iora Health, and Iora Senior Health have an interest and are the primary beneficiaries. See Note 3, “Variable Interest Entities”. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. Cash and cash equivalents consist of cash on deposit, investments in money market funds, and commercial paper. Restricted cash represents cash held under letters of credit for various leases and certain At-Risk arrangements. The expected duration of restrictions on the Company's restricted cash generally ranges from 1 to 7 years.
The reconciliation of cash, cash equivalents, and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	December 31,
	2022	2021	2020
Cash and cash equivalents	$215,447	$341,971	$112,975
Restricted cash, current (included in other current assets)	2,561	282	119
Restricted cash, non-current	5,084	3,801	1,911
	$223,092	$346,054	$115,005
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
•Level 3 - Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.
The Company determines the fair value of its marketable securities based on quoted prices in active markets (Level 1 inputs) for identical assets and on quoted prices for similar assets (Level 2 inputs), which are classified as available-for-sale. The carrying amounts of the Company's term notes approximate the fair value based on consideration of current borrowing rates available to the Company (Level 2 inputs). The carrying values of accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
Variable Interest Entities
The Company evaluates its ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity ("VIE"). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company's involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.
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
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, marketable securities, and accounts receivable. The Company's cash balances with individual banking institutions might be in excess of federally insured limits. Cash equivalents are invested in highly rated money market funds and commercial paper. The Company's marketable securities are invested in U.S. Treasury obligations, foreign government bonds, and commercial paper. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The Company has not experienced any losses on its deposits of cash, cash equivalents, or marketable securities. The Company grants unsecured credit to patients, most of whom reside in the service area of the One Medical or Iora facilities and are largely insured under third-party payer agreements. The Company’s concentration of credit risk is limited by the diversity, geography, and number of patients and payers.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

The table below presents the customers or payers that individually represented 10% or more of the Company's accounts receivable, net balance as of December 31, 2022 and December 31, 2021.

	December 31,
	2022	2021
Customer F	24%	38%
Customer I	23%	23%
Customer J	12%	—%

The table below presents the customers or payers that individually exceeded 10% or more of the Company's net revenue for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Customer A	*	*	13%
Customer E	*	*	10%
Customer F	*	*	12%
Customer I	27%	13%	N/A
Customer J	16%	*	N/A
* Represents percentages below 10% of the Company's net revenue in the period.
Accounts Receivable, net
Accounts receivable is comprised of amounts due from patients, health systems, and government and private payers for healthcare services, and amounts due from employers, schools, and universities who purchase access to memberships for their employees, students, and faculty, and other medical services. The Company reports accounts receivable net of estimated explicit price concessions and any allowance for credit losses.
Collection of accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to co-payments and other amounts owed by patients and amounts owed by health systems. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors, including historical losses adjusted for current market conditions, the Company’s customers’ financial condition, delinquency trends, aging behaviors of receivables, credit and liquidity indicators for industry groups, and future market and economic conditions. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Increases and decreases in the allowance for credit losses from patients, health systems, payers, and customers are included in general and administrative expense in the consolidated statements of operations.
Changes in the allowance for credit losses were as follows:

	Balance at Beginning of Period	Additions	Write-offs and Deductions	Balance at End of Period

Year ended December 31, 2021	$271	$1,695	$(332)	$1,634
Year ended December 31, 2022	$1,634	$1,707	$(2,506)	$835

Capitated accounts receivable and payable related to At-Risk arrangements are recorded net in the consolidated balance sheets when a legal right of offset exists. A right of offset exists when all of the following conditions are met: (i) each of two parties (the Company and the third-party payer) owes the other determinable amounts; (ii) the reporting party (the Company) has the right to offset the amount owed with the amount owed by the other party (the third-party payer); (iii) the reporting party (the Company) intends to offset; and (iv) the right of offset is enforceable by law.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

The capitated accounts receivable and payable are recorded at the contract level and consist of the Company’s Capitated Revenue attributed from enrolled At-Risk members less actual paid medical claims expense. If the Capitated Revenue exceeds the actual medical claims expense at the end of the reporting period, such surplus is recorded as capitated accounts receivable within accounts receivable, net in the consolidated balance sheets. If the actual medical claims expense exceeds the Capitated Revenue, such deficit is recorded as capitated accounts payable within other current liabilities in the consolidated balance sheets. As of December 31, 2022 and 2021, the Company has capitated accounts receivable, net, of $50,128 and $23,903, and capitated accounts payable, net, of $3,363 and $7,220, representing amounts due from and to Medicare Advantage payers and CMS in At-Risk arrangements, respectively.
The capitated accounts receivable and payable are presented net of IBNR claims liability and other adjustments. There were no significant prior period adjustments or changes to the assumptions used in estimating the IBNR claims liability as of December 31, 2022. The Company believes the amounts accrued to cover IBNR claims as of December 31, 2022 are adequate.
Components of capitated accounts receivable, net is summarized below:

	December 31,
	2022	2021
Capitated accounts receivable	$110,888	$56,384
IBNR claims liability	(56,187)	(32,320)
Other adjustments	(4,573)	(161)
Capitated accounts receivable, net	$50,128	$23,903
Components of capitated accounts payable, net is summarized below:

	December 31,
	2022	2021
Capitated accounts payable	$(7,051)	$5,483
IBNR claims liability	9,321	1,438
Other adjustments	1,093	299
Capitated accounts payable, net	$3,363	$7,220
Activity in IBNR claims liability from September 1, 2021 through December 31, 2022 is summarized below:

	2022	2021
Balance as of January 1, 2022 and September 1, 2021	$33,758	$31,384
Incurred related to:
Current period	420,522	116,017
Prior periods	(863)	526
	419,659	116,543
Paid related to:
Current period	(356,345)	(84,770)
Prior periods	(31,564)	(29,399)
	(387,909)	(114,169)
Balance as of December 31,	$65,508	$33,758
Inventories
Inventories consist of medical supplies, such as vaccines, and are stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of disposal and transportation. The cost of inventory includes product cost, shipping costs, and taxes. Management assesses the valuation of inventory and periodically adjusts the value for estimated excess and obsolete inventory based on forecasted future sales volume and pricing and through specific identification of obsolete or damaged products.

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
Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill
The Company recognizes the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually on October 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit's goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. For purposes of goodwill impairment testing, the Company has one reporting unit. There were no goodwill impairments recorded during the years ended December 31, 2022, 2021, and 2020.
Intangible Assets and Other Long-Lived Assets
The Company amortizes the acquired finite-lived intangible assets on a straight-line basis over its estimated useful lives, which ranges from 3 to 9 years. Intangible assets are reviewed for impairment in conjunction with other long-lived assets. The

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Company's long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no long-lived asset impairments recorded during the years ended December 31, 2022, 2021, and 2020.
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
Certain lease agreements include rental payments that are adjusted periodically for inflation or other variables. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance, and other expenses, which are generally referred to as non-lease components. Such adjustments to rental payments and variable non-lease components are treated as variable lease payments and recognized in the period as incurred. Variable lease components and variable non-lease components are not measured as part of the right-of-use assets and lease liability. Only when lease components and their associated non-lease components are fixed are they recognized as part of the right-of-use assets and lease liability. The Company has made an accounting policy election to not separate lease and non-lease components to all asset classes. Rather, each lease component and the related non-lease components will be accounted for together as a single component.
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

The Company's policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.
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
Fee-for-service and Other Revenue
The Company recognizes fee-for-service Medicare revenue as services are rendered, which are delivered over a period of time, but typically within one day, when the Company provides services to Other Patients not covered under At-Risk arrangements. The Company receives payments for services from third-party payers as well as from Other Patients where they may bear some cost of the service in the form of co-pays, coinsurance, or deductibles. Providing medical services to patients represents the Company’s performance obligation under these contracts, and accordingly, the transaction price is allocated entirely to the one performance obligation. Fee-for-service Medicare revenue is reported net of provisions for contractual allowances from third-party payers and Other Patients. The Company does not have a historical pattern of granting material concessions or waiving fees and, as such, does not include any such estimate in the transaction price of its fee-for-service contracts. The Company may be entitled to one-time payments under certain contracts to compensate the Company for clinical start-up, administration, and on-going coordination of care activities. Such payments are recognized ratably over the length of the term stated in the contracts as they are refundable on a pro-rata basis if the Company ceases to provide services at the specified clinics prior to the contractual end date. These payments are part of the transaction price that is fully allocated to the single performance obligation to provide healthcare services on a stand-ready basis.
Commercial Revenue
Commercial revenue consists of (i) partnership revenue, (ii) net fee-for-service revenue, and (iii) membership revenue.
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
While the Company can receive either fixed or variable fees from its enterprise clients (i.e., stated fee per employee per month) for medical services, it generally receives variable fees from health networks primarily on a stated fee PMPM basis, based on the number of members (or participants) serviced. The Company also receives variable fees from enterprise clients, schools, and universities on a stated fee per each COVID-19 on-site testing per month basis, based on the number of tests delivered. The Company recognizes revenue as it satisfies its performance obligation. For fixed-fee agreements the Company uses a time-based measure to recognize revenue ratably over the contract term. For variable-fee agreements with health networks, the Company allocates the PMPM variable consideration to the month that the fee is earned, correlated with the amount of services it is providing, which is consistent with the allocation objective of the series guidance. For variable-fee arrangements with employers, schools, and universities to provide COVID-19 on-site testing services, revenue is recognized as services are rendered. The Company generally invoices for the on-site testing services as the work is incurred and monthly in arrears.
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
Net Fee-For-Service Revenue
Net fee-for-service revenue is generated from providing primary care services pursuant to contracts with the Company's Consumer and Enterprise members. The Company recognizes revenue as services are rendered, which are delivered over a period of time, but typically within one day, when the Company provides services to Consumer and Enterprise members. The Company receives payments for services from third-party payers as well as from Consumer and Enterprise members who have health insurance where they may bear some cost of the service in the form of co-pays, coinsurance, or deductibles. In addition, patients who do not have health insurance are required to pay for their services in full. Providing medical services to patients

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

represents the Company's performance obligation under the contracts, and accordingly, the transaction price is allocated entirely to the one performance obligation.
Net fee-for-service revenue is reported net of provisions for contractual allowances from third-party payers and Consumer and Enterprise members. The Company has certain agreements with third-party payers that provide for reimbursement at amounts different from the Company's standard billing rates. The differences between the estimated reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenue to arrive at net fee-for-service revenue. The Company estimates implicit price concessions related to payer and patient receivable balances as part of estimating the original transaction price which is based on historical experience, current market conditions, the amount of any receivables in dispute, current receivables aging, and other collection indicators.
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
Medical Claims Expense
Medical claims expenses consist of certain third-party medical expenses paid by payers contractually on behalf of the Company. Medical claims expense is recognized in the period in which services are provided and includes an estimate of the Company’s obligations for medical services that have been provided to its members and patients but for which claims have not been received or processed, and for liabilities for third-party physician, hospital, and other medical expense disputes. Medical claims expenses include such costs as inpatient and outpatient services, certain pharmacy benefits, and physician services by providers other than the physicians employed by the Company.
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
Medical claims expense also includes provider excess insurance costs. The Company purchases provider excess insurance to protect against significant, catastrophic claim expenses incurred on behalf of its patients. The total amount of provider excess insurance premium was $2,783 and total reimbursements were $1,108 for the year ended December 31, 2022.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Provider excess insurance costs were not material for the year ended December 31, 2021. The provider excess insurance premium less reimbursement is reported in medical claims expense in the consolidated statements of operations.
Cost of Care, Exclusive of Depreciation and Amortization
Cost of care, exclusive of depreciation and amortization, includes provider and support employee-related costs for both virtual and in-office care, occupancy costs, medical supplies, insurance, and other operating costs. Providers include doctors of medicine, doctors of osteopathy, nurse practitioners, and physician assistants. Support employees include phlebotomists and administrative assistants assisting our members with all non-medical related services. Virtual care includes video visits and other synchronous and asynchronous communication via our app and website. Cost of care, exclusive of depreciation and amortization, also excludes stock-based compensation.
Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising costs are included in sales and marketing in the consolidated statements of operations. For the years ended December 31, 2022, 2021, and 2020, advertising costs were $51,931, $32,166, and $15,871, respectively.
Stock-Based Compensation
The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense for those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.
For stock option grants with only service-based vesting conditions, the fair value is estimated on the date of grant using a Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company's expected dividend yield. The expense for the stock option grants with only service-based vesting conditions is recorded using the accelerated attribution method. The Company also uses the Black‑Scholes option‑pricing model to estimate the fair value of its stock purchase rights under the 2020 Employee Stock Purchase Plan on the grant date.
For stock option awards issued with market-based vesting conditions, the grant date fair value is determined based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition may not be satisfied. A Monte Carlo simulation requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of the time remaining in the performance period, and expected dividend yield. The expected term represents the derived service period for the respective tranches, which is the longer of the explicit service period or the period in which the market conditions are expected to be met. Stock-based compensation expense associated with market-based awards is recognized over the derived requisite service using the accelerated attribution method, regardless of whether the market conditions are achieved. If the related market conditions are achieved earlier than the derived service period, the stock-based compensation expense will be recognized as a cumulative catch-up expense from the grant date to that point in time in achieving the share price goal (see Note 14, "Stock-Based Compensation and Employee Benefit Plans").
Self-Insurance Program
The Company self-insures for certain levels of employee medical benefits. The Company maintains a stop-loss insurance policy to protect it from individual losses over $275 per claim in 2022, $250 per claim in 2021, and $250 per claim in 2020. A liability for expected claims incurred but not reported is established on a monthly basis. As claims are paid, the liability is relieved. The Company reviews its self-insurance accruals on a quarterly basis based on actuarial methods to determine the liability for actual claims and claims incurred but not yet reported. As of December 31, 2022 and 2021, the Company's liability for outstanding claims (included in accrued expenses) was $3,835 and $3,000, respectively.
Recent Accounting Pronouncements
Recently Adopted Pronouncements as of December 31, 2022
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments and also

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

increases information transparency by making disclosure amendments. The standard is effective for private companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance which requires annual disclosures that increase the transparency of transactions involving government grants, including (i) the types of transactions, (ii) the accounting for those transactions, and (iii) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted the standard on January 1, 2022 on a prospective basis. The adoption did not have a material impact to the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2022
There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to the Company as of December 31, 2022.
3.Variable Interest Entities
1Life, Iora Health, and Iora Senior Health's agreements with the PCs generally consist of both Administrative Services Agreements (“ASAs”), which provide for various administrative and management services to be provided by 1Life, Iora Health, or Iora Senior Health, respectively, to the PCs, and succession agreements, which provide for transition of ownership of the PCs under certain conditions ("Succession Agreements").
The ASAs typically provide that the term of the arrangements is ten to twenty years with automatic renewal for successive one-year terms, subject to termination by the contracting parties in certain specified circumstances. The outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed by 1Life, Iora Health, or Iora Senior Health (or the PC in one instance) under the terms of the Succession Agreements or other shareholders who are also subject to the

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

terms of the Succession Agreements. 1Life, Iora Health, and Iora Senior Health have the right to receive income as an ongoing administrative fee in an amount that represents the fair value of services rendered and has provided all financial support through loans to the PCs. 1Life, Iora Health, and Iora Senior Health have exclusive responsibility for the provision of all nonmedical services including facilities, technology, and intellectual property required for the day-to-day operation and management of each of the PCs, and makes recommendations to the PCs in establishing the guidelines for the employment and compensation of the physicians and other employees of the PCs. In addition, the agreements provide that 1Life, Iora Health, and Iora Senior Health have the right to designate a person(s) to purchase the stock of the PCs for a nominal amount in the event of a succession event. Based upon the provisions of these agreements, 1Life determined that the PCs are variable interest entities due to its equity holder having insufficient capital at risk, and 1Life has a variable interest in the PCs.
The contractual arrangement to provide management services allows 1Life, Iora Health, or Iora Senior Health to direct the economic activities that most significantly affect the PCs. Accordingly, 1Life, Iora Health, or Iora Senior Health is the primary beneficiary of the PCs and consolidates the PCs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support 1Life, Iora Health, or Iora Senior Health provides to the PCs (e.g. loans) and the provisions of the nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to 1Life stockholders. The aggregate carrying value of the assets and liabilities included in the consolidated balance sheets for the PCs after elimination of intercompany transactions and balances were $179,359 and $87,656, respectively, as of December 31, 2022 and $129,474 and $115,744, respectively, as of December 31, 2021.
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
At the point of deconsolidation on April 1, 2020, 100% of the net assets were attributable to the noncontrolling interest. The consolidated statement of operations for the year ended December 31, 2020 included the operations of the joint venture through the date of deconsolidation. The consolidated balance sheet as of December 31, 2021 does not include the operations of the joint venture.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

4.Fair Value Measurements and Investments
Fair Value Measurements
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$69,091	$—	$—	$69,091
Short-term marketable securities:
U.S. Treasury obligations	46,980	—	—	46,980
Total financial assets	$116,071	$—	$—	$116,071

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$315,817	$—	$—	$315,817
Short-term marketable securities:
U.S. Treasury obligations	58,232	—	—	58,232
Foreign government bonds	—	5,012	—	5,012
Commercial paper	—	48,427	—	48,427
Long-term marketable securities:
U.S. Treasury obligations	48,296	—	—	48,296
Total financial assets	$422,345	$53,439	$—	$475,784
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
During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2, and Level 3.
Valuation of Convertible Senior Notes
The Company has $316,250 aggregate principal amount outstanding of 3.0% convertible senior notes due in 2025 (the "2025 Notes"). See Note 12 "Debt" for details.
The fair value of the 2025 Notes was $306,064 and $288,461 as of December 31, 2022 and 2021, respectively. The fair value was determined based on the closing trading price of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 measurement as they are not actively traded.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Investments
At December 31, 2022 and 2021, the Company's cash equivalents and marketable securities were as follows:

	December 31, 2022
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$69,091	$—	$69,091
Total cash equivalents	69,091	—	69,091
Short-term marketable securities:
U.S. Treasury obligations	47,759	(779)	46,980
Total short-term marketable securities	47,759	(779)	46,980
Total cash equivalents and marketable securities	$116,850	$(779)	$116,071

	December 31, 2021
	Amortized cost	Gross unrealized gains (losses)	Fair value
Cash equivalents:
Money market fund	$315,817	$—	$315,817
Total cash equivalents	315,817	—	315,817
Short-term marketable securities:
U.S. Treasury obligations	58,293	(61)	58,232
Foreign government bonds	5,013	(1)	5,012
Commercial paper	48,427	—	48,427
Total short-term marketable securities	111,733	(62)	111,671
Long-term marketable securities:
U.S. Treasury obligations	48,427	(131)	48,296
Total cash equivalents and marketable securities	$475,977	$(193)	$475,784
5.Revenue Recognition
The following table summarizes the Company's net revenue by primary source:

	Year Ended December 31,
	2022	2021	2020
Net revenue:
Capitated revenue	$517,395	$126,609	$—
Fee-for-service and other revenue	11,514	3,370	—
Total Medicare revenue	528,909	129,979	—
Partnership revenue	257,309	224,051	159,482
Net fee-for-service revenue	157,239	181,811	149,695
Membership revenue	102,090	85,711	68,466
Grant income	—	1,763	2,580
Total commercial revenue	516,638	493,336	380,223
Total net revenue	$1,045,547	$623,315	$380,223

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Net fee-for-service revenue (previously reported as net patient service revenue) is primarily generated from commercial third-party payers with which the One Medical entities have established contractual billing arrangements. The following table summarizes net fee-for-service revenue by source:

	Year Ended December 31,
	2022	2021	2020
Net fee-for-service revenue:
Commercial and government third-party payers	$140,239	$168,426	$136,388
Patients, including self-pay, insurance co-pays and deductibles	17,000	13,385	13,307
Net fee-for-service revenue	$157,239	$181,811	$149,695
The CARES Act was enacted on March 27, 2020 to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes various tax and lending provisions, among others. Under the CARES Act, the Company received an income grant of $1,763 and $2,580 from the Provider Relief Fund administered by the Health and Human Services ("HHS") during the years ended December 31, 2021 and 2020, respectively. The Company did not receive any income grants from the HHS for the year 2022. Management has concluded that the Company met conditions of the grant funds and has recognized it as Grant income for the years ended December 31, 2021 and 2020, respectively.
During the year ended December 31, 2022, the Company recognized revenue of $47,501, which was included in the beginning deferred revenue balance as of January 1, 2022. During the year ended December 31, 2021, the Company recognized revenue of $35,664, which was included in the beginning deferred revenue balance as of January 1, 2021.
As of December 31, 2022, a total of $4,539 is included within deferred revenue related to variable consideration, of which $3,026 is classified as non-current as it will not be recognized within the next twelve months. The estimate of variable consideration is based on the Company's assessment of historical, current, and forecasted performance.
As summarized in the table below, the Company recorded contract assets and deferred revenue as a result of timing differences between the Company's performance and the customer's payment.

	December 31,
	2022	2021
Balances from contracts with customers:
Capitated accounts receivable, net	$50,128	$23,903
All other accounts receivable, net	87,231	79,595
Contract asset (included in other current assets)	2,209	458
Deferred revenue	$71,048	$77,245
The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. For those contracts that do not meet the above criteria, the Company's remaining performance obligation as of December 31, 2022, is expected to be recognized as follows:

	Less than or equal to 12 months	Greater than 12 months	Total
As of December 31, 2022	$14,965	$21,457	$36,422

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

6.Property and Equipment, net
Property and equipment consisted of the following:

	December 31,
	2022	2021
Leasehold improvements	$203,347	$156,518
Computer software, including internal-use software	66,107	56,620
Computer equipment	31,261	27,237
Furniture and fixtures	21,309	17,075
Laboratory equipment	11,330	9,217
Construction in progress	18,762	19,876
	352,116	286,543
Less: Accumulated depreciation and amortization	(131,802)	(92,827)
	$220,314	$193,716
The Company capitalized $37,741, $11,617, and $10,069 in internal-use software development costs, and recognized depreciation expense related to these assets of $19,599, $7,181, and $4,907 during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the net book value of internal-use software was $36,683 and $39,441, respectively. Total depreciation and amortization expense related to property and equipment for the years ended December 31, 2022, 2021, and 2020 was $47,004, $31,702 and $22,301, respectively. All long-lived assets are maintained in the United States.
7.Leases
At inception of a contract, the Company determines if a contact meets the definition of a lease. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company assesses throughout the period of use whether the Company has both of the following: (i) the right to obtain substantially all of the economic benefits from use of the identified asset and (ii) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and operating lease liabilities are recognized at lease commencement date based on the present value of the minimum future lease payments.
The carrying value of the Company's right-of-use assets are substantially concentrated in real estate as the Company primarily leases office space. The Company's policy is not to record leases with an original lease term of one year or less in the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term.
Certain lease agreements include rental payments that are adjusted periodically for inflation or other variables. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance, and other expenses, which are generally referred to as non-lease components. Such adjustments to rental payments and variable non-lease components are treated as variable lease payments and recognized in the period as incurred. Variable lease components and variable non-lease components are not measured as part of the right-of-use assets and lease liability. Only when lease components and their associated non-lease components are fixed are they recognized as part of the right-of-use assets and lease liability.
Most leases contain clauses for renewal at the Company's option with renewal terms that generally extend the lease term from 1 to 7 years. Certain lease agreements contain options to terminate the lease before maturity. The Company does not have any lease contracts with the option to purchase as of December 31, 2022 and 2021. Payments to be made in option periods are recognized as part of the right-of-use lease assets and lease liabilities when the Company is reasonably certain that the option to extend the lease will be exercised or the option to terminate the lease will not be exercised, or is not at the Company's option. The Company determines whether the reasonably certain threshold is met by considering contract-, asset-, market-, and entity-based factors.
A portfolio approach is applied where appropriate to certain lease contracts with similar characteristics. The Company's lease agreements do not contain any significant residual value guarantees or material restrictive covenants imposed by the leases.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Certain of the Company's furniture and fixtures and lab equipment are held under finance leases. Finance-lease-related assets are included in property and equipment, net in the consolidated balance sheets and are immaterial as of December 31, 2022 and 2021.
The components of operating lease costs were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$55,486	$37,214	$25,250
Variable lease costs	10,258	6,297	4,166
Total lease costs	$65,744	$43,511	$29,416
Other information related to leases was as follows:
Supplemental Cash Flow Information

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,743	$36,935	$24,735
Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$54,478	$139,515	$45,957
Lease Term and Discount Rate

	As of December 31,
	2022	2021
Weighted-average remaining lease term (in years)	7.72	8.02
Weighted-average discount rate	6.84%	6.55%
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
Future minimum lease payments under non-cancellable operating leases as of December 31, 2022 were as follows (excluding the effect of lease incentives to be received that are recorded in other current assets of $17,142 which serve to reduce total lease payments):

As of December 31, 2022
2023	$61,789
2024	61,076
2025	57,129
2026	53,131
2027	49,389
Thereafter	156,183
Total lease payments	438,697
Less: interest	(102,682)
Total lease liabilities	$336,015
The amounts in the table above do not reflect total payments for leases that have not yet commenced in the amount of $17,899.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

8.Business Combinations
Acquisition of Iora
On September 1, 2021 ("Acquisition Date"), 1Life acquired all outstanding equity and capital stock of Iora Health, a human-centered, value-based primary care group with built-for-purpose technology focused on serving the Medicare population, for an aggregate purchase consideration of $1,424,836, which was paid through the issuance of 1Life common shares with a fair value of $1,313,312, in part by cash of $62,881, and in part by stock options of Iora assumed by 1Life towards pre-combination services of $48,643. The acquisition was accounted for as a business combination. The final purchase price allocations resulted in $1,118,456 of goodwill and $363,031 of acquired identifiable intangible assets related to Iora trade name and contracts in existing geographies valued using the income method. Goodwill recorded in the acquisition is not deductible for tax purposes. Goodwill was primarily attributable to the planned growth in new geographies, synergies expected to be achieved in the combined operations of 1Life and Iora, and assembled workforce of Iora.
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

The following table presents the final purchase price allocation recorded in the Company's consolidated balance sheet as of the Acquisition Date, which reflects measurement period adjustments as further described below:

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
(1) Included in the other assets was an escrow asset of $4,336 related to 1Life common stock held by a third-party escrow agent to be released to the former stockholders of Iora, less any amounts that would be necessary to satisfy any then pending and unsatisfied or unresolved claim for indemnification for any 1Life indemnifiable loss pursuant to the indemnity provisions of the Iora Merger Agreement. A corresponding indemnification liability of $9,600 was recorded in other non-current liabilities in the Company's consolidated balance sheet. During the year ended December 31, 2022, a reduction in escrow asset and indemnification liability of $1,013 and $3,383, respectively was recorded as part of the measurement period adjustment. The indemnification asset is subject to remeasurement at each reporting date due to changes to the underlying value of the escrow shares until the shares are released from escrow, with the remeasurement adjustment reported in the Company's consolidated statement of operations as interest and other income (expense). During the year ended December 31, 2022, the fair value of the escrow asset had declined and the unrealized loss recorded was immaterial for the period.
The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the estimates of fair values, which were determined primarily using the income method based on estimates and assumptions made by management at the time of the Iora acquisition. Any adjustments to the preliminary purchase price allocation identified during the measurement period have been recognized in the period in which the adjustments were determined.
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

During the year ended December 31, 2021, the Company incurred costs related to this acquisition of $39,530, that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operations.
Identifiable intangible assets are comprised of the following:

	Fair Value	Estimated Useful Life (in years)
Intangible Asset:
Medicare Advantage contracts - existing geographies	$298,000	9
ACO REACH (formerly CMS' Direct Contracting) contract - existing geographies	52,000	9
Trade name: Iora	13,031	3
Total	$363,031
Net tangible assets were valued at their respective carrying amounts as of the Acquisition Date, which approximated their fair values. Medicare Advantage contracts and ACO REACH (formerly CMS Direct Contracting) contract represent the At-Risk arrangements that Iora has with Medicare Advantage plans or directly with CMS. Trade names represent the Company’s right to the Iora trade names and associated design.
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
The table below reflects the impact of material adjustments to the unaudited pro forma results for the year ended December 31, 2021 that are directly attributable to the acquisition:

	Year Ended December 31,
Material Adjustments	2021	2020
(Decrease) / increase to expense as result of transaction and integration costs	$(51,433)	$38,918
(Decrease) / increase to expense as result of amortization and depreciation expenses	30,757	46,405
(Decrease) / increase to expense as a result of stock-based compensation costs	1,686	12,136
(Decrease) / increase to expense as result of changes in tax effects	$(10,065)	$(17,880)
The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2020 or the results of our future operations of the combined businesses.

	Year Ended December 31,
	2021	2020
Revenue	$834,622	$592,936
Net Loss	$(286,993)	$(247,556)

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Other Acquisitions
On April 14, 2022, the Company completed an acquisition for an aggregate purchase consideration of $17,263. The aggregate purchase consideration consisted of cash of $10,847, the issuance of 1Life common shares with a fair value of $5,541 and contingent consideration with a fair value of $875. The acquisition was accounted for as a business combination. The Company does not consider this acquisition to be material to the Company’s consolidated financial statements. The purchase price allocation resulted in $11,709 of goodwill and $4,200 of acquired identifiable intangible assets related to customer relationships valued using the income approach. Intangible assets are being amortized over the useful lives of nine years. Acquisition-related costs were immaterial and were expensed as incurred in the consolidated statements of operations. Subsequent to the acquisition, the Company recorded $91 to goodwill for an adjustment of consideration transferred and $55 during the measurement period for the year ended December 31, 2022. Goodwill recorded in the acquisition is not expected to be deductible for tax purposes.
In 2021, the Company completed three other acquisitions for $9,908 of total cash consideration. The acquisitions were each accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in aggregate, to the Company’s consolidated financial statements. The purchase price allocations resulted in $5,880 of goodwill and $3,921 of acquired identifiable intangible assets related to customer relationships valued using the income method. Intangible assets are being amortized over their respective useful lives of three or seven years. Acquisition-related costs were immaterial and were expensed as incurred in the consolidated statements of operations. During the year ended December 31, 2022, the Company received $847 of contingent consideration from one of its acquirees.
9.Goodwill and Intangible Assets
Goodwill
On September 1, 2021, the Company completed the acquisition of Iora, which was accounted for as a business combination resulting in $1,118,456 in goodwill. See Note 8 "Business Combinations".
During the second quarter ended June 30, 2022, broadly in line with the stock market declines, the Company’s common stock declined significantly and dropped below its equity book value, which triggered a goodwill impairment analysis under FASB Topic 350 Intangibles – Goodwill and Other. For the purposes of the impairment analysis, goodwill was tested at the entity level as the Company has only one reporting unit. In determining the fair value of the reporting unit, the Company used a combination of the income approach and the market approach, with each method weighted equally. Under the income approach, fair value was determined based on our estimates of future after-tax cash flows, discounted using the appropriate weighted average cost of capital. Under the market approach, the fair value was derived based on the valuation multiples of comparable publicly traded companies. As of June 30, 2022, the fair value of the reporting unit significantly exceeded its net book value, therefore no impairment charge for the three and six months ended June 30, 2022.
The Company performed its annual goodwill impairment analysis on October 1, 2022 using the qualitative approach. The fair value of the reporting unit significantly exceeded its book value as of the annual assessment date, hence, no goodwill impairments were recorded during the years ended December 31, 2022 and 2021.
Goodwill activity for the year ended December 31, 2022 consisted of the following:

Amount
Balance as of December 31, 2021	$1,147,464
Goodwill recorded in connection with acquisitions	11,709
Measurement period adjustments	(1,772)
Balance as of December 31, 2022	$1,157,401
Goodwill activity for the year ended December 31, 2021 consisted of the following:

Amount
Balance as of December 31, 2020	$21,301
Goodwill recorded in connection with acquisitions	1,130,124
Measurement period adjustments	(3,961)
Balance as of December 31, 2021	$1,147,464

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Intangible Assets
The Company recorded amortization expense of $44,181, $14,794, and $23 for the years ended December 31, 2022, 2021, and 2020. The Company had no intangible assets as of December 31, 2020.
The following summarizes the Company’s intangible assets and accumulated amortization as of December 31, 2022:

	December 31, 2022
	Original Cost	Accumulated Amortization	Net Book Value
Medicare Advantage contracts - existing geographies	$298,000	$(44,148)	$253,852
ACO REACH (formerly CMS' Direct Contracting) contract - existing geographies	52,000	(7,704)	44,296
Trade name: Iora	13,031	(5,792)	7,239
Customer relationships	8,121	(1,331)	6,790
Total intangible assets	$371,152	$(58,975)	$312,177
The following summarizes the Company’s intangible assets and accumulated amortization as of December 31, 2021:

	December 31, 2021
	Original Cost	Accumulated Amortization	Net Book Value
Medicare Advantage contracts - existing geographies	$298,000	$(11,037)	$286,963
ACO REACH (formerly CMS' Direct Contracting) contract - existing geographies	52,000	(1,926)	50,074
Trade name: Iora	13,031	(1,448)	11,583
Customer relationships	3,921	(383)	3,538
Total intangible assets	$366,952	$(14,794)	$352,158
Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The change in purchased intangible assets gross carrying amount resulted primarily from the Iora acquisition. See Note 8 "Business Combinations".
As of December 31, 2022, estimated future amortization expense related to intangible assets were as follows:

December 31, 2022
2023	$44,297
2024	44,297
2025	42,818
2026	39,880
2027	39,880
2028 and thereafter	101,005
Total	$312,177

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

10.Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following:

	December 31,
	2022	2021
Accrued employee compensation and benefits	$40,590	$37,970
Inventories received not yet invoiced	2,950	4,066
Construction in progress	7,090	5,962
Self-insurance programs	3,835	3,000
Legal and professional fees	13,688	8,744
Medical office and lab supplies	2,558	2,026
Other accrued expenses	17,896	10,904
Total	$88,607	$72,672
Other current liabilities consisted of the following:

	December 31,
	2022	2021
Legal settlement liability	$—	$11,273
Customer refund liabilities	2,267	10,223
Capitated accounts payable	3,363	7,220
Other current liabilities	5,208	2,916
Total	$10,838	$31,632
11.Self-Insurance Reserves
The following table provides a roll-forward of the insurance reserves related to the Company's self-insurance program:

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$3,000	$1,936	$1,753
Expenses incurred	33,794	22,909	16,577
Expenses paid	(32,959)	(21,845)	(16,394)
Ending balance	$3,835	$3,000	$1,936
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
For the year ended December 31, 2020, the Company recorded aggregate interest expense of $86. The non-cash interest expense related to the accretion of debt discounts for common and redeemable convertible preferred stock warrants included in the aggregate interest expense for the year ended December 31, 2020 was immaterial. The Company's annual effective interest rate was approximately 6.0% for the year ended December 31, 2020.
During the year ended December 31, 2020, the Company made aggregate principal payments of $3,300.

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
Holders may convert the 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2025 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price (as defined below) per $1 principal amount of the 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (iii) if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events. It is the Company's current intent to settle conversions through combination settlement comprising of cash and equity.
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
In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such a corporate event in certain circumstances. The Company may not redeem the 2025 Notes prior to June 20, 2023. The Company may redeem for cash all or any portion of the 2025 Notes, at the Company's option, on or after June 20, 2023 and prior to March 15, 2025, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes. During the year ended

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

December 31, 2022, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of December 31, 2022 and are classified in long term liabilities in the consolidated balance sheet.
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
The net carrying amount of the 2025 Notes was as follows:

	Year Ended December 31,
Liabilities:	2022	2021
Principal	$316,250	$316,250
Unamortized issuance costs	(4,531)	(6,406)
Net carrying amount	$311,719	$309,844
The following table sets forth the interest expense recognized related to the 2025 Notes:

	Year Ended December 31,
	2022	2021	2020
Contractual interest expense	$9,488	$9,488	$5,587
Amortization of debt discount	—	—	7,194
Amortization of issuance costs	1,875	1,875	556
Total interest expense related to the 2025 Notes	$11,363	$11,363	$13,337
13.Common Stock
As of December 31, 2022 and 2021, the Company's Certificate of Incorporation, as amended and restated, authorized the Company to issue 1,000,000 and 1,000,000 shares of common stock, respectively, par value of $0.001 per share. Each share of common stock is entitled to one vote.
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

The Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2022	2021	2020
Options outstanding under the Equity Incentive Plans	13,187	28,312	28,273
Unvested restricted stock	13,396	3,249	1,291
Common stock reserved for issuance in connection with acquisitions	—	1,177	—
Options available for future issuance	11,074	12,972	9,855
	37,657	45,710	39,419
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
At December 31, 2022, 4,384 shares were available for future grants.
2020 Employee Stock Purchase Plan
In January 2020, the Company's stockholders approved the 2020 Employee Stock Purchase Plan ("ESPP") Plan. The 2020 ESPP became effective upon the execution of the underwriting agreement for the Company's IPO in January 2020. The Company has initially reserved 2,800 shares of common stock for issuance under the 2020 ESPP. The reserve will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) 1.5% of the total number of shares of Common Stock outstanding on December 31st of the preceding fiscal year, (ii) 2,800 shares, and (iii) a number of shares determined by the Company's board. At December 31, 2022, 6,690 shares were available for future issuance.
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
During the years ended December 31, 2022, 2021, and 2020, the Company's employees purchased approximately 356, 222, and 350 shares, respectively under the ESPP at a weighted-average price of $7.00, $22.89, and $13.83, respectively per share. The stock-based compensation expense recognized for the ESPP was $969, $2,139, and $2,058, respectively during the years ended December 31, 2022, 2021, and 2020.
The fair value of the stock purchase right granted under the ESPP was estimated on the first day of each offering period using the Black-Scholes option pricing model. The following assumptions were used to calculate the stock-based compensation for each stock purchase right granted under the ESPP:

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Year Ended December 31,
	2022	2021	2020
Expected term in years	0.5 - 0.5	0.5 - 0.5	0.3 - 0.5
Expected stock price volatility	44.5% - 73.6%	44.5% - 59.4%	53.7% - 63.5%
Risk-free interest rate	0.1% - 1.5%	—% - 0.1%	0.1% - 1.5%
Expected dividend yield	—%	—%	—%
The Company discontinued its ESPP plan after the last offering in November 2022. Therefore, there was no unrecognized stock-based compensation expense related to the ESPP plan at December 31, 2022.
Stock Options
The following table summarizes stock option activity under the Plans:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	27,806	$5.97	7.76	$207,956
Granted	381	22.32
Exercised	(8,123)	4.39
Canceled	(436)	8.06
Market-based stock options granted	8,645	43.31
Outstanding as of December 31, 2020	28,273	$18.03	8.20	$724,339
Granted	5,013	13.91
Exercised	(4,284)	5.32
Canceled	(690)	14.01
Outstanding as of December 31, 2021	28,312	$19.32	7.57	$192,955
Granted	1,819	12.11
Exercised	(11,683)	5.04
Canceled	(981)	14.75
Outstanding as of December 31, 2022	17,467	$28.38	7.68	$45,467
Options exercisable as of December 31, 2022	3,739	$12.26	6.71	$25,747
Options vested and expected to vest as of December 31, 2022	8,048	$7.93	3.97	$16,813
The aggregate intrinsic value of service-based options exercised for the years ended December 31, 2022, 2021, and 2020 was $129,572, $133,807, and $206,143, respectively.
At December 31, 2022, there was $10,956 in unrecognized compensation expense related to service-based options, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.4 years.
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

We estimated the fair value of stock option grants with service-based vesting conditions using a Black-Scholes option pricing model with the following assumptions presented on a weighted-average basis:

	Year Ended December 31,
	2022	2021	2020
Expected term in years	6.0	5.1	6.0
Expected stock price volatility	55.2%	53.7%	57.4%
Risk-free interest rate	1.7%	0.9%	0.9%
Expected dividend yield	—%	—%	—%
Estimated fair value per option granted	$6.38	$18.56	$11.88
The fair value of stock option grants with service-based vesting conditions for the years ended December 31, 2022, 2021, and 2020 was $11,598, $93,062, and $4,519, respectively.
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

The grant date fair value of the Performance Stock Option is determined using a Monte Carlo simulation that incorporates estimates of the potential outcomes of the market condition on the grant with the following assumptions:

Year Ended December 31,
2020
Derived service period in years	1.16 - 3.09
Expected stock price volatility	55.0%
Risk-free interest rate	0.7%
Expected dividend yield	—%
Weighted-average fair value per option granted	$22.84
The Company will recognize aggregate stock-based compensation expense of $197,469 over the derived service period of each tranche using the accelerated attribution method as long as the service-based vesting conditions are satisfied. If the market conditions are achieved sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company recorded stock-based compensation expense of $53,916, $60,027 and $490 related to the award for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in general and administrative in the consolidated statements of operations. Unamortized stock-based compensation expense related to the award was $83,036 as of December 31, 2022.
Restricted Stock Units
In March 2016, the Company issued 150 shares of restricted stock pursuant to a purchase agreement that was subject to a twenty-four-month pro-rata vesting period with any unvested shares forfeited upon termination of the employees. The fair value of these shares was recorded as stock-based compensation expense in the Company's consolidated financial statements.
The following table summarizes restricted stock unit activity under the Plans:

	Number of Shares	Grant Date Fair Value
Unvested and outstanding as of December 31, 2019	—	$—
Granted	1,490	21.52
Vested	(65)	15.00
Canceled and forfeited	(134)	18.74
Unvested and outstanding as of December 31, 2020	1,291	$22.14
Granted	2,697	30.44
Vested	(338)	22.98
Canceled and forfeited	(401)	30.62
Unvested and outstanding as of December 31, 2021	3,249	$27.90
Granted	12,648	11.66
Vested	(996)	26.72
Canceled and forfeited	(1,476)	16.00
Unvested and outstanding as of December 31, 2022	13,425	$14.00
The fair value of restricted stock units granted for the years ended December 31, 2022, 2021, and 2020 was $147,421 and $82,131, and $32,071 respectively. As of December 31, 2022, there was $75,282 in unrecognized compensation expense related to restricted stock units, net of forfeitures, that is expected to be recognized over a weighted-average period of 1.7 years.
Stock-Based Compensation Expense
Total stock-based compensation expense for employees and nonemployees recognized by the Company for the years ended December 31, 2022, 2021, and 2020, was $146,916, $112,298, and $35,095, respectively. A tax benefit of $35,773, $33,547, and $53,749 for the years ended December 31, 2022, 2021, and 2020, respectively, was included in the Company's net operating loss carry-forward that could potentially reduce future tax liabilities.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Stock-based compensation expense was classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021	2020
Sales and marketing	$3,618	$4,136	$2,385
General and administrative	143,298	108,162	32,710
Total	$146,916	$112,298	$35,095
Employee Benefit Plan
Effective January 1, 2007, the Company adopted a 401(k) plan that is available to all full-time employees over the age of 18, who have been employed at least three months with the Company. Eligible employees may contribute up to 90% of their annual compensation to the 401(k) plan, subject to limitations imposed by federal income tax regulations. The Company matches 50% of the first 5% of amounts contributed by employees, subject to limitations by federal income tax regulations. The Company's contribution was $8,687, $6,103, and $5,051 for the years ended December 31, 2022, 2021, and 2020, respectively.
15.Income Taxes
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(1,040)	$1,166	$869
State	(498)	607	1,664
Total current	(1,538)	1,773	2,533
Deferred:
Federal	(13,084)	(3,022)	(1,895)
State	(16,892)	(553)	(761)
Total deferred	(29,976)	(3,575)	(2,656)
Total provision for (benefit from) income taxes	$(31,514)	$(1,802)	$(123)
The following table reconciles the Federal statutory income tax provision to the Company's effective income tax provision. Amounts may not sum due to rounding.

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
Valuation allowance	(16.2)%	(24.7)%	(49.8)%
State income tax expense	2.2%	(2.0)%	(6.3)%
Stock-based compensation	0.9%	3.1%	38.6%
Adoption of ASU 2020-06	—%	5.5%	—%
Section 162(m)	(0.3)%	(1.1)%	(0.6)%
Transaction Costs	—%	(1.1)%	—%
Warrant fair value adjustment	—%	—%	(1.5)%
Other, net	(0.3)%	—%	(1.3)%
Effective income tax rate	7.3%	0.7%	0.1%

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred income tax assets and liabilities at December 31, 2022 and 2021 were comprised of the following:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss and credit carryforwards	$341,102	$249,685
Reserves and allowances	6,066	11,675
Basis difference in fixed and intangible assets	774	290
Stock-based compensation	25,254	19,550
Lease liability	91,298	86,328
Section 163(j) interest	17,063	4,460
Total gross deferred tax assets	481,557	371,988
Valuation allowance	(358,029)	(265,898)
Total deferred tax assets	123,528	106,090
Deferred tax liabilities:
Basis difference in fixed and intangible assets	(91,970)	(106,276)
Right-of-use assets	(75,296)	(73,372)
Capitalized commissions	(161)	(317)
Total deferred tax liabilities	(167,427)	(179,965)
Net deferred tax assets (liabilities)	$(43,899)	$(73,875)
Of the total deferred tax assets, none are related to the noncontrolling interest as of December 31, 2022 and 2021, respectively.
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered, including the Company’s current and past performance, the market environments in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, as well as tax planning strategies that might be implemented. Management believes that, based on a number of factors, it is more likely than not, that most of the deferred tax assets may not be realized; and accordingly, as of December 31, 2022 and December 31, 2021, the Company has provided a full valuation allowance against its net deferred tax assets. A partial valuation allowance was established against deferred tax assets in entities with recent cumulative losses as of December 31, 2020. The change in total valuation allowance was an increase of $92,131 and $152,128 for the years ended December 31, 2022 and 2021, respectively.
At December 31, 2022, the Company had net operating loss carryforwards for federal and state and local income tax purposes of $1,204,940 and $1,225,456, respectively, which are available to reduce future income subject to income taxes. Federal net operating losses generated after 2017, of $997,790, do not expire. The remaining federal and state net operating loss carry forwards will begin to expire, if not used, at various dates beginning in tax year 2025 and 2024, respectively.
As of December 31, 2022, the Company had federal credits of $618 and state credit carryforwards of $783 which are available to reduce future income tax. The federal credits will begin to expire, if not used, in tax year 2030. Some of the state credit carryforwards will begin to expire, if not used, in tax year 2023.
Utilization of some of the federal, state and local net operating loss and credit carryforwards may be subject to annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state and local provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382 analysis through December 31, 2021, on 1Life ownership history, including the pre-acquisition Iora group history. The Company has identified $25,215 and $30,983 of federal and state net operating losses, respectively, in the historical One Medical PCs that will expire unused due to ownership changes in the non-controlling interests. State credits of $71 will not be able to be utilized due to ownership change limitations in the historical One Medical PCs. The Company has identified $2,838 of historical Iora federal net operating losses and $165 of historical Iora federal credits that will expire unused.

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
On June 29, 2020, California Governor Newsom signed into law the state's budget package which included Assembly Bill 85 ("AB 85"). AB 85 contained two major tax changes: (1) the suspension of net operating loss ("NOLs") utilization for certain taxpayers; and (2) the limitation of certain business tax credits for tax years 2020, 2021, and 2022. AB 85 resulted in an additional $105 of current expense to the Company's 2020 state income tax provision. Senate Bill 113 (SB 113), which Governor Newsom signed into law February 9, 2022, contains important California tax law changes, including reinstatement of 2022 business tax credits and NOL deductions limited by AB 85.
The Company has analyzed its filing positions in all significant Federal and State jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The Company had immaterial unrecognized tax benefits as of December 31, 2022 and December 31, 2021. During the years ended December 31, 2022 and 2021, no interest or penalties were required to be recognized relating to unrecognized tax benefits. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company’s tax returns continue to remain subject to examination by U.S. federal and state taxing authorities for effectively all years since inception due to net operating loss carryforwards. The Company is not currently under examination in any jurisdictions.
16.Net Loss Per Share
Net Loss Per Share Attributable to 1Life Healthcare, Inc. Stockholders
Basic and diluted net loss per share attributable to 1Life Healthcare, Inc. stockholders were calculated as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(397,847)	$(254,641)	$(89,421)
Less: Net loss attributable to noncontrolling interest	—	—	(704)
Net loss attributable to 1Life Healthcare, Inc. stockholders	$(397,847)	$(254,641)	$(88,717)
Denominator:
Weighted average common shares outstanding-basic and diluted	197,048	155,343	118,379
Net loss per share attributable to1Life Healthcare, Inc. stockholders- basic and diluted	$(2.02)	$(1.64)	$(0.75)
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

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	17,468	28,312	28,273
Unvested restricted stock	13,429	3,249	1,291
2025 Notes (1)	7,117	7,117	—
Shares held in special indemnity escrow account in connection with Iora acquisition (2)	405	405	—
	38,419	39,083	29,564
(1) Under the modified retrospective method of adoption of ASU 2020-06, the dilutive impact of convertible senior notes was calculated using the if-converted method for the year ended December 31, 2022. During the year ended December 31, 2022, the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible as of December 31, 2022. See Note 2 "Summary of Significant Accounting Policies".
(2) The escrow shares will terminate on the 36-month anniversary of the closing date of the Iora acquisition.
17.Commitments and Contingencies
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2022 and December 31, 2021, the Company has not incurred any material costs as a result of such indemnifications.
Legal Matters
In May 2018, a class action complaint was filed by two former members against the Company in the Superior Court of California for the County of San Francisco (the "Court"), alleging that the Company made certain misrepresentations resulting in them paying the Annual Membership Fee, or AMF, in violation of California’s Consumers Legal Remedies Act, California’s False Advertising Law and California’s Unfair Competition Law, and seeking damages and injunctive relief. Following certain trial court proceedings and certain appeals, arbitration proceedings, and court-ordered mediation proceedings, in June 2021, the parties filed a joint notice of settlement and request for stay before the appellate court in light of reaching a settlement in principle. The parties later executed a class action settlement agreement and release effective June 30, 2021, which requires trial court approval. A preliminary class settlement approval hearing was scheduled to take place in August 2021, but the trial court requested supplemental briefing and vacated the previously scheduled hearing. Plaintiffs filed their supplemental brief and supporting documents on October 12, 2021. The trial court granted the motion for preliminary approval on November 12, 2021. Pursuant to the terms of the settlement and the trial court’s order, the class notice phase took place in late February 2022. The final approval hearing for the settlement was held on July 25, 2022. On July 26, 2022, the court granted the motion for final approval of the class action settlement. No appeals were filed. A settlement compliance hearing is currently scheduled for March 2, 2023.
The settlement amount of $11,500 was recorded as other current liabilities in the consolidated balance sheets as of December 31, 2021. The Company's insurers committed to pay $5,950 towards the settlement amount. The settlement amount, net of expected insurance recovery, of which $5,550 was recorded as general and administrative expenses in the consolidated statements of operations for the twelve months ended December 31, 2021. The settlement fund was funded on October 3, 2022 and initial distribution of the settlement fund to recipients occurred in 2022, with redistribution continuing into 2023.

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

Between August 10, 2022, and August 31, 2022, seven complaints were filed in federal court by purported stockholders of 1Life regarding the Amazon Merger. The aforementioned seven complaints are collectively referred to as the “Complaints.” The Complaints name as defendants 1Life and each member of the Board, collectively referred to as the “1Life Defendants.” The Complaints alleged violations of Section 14(a) of the Exchange Act against all 1Life Defendants and alleged violations of Section 20(a) of the Exchange Act against the members of the Board in connection with disclosures made by the 1Life Defendants related to the Merger. The Complaints sought, among other relief, (i) injunctive relief preventing the consummation of the Merger unless the 1Life Defendants disclosed certain information requested by the plaintiffs, (ii) rescission and/or rescissory damages in the event the Merger was consummated, and (iii) an award of plaintiffs’ expenses and attorneys’ fees. As of December 31, 2022, all seven of the Complaints had been voluntarily dismissed.
Government Inquiries and Investigations
In March 2021, the Company received (i) requests for information and documents from the United States House Select Subcommittee on the Coronavirus Crisis, (ii) a request for information from the California Attorney General and the Alameda County District Attorney’s Office, and (iii) a request for information and documents from the Federal Trade Commission relating to the Company’s provision of COVID-19 vaccinations. The Company has also received inquiries from state and local public health departments regarding its vaccine administration practices and has and may continue to receive additional requests for information from other governmental agencies relating to its provision of COVID-19 vaccinations. The Company is cooperating with these requests as well as requests received from other governmental agencies, including with respect to the Company's compensation practices and membership generation during the relevant periods. The majority staff of the Subcommittee released a memorandum of findings in December 2021. No further disclosures, testimony, or other responses have been requested by the Subcommittee. In addition, in February 2022, the Federal Trade Commission advised us that they were closing their inquiry on our provision of COVID-19 vaccinations. The Company is unable to predict the outcomes or timeline of the residual government inquiries or if any additional requests, inquiries, investigations, or other government actions may arise relating to such circumstances. Legal fees have been recorded as general and administrative expenses in the consolidated statements of operations.
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
18.Related Party Transactions
Certain of the Company's investors are also customers of the Company. Revenue recognized under contractual obligations from such customers was immaterial for the years ended December 31, 2022 and 2021, respectively. Revenue recognized under contractual obligations from such customers was $2,093 for the year ended December 31, 2020. The outstanding receivable balance from such customers was immaterial as of December 31, 2022 and December 31, 2021.
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

1LIFE HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)

20.Proposed Acquisition by Amazon
On July 20, 2022, the Company entered into the Merger Agreement with Amazon. Subject to the terms and conditions of the Merger Agreement, Amazon will acquire the Company for $18 per share in an all-cash transaction valued at approximately $3.9 billion, including the Company’s net debt. As a result of the Amazon Merger, the Company will become a wholly-owned indirect subsidiary of Amazon. The consummation of the Amazon Merger is subject to a number of closing conditions, including, among others, the receipt of certain regulatory approvals, as well as other customary closing conditions.
In connection with the Merger, on November 14, 2022, Amazon and the Company entered into the Loan Agreement pursuant to which Amazon has agreed to provide senior unsecured financing to the Company in an aggregate principal amount of up to $300.0 million to be funded in up to ten tranches of $30.0 million per month, beginning on March 20, 2023 until the earliest of (i) the 24-month anniversary of the termination of the Merger in accordance with the terms of the Merger Agreement, (ii) if the Merger has not occurred and the Company does not refinance all of its convertible senior notes, January 1, 2025, (iii) 120 days prior to the maturity date of any indebtedness used to finance the existing convertible senior notes, and (iv) July 22, 2026. The proceeds will be used for working capital funding requirements and other general corporate purposes of the Company.
Amounts drawn bear interest at a rate equal to the secured overnight financing rate for such business day announced by the Federal Reserve Bank of New York (“SOFR”) plus 3.5% per annum, which shall increase to SOFR plus 6.0% per annum following the merger termination date. The principal amount outstanding and all accrued and unpaid interest under the Loan Agreement is payable on the maturity date.
Following the merger termination date, certain customary covenants apply under the Loan Agreement, such as limitations on indebtedness, liens, mergers or acquisitions, restricted payments, asset transfers, investments, transactions with affiliates, changes in business, dissolution, and compliance with law. Upon the occurrence of an event of default, a default interest rate of an additional 2.0% may be applied to the outstanding loan balances, and Amazon may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Events of default under the Loan Agreement include customary events of default, including, but not limited to: (i) failure to make any payment of principal, interest or any other obligation under the Loan Agreement when due and payable; (ii) failure to perform any obligation under any negative covenants, (iii) failure to perform any other obligations not otherwise specified in clauses (i) and (ii) subject to a 30 day cure period; (iv) change of control of the Company, other than pursuant to the Merger, (v) the Company being or becoming insolvent, beginning an insolvency proceeding, or becoming subject to an insolvency proceeding that is not dismissed or stayed within 45 days; (vi) a default under any agreement with a third party resulting in a right by such third party to accelerate the maturity of any indebtedness in an amount in excess of $5.0 million; or (vii) the making of a material misrepresentation.